Form 10-Q
period 2011-03-31
Rhino Resource Partners LP
filed 2011-05-16
CIK 1490630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-34892

RHINO RESOURCE PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2377517 (IRS Employer Identification No.)

424 Lewis Hargett Circle, Suite 250 Lexington, KY (Address of principal executive offices)	40503 (Zip Code)

(859) 389-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of May 13, 2011, 12,419,153 common units and 12,397,000 subordinated units were outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: changes in governmental regulation of the mining industry or the electric utility industry; adverse weather conditions and natural disasters; weakness in global economic conditions; decreases in demand for electricity and changes in demand for coal; poor mining conditions resulting from geological conditions or the effects of prior mining; equipment problems at mining locations; the availability of transportation for coal shipments; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; the availability and prices of competing electricity generation fuels; our ability to secure or acquire high-quality coal reserves; and our ability to find buyers for coal under favorable supply contracts. These and other risks are described in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us.  Accordingly no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$951	$76
Accounts receivable, net of allowance for doubtful accounts ($19 as of March 31, 2011 and December 31, 2010)	34,006	27,351
Inventories	21,042	15,635
Advance royalties, current portion	1,080	1,918
Prepaid expenses and other	4,730	5,376
Total current assets	61,809	50,356
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	449,452	442,112
Less accumulated depreciation, depletion and amortization	(167,791)	(159,535)
Net property, plant and equipment	281,661	282,577
Advance royalties, net of current portion	3,568	2,935
Investment in unconsolidated affiliate	18,138	18,749
Goodwill	202	202
Intangible assets	707	719
Other non-current assets	2,790	3,107
TOTAL	$368,875	$358,645
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,544	$15,493
Accrued expenses and other	14,265	12,969
Current portion of long-term debt	2,132	2,908
Current portion of asset retirement obligations	5,540	4,350
Current portion of postretirement benefits	160	160
Total current liabilities	38,641	35,880
NON-CURRENT LIABILITIES
Long-term debt	46,909	33,620
Asset retirement obligations	30,012	31,341
Other non-current liabilities	3,754	3,706
Postretirement benefits	6,658	6,481
Total non-current liabilities	87,333	75,148
Total liabilities	125,974	111,028
COMMITMENTS AND CONTINGENCIES (NOTE 12)
PARTNERS’ CAPITAL:
Limited partners	231,956	236,582
General partner	10,320	10,410
Accumulated other comprehensive income	625	625
Total partners’ capital	242,901	247,617
TOTAL	$368,875	$358,645

 See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In thousands)

	Three Months
	Ended March 31,
	2011	2010
REVENUES:
Coal sales	$78,560	$62,642
Freight and handling revenues	1,131	942
Other revenues	3,064	3,019
Total revenues	82,755	66,603
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	61,042	46,352
Freight and handling costs	813	673
Depreciation, depletion and amortization	9,144	7,765
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	5,351	3,678
(Gain) loss on sale of assets—net	(89)	(1)
Total costs and expenses	76,261	58,467
INCOME FROM OPERATIONS	6,494	8,136
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense and other	(1,058)	(1,470)
Interest income and other	1	8
Equity in net income (loss) of unconsolidated affiliate	699	(130)
Total interest and other income (expense)	(358)	(1,592)
INCOME BEFORE INCOME TAXES	6,136	6,544
INCOME TAXES	—	—
NET INCOME AND COMPREHENSIVE INCOME	$6,136	$6,544

General partner’s interest in net income	$123
Common unitholders’ interest in net income	$3,007
Subordinated unitholders’ interest in net income	$3,006
Net income per limited partner unit, basic:
Common units	$0.24
Subordinated units	$0.24
Net income per limited partner unit, diluted:
Common units	$0.24
Subordinated units	$0.24
Distributions paid per limited partner unit	$0.4208
Weighted average number of limited partner units outstanding, basic:
Common units	12,402
Subordinated units	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	12,431
Subordinated units	12,397

 See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,136	$6,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,144	7,765
Accretion on asset retirement obligations	490	542
Accretion on interest-free debt	51	49
Amortization of advance royalties	587	276
Amortization of debt issuance costs	255	—
Equity in net (income) loss of unconsolidated affiliate	(699)	130
Loss on retirement of advance royalties	47	78
(Gain) on sale of assets—net	(89)	(1)
Equity-based compensation	359	—
Changes in assets and liabilities:
Accounts receivable	(6,655)	(3,371)
Inventories	(5,407)	(6,151)
Advance royalties	(429)	(633)
Prepaid expenses and other assets	707	606
Accounts payable	1,148	(2,974)
Accrued expenses and other liabilities	803	1,714
Asset retirement obligations	(629)	(192)
Postretirement benefits	176	173
Net cash provided by operating activities	5,995	4,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(8,598)	(6,637)
Proceeds from sales of property, plant, and equipment	374	1
Principal payments received on notes receivable	—	98
Changes in restricted cash	—	(3)
Return of capital from unconsolidated affiliate	1,311	—
Net cash used in investing activities	(6,913)	(6,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	49,448	30,000
Repayments on line of credit	(36,370)	(26,980)
Repayments on long-term debt	(616)	(1,373)
Payment of offerings costs	(19)	—
Distributions to unitholders	(10,650)	—
Net cash provided by financing activities	1,793	1,647
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	875	(339)
CASH AND CASH EQUIVALENTS—Beginning of period	76	687
CASH AND CASH EQUIVALENTS—End of period	$951	$348

 See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010 AND FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP (the “Partnership”) and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

For income, expense and cash flow items for the three months ended March 31, 2010, the Partnership has disclosed figures of Rhino Energy LLC (the ‘‘Predecessor’’ or the ‘‘Operating Company’’) as the Partnership had no operations during this period. The closing of the Partnership’s initial public offering (‘‘IPO’’) and the contribution of the membership interests in the Operating Company to the Partnership did not result in any basis change of the assets of the Predecessor as the Partnership and Predecessor were entities under common control and the Predecessor was contributed to the Partnership and continued operations in consistently the same manner after being contributed to the Partnership. For these reasons as well as year-to-year comparability of financial results, the income, expense and cash flow results of the Predecessor are presented for the three months ended March 31, 2010.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of March 31, 2011, condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 include all adjustments (consisting of normal recurring adjustments) which the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Organization—The Partnership is a Delaware limited partnership formed on April 19, 2010 to acquire the Predecessor, an entity engaged primarily in the mining and sale of coal. The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the IPO of the Partnership). The Operating Company and

its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia, and Utah and also has one underground mine located in Colorado that was operated during 2010, but was temporarily idled at year-end 2010 due to the expiration of the sole customer contract at this location. The majority of the Operating Company’s sales are made to domestic utilities and other coal-related organizations in the United States. The Operating Company was formed in April 2003 and has been built via acquisitions.

Initial Public Offering

On October 5, 2010, the Partnership completed its IPO of 3,730,600 common units, representing limited partner interests in the Partnership, at a price of $20.50 per common unit. Of the common units issued, 486,600 units were issued in connection with the exercise of the underwriters’ option to purchase additional units. Net proceeds from the offering were approximately $71.3 million, after deducting underwriting discounts of approximately $5.2 million, of which approximately $62.0 million was received by the Partnership and approximately $9.3 million was paid directly to the Partnership’s sponsor, Wexford Capital LP (“Wexford Capital”), as reimbursement for capital expenditures incurred by affiliates of Wexford Capital with respect to the assets contributed to the Partnership in connection with the offering. The Partnership used the net proceeds from this offering, less offering expenses of approximately $3.0 million incurred at the IPO date, and a related capital contribution by Rhino GP LLC, the Partnership’s general partner (the “General Partner”) of approximately $10.4 million, to repay approximately $69.4 million of outstanding indebtedness under the Operating Company’s credit facility. The Partnership paid additional offering expenses after the IPO date of approximately $0.7 million for total offering expenses of approximately $3.7 million.

In connection with the closing of the IPO, the owners of the Operating Company contributed their membership interests in the Operating Company to the Partnership, and the Partnership issued 12,397,000 subordinated units representing limited partner interests in the Partnership and 8,666,400 common units to Rhino Energy Holdings LLC, an affiliate of Wexford Capital, and issued incentive distribution rights to the General Partner. Upon the closing of the IPO, and as required by the Operating Company’s credit agreement by and among the Operating Company, as borrower, and its subsidiaries as guarantors, and PNC Bank, National Association, as agent, and the other lenders thereto (as amended from time to time, the “Credit Agreement”), the Partnership pledged 100% of the membership interests in the Operating Company to the agent on behalf of itself and the other lenders to secure the Operating Company’s obligations under the Credit Agreement.

Acquisition of Coal Property

In August 2010, the Predecessor acquired certain assets for cash consideration of approximately $15.0 million from the Trustee of the Federal Bankruptcy Court charged with the sale of the C. W. Mining Company assets. These assets are located in Emery and Carbon Counties, Utah. Prior to the purchase of the assets, the Operating Company formed a new wholly owned subsidiary, Castle Valley Mining LLC (“Castle Valley”).  Castle Valley in turn acquired the following assets and liabilities (of the former C.W. Mining Company) from the Operating Company:

•                  the Coal Operating Agreement whereby Castle Valley becomes a sub-lessee of certain federal coal leases owned by the Bureau of Land Management;

•                  buildings, mining equipment, conveyor belts and belt structure, a truck loading facility and other mining assets; and

•                  reclamation or “end of mine” liabilities.

The Partnership staffed the location and rehabilitated the mine and equipment and began production from these assets at one underground mine in the first quarter of 2011. The coal produced and sold from these mining assets is being sold as steam coal.

The Partnership allocated the purchase price of $15.0 million to the assets and liabilities acquired based upon their respective fair values in accordance with Accounting Standards Codification (“ASC”) Topic 805. The fair value of the assets acquired and liabilities assumed in this transaction are as follows:

(in thousands)
Mining and other equipment & related facilities	$8,689
Asset retirement costs	933
Coal properties	17,100
Asset retirement obligation liability assumed	(933)
Net assets acquired	25,789
Gain on bargain purchase	(10,789)
Total consideration	$15,000

Although the responsibility of valuation remains with the Partnership’s management, the determination of the fair values of the various assets and liabilities acquired were based in part upon studies conducted by third-party professionals with experience in the appropriate subject matter. Because the fair value of the assets acquired exceeded the purchase price, the Partnership recorded a gain of $10.8 million in the third quarter of 2010. A gain resulted from this acquisition since the assets were purchased in a distressed sale out of bankruptcy.

Acquisition of Oil and Gas Mineral Rights

In the first quarter of 2011, the Partnership completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $3.0 million. In addition, on May 13, 2011, the Partnership purchased additional oil and gas mineral rights in the Cana Woodford region for approximately $0.5 million. The Partnership expects royalty revenues to be generated from these mineral rights in future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Investment in Joint Venture.  Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, the Partnership’s ability to exercise significant influence over the operating and financial policies of the investee and whether the Partnership is determined to be the primary beneficiary. Equity method investments are recorded at original cost and adjusted periodically to recognize the Partnership’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an equity method investment exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Partnership resumes accounting for the investment under the equity method when the entity subsequently reports net income and the Partnership’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down when there is clear evidence that a decline in value that is other than temporary has occurred.

In May 2008, the Operating Company entered into a joint venture, Rhino Eastern LLC (“Rhino Eastern”), with Patriot Coal Corporation (“Patriot”) to acquire the Eagle mining complex. To initially capitalize the joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture, and accounts for the investment in the joint venture and its results of operations under the equity method. The Partnership’s exposure to potential losses the joint venture may incur is in proportion to the Partnership’s ownership interest in the joint venture. The Partnership considers the operations of this entity to comprise a reporting segment and has provided additional detail related to this operation in Note 17, ‘‘Segment Information.’’

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Other prepaid expenses	$917	$929
Prepaid insurance	2,305	3,239
Prepaid leases	63	82
Supply inventory	1,275	956
Deposits	170	170
Total	$4,730	$5,376

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2011 and December 31, 2010 are summarized by major classification as follows:

	Useful Lives	March 31, 2011	December 31, 2010
		(in thousands)
Land and Land Improvements		$25,748	$25,748
Mining and other equipment and related facilities	2 - 20 Years	221,759	218,886
Mine development costs	1 - 15 Years	58,359	56,857
Coal properties	1 - 15 Years	135,697	132,431
Construction work in process		7,889	8,190
Total		449,452	442,112
Less accumulated depreciation, depletion and amortization		(167,791)	(159,535)
Net		$281,661	$282,577

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$6,736	$6,602
Depletion expense for coal properties	871	455
Amortization expense for mine development costs	747	411
Amortization expense for intangible assets	12	51
Amortization expense for asset retirement costs	778	246
Total depreciation, depletion and amortization	$9,144	$7,765

5. GOODWILL AND INTANGIBLE ASSETS

ASC Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Goodwill as included in the Other category as of March 31, 2011 and December 31, 2010 consisted of the following:

March 31,	December 31,
2011	2010
(in thousands)
$202	$202

Intangible assets as of March 31, 2011 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		(in thousands)
Patent	$728	$89	$639
Developed Technology	78	10	68
Total	$806	$99	$707

Intangible assets as of December 31, 2010 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		(in thousands)
Patent	$728	$79	$649
Developed Technology	78	8	70
Total	$806	$87	$719

The Partnership considers these intangible assets to have a useful life of seventeen years. The intangible assets are amortized over their useful life on a straight line basis.

The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at March 31, 2011:

		Developed
	Patent	Technology	Total
		(in thousands)
2011	$32	$3	$35
2012	43	5	48
2013	43	5	48
2014	43	5	48
2015	43	5	48

6. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Deposits and other	$783	$840
Debt issuance costs—net	1,955	2,211
Deferred expenses	52	56
Total	$2,790	$3,107

Debt issuance costs were approximately $4.3 million as of March 31, 2011 and December 31, 2010. Accumulated amortization of debt issuance costs were approximately $2.4 million and approximately $2.1 million as of March 31, 2011 and December 31, 2010, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Payroll, bonus and vacation expense	$4,177	$3,570
Non income taxes	3,192	3,020
Royalty expenses	2,509	2,184
Accrued interest	481	460
Health claims	1,638	2,046
Workers’ compensation & pneumoconiosis	1,400	1,400
Other	868	289
Total	$14,265	$12,969

8. DEBT

Debt as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$41,550	$28,470
Note payable to H&L Construction Co., Inc.	2,804	2,973
Other notes payable	4,687	5,085
Total	49,041	36,528
Less current portion	(2,132)	(2,908)
Long-term debt	$46,909	$33,620

Senior Secured Credit Facility with PNC Bank, N.A.—The maximum availability under the credit facility by and among the Operating Company, the guarantors (including the Partnership) and lenders which are parties thereto, and PNC Bank, N.A. as administrative agent is $200.0 million. Borrowings under the line of credit bear interest which varies depending upon the grouping of the borrowings within the line of credit. At March 31, 2011, the Operating Company had borrowed $39.0 million at a variable interest rate of LIBOR plus 3.00% (3.27% at March 31, 2011) and an additional $2.6 million at a variable interest rate of PRIME plus 1.50% (4.75% at March 31, 2011). In addition, the Operating Company had outstanding letters of credit of $23.7 million at a fixed interest rate of 3.00% at March 31, 2011. The credit agreement expires in February 2013. At March 31, 2011, the Operating Company had not used $134.7 million of the borrowing availability. As part of the agreement, the Operating Company is required to pay a commitment fee of 0.5% on the unused portion of the borrowing availability. Borrowings on the line of credit are collateralized by all the unsecured assets of the Partnership.

The revolving credit commitment requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, selling or assigning stock. The Partnership was in compliance with all covenants contained in the credit agreement as of and for the period ended March 31, 2011.

Note payable to H&L Construction Co., Inc.— The note payable to H&L Construction Co., Inc. was originally a non-interest bearing note and the Partnership has recorded a discount for imputed interest at a rate of 5.0% on this note that is being amortized over the life of the note using the effective interest method. In 2009, the note was renegotiated and is now an interest bearing note as of December 31, 2009. The note payable matures in January 2015. The note is secured by mineral rights purchased by the Partnership from H&L Construction Co., Inc. with a carrying amount of approximately $11.7 million and approximately $11.8 million at March 31, 2011 and December 31, 2010, respectively.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2011 and the year ended December 31, 2010 are as follows:

	Three months ended March 31, 2011	Year ended December 31, 2010
	(in thousands)
Balance at beginning of period (including current portion)	$35,691	$45,101
Accretion expense	490	2,165
Adjustment resulting from addition of property	—	933
Adjustments to the liability from annual recosting and other	—	(10,202)
Liabilities settled	(629)	(2,306)
Balance at end of period	35,552	35,691
Current portion of asset retirement obligation	5,540	4,350
Long-term portion of asset retirement obligation	$30,012	$31,341

10. EMPLOYEE BENEFITS

Net periodic benefit cost for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Service costs	$116	$107
Interest cost	74	68
Amortization of (gain)	—	(38)
Total	$190	$137

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
401(k) plan expense	$520	$492

11. EQUITY-BASED COMPENSATION

In October 2010, the General Partner adopted the Rhino Long-Term Incentive Plan (the “Plan” or “LTIP”). The Plan is intended to promote the interests of the Partnership by providing to employees, consultants and directors of the General Partner, the Partnership or affiliates of either incentive compensation awards to encourage superior performance. The LTIP provides for grants of restricted units, unit options, unit appreciation rights, phantom units, unit awards, and other unit-based awards.

As of March 31, 2011, the General Partner granted phantom units to certain of the Partnership’s employees and restricted units and unit awards to its directors. These grants were made in connection with the IPO completed in October 2010.

With the vesting of the first portion of the employees’ awards in early April 2011, the Compensation Committee of the board of directors of the General Partner elected to pay some of the awards in cash or a combination of cash and common units.  This election was a change in policy from December 31, 2010 since management had previously planned to settle all employee awards with units upon vesting as per the grant agreements.  This policy change resulted in a modification of all employee awards from equity to liability classification as of March 31, 2011.  The Partnership recorded approximately $0.1 million in incremental compensation expense for the three months ended March 31, 2011 due to the modification of these awards. The equity balance of approximately $0.2 million accrued as of December 31, 2010 for the non-vested awards was also reclassified from the Limited partners’ capital account to Accrued expenses and other in the current liability portion in the unaudited condensed consolidated statement of financial position as of March 31, 2011.

12. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2011, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of approximately 3.1 million, approximately 2.2 million, and approximately 1.4 million tons of coal to 18 customers for the remainder of 2011, 5 customers in 2012 and 3 customers in 2013, respectively. Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of March 31, 2011, the Partnership had approximately 3.0 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2011 for approximately $7.9 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Purchased coal expense	$3,323	$298
OTC expense	$14	$—

There were no outstanding coal purchase commitments as of March 31, 2011.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Lease expense	$675	$1,627
Royalty expense	$3,836	$2,754

Joint Venture—Pursuant to the joint venture agreement with Patriot, the Partnership is required to contribute additional capital to assist in funding the development and operations of the joint venture. During the three months ended March 31, 2011 and 2010, the Partnership did not make any capital contributions. The Partnership may be required to contribute additional capital to the joint venture in subsequent periods.

13. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the period ended March 31, 2011:

	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$123	$3,007	$3,006
Denominator:
Weighted average units used to compute basic EPU	n/a	12,402	12,397
Effect of dilutive securities — LTIP awards	n/a	29	—
Weighted average units used to compute diluted EPU	n/a	12,431	12,397

Net income per limited partner unit, basic	n/a	$0.24	$0.24
Net income per limited partner unit, diluted	n/a	$0.24	$0.24

14. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	March 31,	Three months	Three months
	2011	ended	ended
	Receivable	March 31,	March 31,
	Balance	2011 Sales	2010 Sales
		(in thousands)
GenOn Energy, Inc. (fka Mirant Corporation)	$4,059	$13,051	$7,910
Indiana Harbor Coke Company, L.P	n/a	n/a	13,725
Resource Fuels, LLC	n/a	n/a	8,801
American Electric Power Company, Inc.	$3,994	$13,003	n/a

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The carrying value of the Partnership’s debt instruments and notes receivable approximate fair value since effective rates for these instruments are comparable to market at March 31, 2011.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2011 excludes approximately $0.1 million of property additions, which are recorded in accounts payable.

17. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah and also has one underground mine located in Colorado that was temporarily idled at year-end 2010 due to the expiration of the sole customer contract at this location. The Partnership sells primarily to electric utilities in the United States. For the three months ended March 31, 2011, the Partnership has four reportable business segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of underground mines in Colorado and Utah) and Eastern Met (comprised solely of the joint venture with Patriot). Additionally, the Partnership has an Other category that is comprised of the Partnership’s ancillary businesses. Within the Northern Appalachia reporting segment, the Partnership has aggregated two operating segments (representing its Sands Hill and Hopedale mining complexes) that have similar geography and similar economic characteristics in terms of product sold, product quality and end customers. Within the Rhino Western reporting segment, the Partnership has aggregated two operating segments (representing its Colorado mine and Utah mining complex) that have similar geography and similar economic characteristics in terms of product sold, product quality and end customers. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker.

In interim periods for 2010, prior to reporting full-year December 31, 2010 results, the Partnership had included its Colorado mine in the Other category since this operation did not meet the quantitative thresholds requiring separate disclosure as a reportable segment. With the acquisition of the Utah mining complex in August 2010, the Partnership began to aggregate the Colorado mine and Utah mining complex as one reportable segment as discussed above. For comparability purposes, the segment data for previous interim periods has thus been reclassified to present the results of the Colorado mine in the Rhino Western segment instead of the Other category.

The Partnership has historically accounted for the joint venture under the equity method. Under the equity method of accounting, the Partnership has historically only presented limited information (net income). The Partnership considers this operation to comprise a separate operating segment and has presented additional operating detail, with corresponding eliminations and adjustments to reflect its percentage of ownership.

Reportable segment results of operations for the three months ended March 31, 2011 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Segments
	(in thousands)
Total revenues	$49,811	$29,034	$2,330	$10,292	$(10,292)	$—	$1,580	$82,755
DD&A	5,640	2,156	590	793	(793)	—	758	9,144
Interest expense	416	306	48	1	(1)	—	288	1,058
Net Income (loss)	$2,074	$6,293	$(1,192)	$1,372	$(673)	$699	$(1,738)	$6,136

Reportable segment results of operations for the three months ended March 31, 2010 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Segments
	(in thousands)
Total revenues	$38,591	$24,000	$2,449	$5,443	$(5,443)	$—	$1,563	$66,603
DD&A	4,693	1,877	131	751	(751)	—	1,064	7,765
Interest expense	627	581	62	17	(17)	—	200	1,470
Net Income (loss)	$4,734	$2,581	$622	$(255)	$125	$(130)	$(1,263)	$6,544

18. SUBSEQUENT EVENTS

The Partnership and an affiliate of Wexford Capital are participating with Gulfport Energy, a publicly traded company, to acquire a portfolio of oil and gas leases in the Utica Shale. An affiliate of Wexford Capital owns approximately 18% of the common stock of Gulfport Energy. In May 2011, the Partnership purchased approximately a $6.2 million interest in a portfolio of leases and expects to participate in additional acquisitions of leases for an aggregate amount not to exceed $20 million. Drilling is expected to begin on these properties in 2011. The Partnership is expected to fund its share of drilling costs, the maximum cash outlay for which is not expected to exceed the amount of its investment in the underlying leases. The Partnership expects royalty revenues to be generated from these mineral rights in future periods. The Partnership has not completed its accounting analysis for this acquisition.

On April 26, 2011, the Partnership announced a cash distribution of $0.455 per common unit and subordinated unit, or $1.82 per unit on an annualized basis. This distribution was paid on May 13, 2011 to all unitholders of record as of the close of business on May 2, 2011.

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

For ease and comparability purposes in comparing 2011 to 2010 results, the results of Rhino Resource Partners LP and Rhino Energy LLC for 2010 have been combined as if Rhino Resource Partners LP was in existence for the entirety of 2010. Since Rhino Resource Partners LP maintained the historical basis of the Rhino Predecessor’s net assets, management believes that the combined Rhino Resource Partners LP and Rhino Predecessor results for 2011 are comparable with 2010. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes of our Annual Report on Form 10-K for the year ended December 31, 2010 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2010 included in this Annual Report on Form 10-K.

In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See the section “Cautionary Note Regarding Forward- Looking Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” also included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2010, we controlled an estimated 309.0 million tons of proven and probable coal reserves, consisting of an estimated 297.0 million tons of steam coal and an estimated 12.0 million tons of metallurgical coal. In addition, as of December 31, 2010, we controlled an estimated 271.8 million tons of non-reserve coal deposits. As of December 31, 2010, Rhino Eastern LLC, a joint venture in which we have a 51% membership interest and for which we serve as manager, controlled an estimated 22.2 million tons of proven and probable coal reserves at the Rhino Eastern mining complex located in Central Appalachia, consisting entirely of premium mid-vol and low-vol metallurgical coal, and an estimated 34.3 million tons of non-reserve coal deposits. Our and the joint venture’s proven and probable coal reserves and non-reserve coal deposits were the same in all material respects as of December 31, 2010. As of March 31, 2011, we operated eleven mines, including six underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. In addition, the joint venture operated one underground mine in West Virginia. During 2010, we operated one underground mine in Colorado, but we temporarily idled this mine at year end 2010 due to the expiration of our sole customer contract at this location. We are currently planning to restart production at this location in late 2011. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

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

For the three months ended March 31, 2011, we generated revenues of approximately $82.8 million and net income of approximately $6.1 million. Excluding results from the joint venture, for the three months ended March 31, 2011, we produced approximately 1.2 million tons of coal and sold approximately 1.1 million tons of coal, approximately 80% of which were pursuant to supply contracts. Additionally, the joint venture produced and sold approximately 0.1 million tons of premium mid-vol metallurgical coal for the three months ended March 31, 2011.

Recent Developments

Initial Public Offering

On October 5, 2010, we completed our IPO, in which we sold an aggregate of 3,730,600 common units, representing limited partner interests in us, at a price of $20.50 per common unit. Of the common units issued, 486,600 units were issued in connection with the exercise of the underwriters’ option to purchase additional units. Net proceeds from the offering were approximately $71.3 million, after deducting underwriting discounts of approximately $5.2 million, of which approximately $62.0 million was received by us and approximately $9.3 million was paid directly to our sponsor, Wexford Capital LP (“Wexford Capital”), as reimbursement for capital expenditures incurred by affiliates of Wexford Capital with respect to the assets contributed to us in connection with the offering. We used the net proceeds from this offering, less offering expenses of approximately $3.0 million incurred at the IPO date, and a related capital contribution by our general partner of approximately $10.4 million, to repay approximately $69.4 million of outstanding indebtedness under our credit facility. We paid additional offering expenses after the IPO date of approximately $0.7 million for total offering expenses of approximately $3.7 million.

In connection with the closing of the IPO, the owners of Rhino Energy LLC contributed their membership interests in Rhino Energy LLC to us, and we issued 12,397,000 subordinated units representing limited partner interests in us and 8,666,400 common units to Rhino Energy Holdings LLC, an affiliate of Wexford Capital, and issued incentive distribution rights to our general partner.

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

Oil and Gas

In the first quarter of 2011, we completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $3.0 million. In addition, on May 13, 2011, we purchased additional oil and gas mineral rights in the Cana Woodford region for approximately $0.5 million. This is a liquids rich gas play which is being actively permitted and drilled. These mineral rights represent a perpetual ownership in minerals with no future cash expenditures or liabilities, and produce monthly revenue after drilling.  Third parties are actively drilling in the Cana Woodford region and we expect that the interests will generate royalty revenue within 12 to 18 months.

In addition, we and an affiliate of Wexford Capital are participating with Gulfport Energy, a publicly traded company, to acquire a portfolio of oil and gas leases in the Utica Shale. An affiliate of Wexford Capital owns approximately 18% of the common stock of Gulfport Energy. We recently purchased approximately a $6.2 million interest in a portfolio of leases and expect to participate in additional acquisitions of leases for an aggregate investment not to exceed $20 million. Drilling is expected to begin on these properties in 2011. We expect to fund our share of drilling costs, the maximum cash outlay for which is not expected to exceed the amount of its investment in the underlying leases.  This is an early stage investment and subject to significant risks and uncertainties.

We believe income from the Cana Woodford and Utica Shale investments will provide a natural hedge against our own hydrocarbon needs and will help to diversify our income stream.

Utah Acquisition

In August 2010, we acquired certain mining assets of C.W. Mining Company out of bankruptcy (the “Castle Valley Acquisition”) for cash consideration of approximately $15.0 million. The assets acquired are located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. Production from these assets began at one underground mine in January 2011 and the type of coal produced is being sold as steam coal.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of March 31, 2011, we had commitments under sales contracts to deliver annually scheduled base quantities of approximately 3.1 million, approximately 2.2 million, and approximately 1.4 million tons of coal to 18 customers for the remainder of 2011, 5 customers in 2012 and 3 customers in 2013, respectively. Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

We conduct business through four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Eastern Met. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of March 31, 2011, together included four underground mines, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, the Leesville field and the Springdale field. The Hopedale mining complex, located in southern Ohio, included one underground mine and one preparation plant and loadout facility as of March 31, 2011. Our Sands Hill mining complex, located in northern Ohio, included two surface mines, a preparation plant and a river terminal as of March 31, 2011. Our Rhino Western segment includes our two underground mines in the Western Bituminous region. One of these underground mines, our McClane Canyon mine in Colorado, was temporarily idled at the end of 2010 upon the expiration of our sole customer contract and our Castle Valley mining complex in Utah began production in January 2011. The Eastern Met segment includes our 51% equity interest in the results of operations of the joint venture, which owns the Rhino Eastern mining complex, located in West Virginia, and for which we serve as manager. As of March 31, 2011, this complex was comprised of one underground mine and a preparation plant and loadout facility owned by our joint venture partner. Our Other category includes our roof bolt manufacturing operation, limestone operations and various businesses that provide support services such as reclamation, maintenance and transportation, the costs of which are reflected in our cost of operations.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(in millions)
Statement of Operations Data:
Total revenues	$82.8	$66.6
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	61.1	46.4
Freight and handling costs	0.8	0.6
Depreciation, depletion and amortization	9.1	7.8
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	5.4	3.7
(Gain) loss on sale of assets	(0.1)	—
Income from operations	6.5	8.1
Interest and other income (expense):
Interest expense	(1.1)	(1.5)
Interest income	—	—
Equity in net income (loss) of unconsolidated affiliate	0.7	(0.1)
Total interest and other income (expense)	(0.4)	(1.6)
Net income	$6.1	$6.5

Other Financial Data
EBITDA	$16.3	$15.8

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Summary.  For the three months ended March 31, 2011, our total revenues increased to $82.8 million from $66.6 million for the three months ended March 31, 2010. We sold 1.1 million tons of coal for the three months ended March 31, 2011, which is 0.2 million tons greater, or a 17.9% increase, than the 0.9 million tons of coal sold for the three months ended March 31, 2010. This increase was the result of production being reactivated at a surface mine in our Central Appalachia segment as well as the start of production at our Castle Valley operation in Utah, partially offset by the idling of our McClane Canyon mine in Colorado.

For the three months ended March 31, 2011, we increased our coal inventories by approximately 0.1 million tons. Our coal inventory increased in the first quarter of 2011 due to transportation constraints for rail service as well as river flooding that limited barge shipments.

Net income decreased while EBITDA increased for the three months ended March 31, 2011 from the three months ended March 31, 2010.  Net income was approximately $6.1 million for the three months ended March 31, 2011 compared to approximately $6.5 million for the three months ended March 31, 2010 as higher revenues were offset by higher costs and expenses, primarily in Central Appalachia. Net income was also positively impacted period to period due to $0.7 million of income from our Rhino Eastern joint venture for the three months ended March 31, 2011 compared to a loss of $0.1 million for the three months ended March 31, 2010, which represents our proportionate share of income from the joint venture in which we have a 51% membership interest and for which we serve as manager.

EBITDA increased to $16.3 million for the three months ended March 31, 2011 from $15.8 million for the three months ended March 31, 2010. EBITDA increased period to period due to increased depreciation, depletion and amortization expense, partially offset by lower interest expense and lower net income. EBITDA was also positively impacted period to period due to the net income impact from our Rhino Eastern joint venture discussed above.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	March 31, 2011	March 31, 2010	Tons	% *
	(in millions, except %)
Central Appalachia	0.6	0.4	0.2	38.6%
Northern Appalachia	0.5	0.5	—	2.4%
Rhino Western	0.1	0.1	—	5.1%
Total *†	1.1	0.9	0.2	17.9%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                          Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 1.1 million tons of coal in the three months ended March 31, 2011 as compared to approximately 0.9 million tons sold in the three months ended March 31, 2010. This increase in tons sold was primarily due to production being reactivated at a surface mine in our Central Appalachia segment as well as the start of production at our Castle Valley operation in Utah, partially offset by the idling of our McClane Canyon mine in Colorado. Tons of coal sold in our Central Appalachia segment increased by approximately 0.2 million, or 38.6%, to approximately 0.6 million tons for the three months ended March 31, 2011 from approximately 0.4 million tons for the three months ended March 31, 2010. For our Northern Appalachia segment, tons of coal sold remained constant at approximately 0.5 million tons for both the three months ended March 31, 2011 and 2010. Coal sales from our Rhino Western segment also remained constant at approximately 0.1 million tons for the three months ended March 31, 2011 and 2010.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	March 31, 2011	March 31, 2010	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$49.5	$38.5	$11.0	28.4%
Freight and handling revenues	—	—	—	n/a
Other revenues	0.4	0.1	0.3	312.7%
Total revenues	$49.9	$38.6	$11.3	29.1%
Coal revenues per ton*	$88.73	$95.80	$(7.07)	(7.4)%
Northern Appalachia
Coal revenues	$26.8	$21.7	$5.1	23.5%
Freight and handling revenues	1.1	0.9	0.2	20.0%
Other revenues	1.1	1.4	(0.3)	(19.2)%
Total revenues	$29.0	$24.0	$5.0	21.0%
Coal revenues per ton*	$53.23	$44.14	$9.09	20.6%
Rhino Western
Coal revenues	$2.3	$2.4	$(0.1)	(4.9)%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$2.3	$2.4	$(0.1)	(4.8)%
Coal revenues per ton*	$39.51	$43.68	$(4.17)	(9.5)%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	1.6	1.6	—	1.0%
Total revenues	$1.6	$1.6	$—	1.0%
Coal revenues per ton	n/a	n/a	n/a	n/a
Total
Coal revenues	$78.6	$62.6	$16.0	25.4%
Freight and handling revenues	1.1	0.9	0.2	20.0%
Other revenues	3.1	3.1	—	1.5%
Total revenues	$82.8	$66.6	$16.2	24.3%
Coal revenues per ton*	$70.17	$65.98	$4.19	6.4%

*                                         Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**                                  The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for this category.

Our coal revenues for the three months ended March 31, 2011 increased by approximately $16.0 million, or 25.4%, to approximately $78.6 million from approximately $62.6 million for the three months ended March 31, 2010. The increase in coal revenues was due to increased volume in tons sold as well as higher contracted prices. Coal revenues per ton were $70.17 for the three months ended March 31, 2011, an increase of $4.19, or 6.4%, from $65.98 per ton for the three months ended March 31, 2010. This increase in coal revenues per ton was primarily the result of higher contracted prices for steam coal.

For our Central Appalachia segment, coal revenues increased by approximately $11.0 million, or 28.4%, to approximately $49.5 million for the three months ended March 31, 2011 from approximately $38.5 million for the three months ended March 31, 2010 due to increased volume in tons sold. Coal revenues per ton for our Central Appalachia segment decreased by $7.07, or 7.4%, to $88.73 per ton for the three months ended March 31, 2011 as compared to $95.80 for the three months ended March 31, 2010, due to lower contracted prices, primarily related to metallurgical coal sold.

For our Northern Appalachia segment, coal revenues were approximately $26.8 million for the three months ended March 31, 2011, an increase of approximately $5.1 million, or 23.5%, from approximately $21.7 million for the three months ended March 31, 2010, as a result of higher contracted prices for steam coal as well as higher volumes of tons sold. Coal revenues per ton for our Northern Appalachia segment increased by $9.09, or 20.6%, to $53.23 per ton for the three months ended March 31, 2011 as compared to $44.14 per ton for the three months ended March 31, 2010. This increase was primarily due to higher contracted prices for steam coal.

For our Rhino Western segment, coal revenues decreased by approximately $0.1 million, or 4.9%, to approximately $2.3 million for the three months ended March 31, 2011 from approximately $2.4 million for the three months ended March 31, 2010. Coal revenues per ton for our Rhino Western segment were $39.51 for the three months ended March 31, 2011, a decrease of $4.17, or 9.5%, from $43.68 for the three months ended March 31, 2010. The decreases in revenue and coal revenues per ton were due to a decrease in the selling price to new customers for coal produced at our Castle Valley mine.

Other revenues for our Other category were flat period to period at $1.6 million.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal (“met coal”) and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended March 31, 2011	Three months ended March 31, 2010	Increase (Decrease) %*
Met coal tons sold	174.9	134.1	30.4%
Steam coal tons sold	382.2	267.7	42.7%
Total tons sold †	557.1	401.8	38.6%

Met coal revenue	$20,746	$17,934	15.7%
Steam coal revenue	$28,683	$20,587	39.3%
Total coal revenue †	$49,429	$38,521	28.4%

Met coal revenues per ton	$118.64	$133.74	(11.3)%
Steam coal revenues per ton	$75.05	$76.89	(2.4)%
Total coal revenues per ton †	$88.73	$95.80	(7.4)%

Met coal tons produced	198.8	129.9	53.0%
Steam coal tons produced	386.1	355.8	8.5%
Total tons produced †	584.9	485.7	20.4%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	March 31, 2011	March 31, 2010	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$35.5	$24.6	$10.9	44.8%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	5.6	4.7	0.9	20.2%
Selling, general and administrative	4.9	3.4	1.5	43.4%
Cost of operations per ton*	$63.81	$61.09	$2.72	4.4%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$17.6	$17.1	$0.5	2.9%
Freight and handling costs	0.8	0.6	0.2	20.8%
Depreciation, depletion and amortization	2.2	1.9	0.3	14.9%
Selling, general and administrative	0.1	0.1	—	(12.9)%
Cost of operations per ton*	$34.97	$34.82	$0.15	0.4%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$2.5	$1.5	$1.0	67.9%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.6	0.1	0.5	349.8%
Selling, general and administrative	—	—	—	(0.3)%
Cost of operations per ton*	$41.67	$26.10	$15.57	59.7%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.5	$3.2	$2.3	68.6%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.7	1.1	(0.4)	(28.7)%
Selling, general and administrative	0.4	0.2	0.2	115.7%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$61.1	$46.4	$14.7	31.7%
Freight and handling costs	0.8	0.6	0.2	20.8%
Depreciation, depletion and amortization	9.1	7.8	1.3	17.8%
Selling, general and administrative	5.4	3.7	1.7	45.5%
Cost of operations per ton*	$54.53	$48.82	$5.71	11.7%

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

Cost of Operations.  Total cost of operations was $61.1 million for the three months ended March 31, 2011 as compared to $46.4 million for the three months ended March 31, 2010. Our cost of operations per ton was $54.53 for the three months ended March 31, 2011, an increase of $5.71, or 11.7%, from the three months ended March 31, 2010. These overall increases in the cost of operations and cost of operations on a per ton basis were due to increased costs in our Rhino Western segment due to preparing our Castle Valley mine to begin production in the first quarter along with costs associated with idling our McClane Canyon mine. In addition, we experienced higher costs in our Central Appalachia operations due to an increased number of regulatory actions at Mine 28 in our Rob Fork mining complex along with increased transportation and maintenance costs from our Grapevine surface mine located in the Tug River complex.

Our cost of operations for the Central Appalachia segment increased by $10.9 million, or 44.8%, to $35.5 million for the three months ended March 31, 2011 from $24.6 million for the three months ended March 31, 2010. Our cost of operations per ton increased to $63.81 per ton for the three months ended March 31, 2011 from $61.09 per ton for three months ended March 31, 2010. The increases in cost of operations and costs of operations per ton were primarily due to an increased number of regulatory actions at Mine 28 located in the Rob Fork mining complex along with increased transportation and maintenance costs from the Grapevine surface mine located in the Tug River complex.

In our Northern Appalachia segment, our cost of operations increased by $0.5 million, or 2.9%, to $17.6 million for the three months ended March 31, 2011 from $17.1 million for the three months ended March 31, 2010, primarily due to increased costs of diesel fuel and increased roof support costs. Our cost of operations per ton was relatively flat at $34.97 for the three months ended March 31, 2011 compared to $34.82 for the three months ended March 31, 2010, an increase of $0.15 per ton, or 0.4%.

Our cost of operations for the Rhino Western segment increased by $1.0 million, or 67.9%, to $2.5 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010. Our cost of operations per ton increased to $41.67 per ton for the three months ended March 31, 2011 from $26.10 per ton for three months ended March 31, 2010. These increases in cost of operations and cost of operations per ton were primarily due to increased costs associated with preparing our Castle Valley mine to begin production in the first quarter along with costs associated with idling our McClane Canyon mine.

Cost of operations in our Other category increased by $2.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase was primarily due to an increase in amounts spent for professional fees and outside services.

Freight and Handling.  Total freight and handling cost for the three months ended March 31, 2011 increased by $0.2 million, or 20.8%, to $0.8 million from $0.6 million for the three months ended March 31, 2010. This increase was primarily due to a 0.2 million increase in the number of tons sold for the period ended March 31, 2011 as compared to the period ended March 31, 2010.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization, or DD&A, expense for the three months ended March 31, 2011 was $9.1 million as compared to $7.8 million for the three months ended March 31, 2010.

For the three months ended March 31, 2011, our depreciation cost was relatively flat at $6.7 million as compared to $6.6 million for the three months ended March 31, 2010.

For the three months ended March 31, 2011, our depletion cost was $0.9 million compared to $0.5 million for the three months ended March 31, 2010. This increase is primarily attributable to the increase in tons produced for the period ended March 31, 2011 as compared to the period ended March 31, 2010.

For the three months ended March 31, 2011, our amortization cost was $1.5 million as compared to $0.7 million for the three months ended March 31, 2010. This increase is primarily attributable to the acceleration of amortization for both mine development costs and asset retirement costs based on revisions to reserve valuations and useful lives.

Selling, General and Administrative.  Selling, general and administrative, or SG&A, expense for the three months ended March 31, 2011 was $5.4 million as compared to $3.7 million for the three months ended March 31, 2010. This increase in SG&A expense was primarily due to an increase in expenditures for legal fees and other professional fees.

Interest Expense.  Interest expense for the three months ended March 31, 2011 was $1.1 million as compared to $1.5 million for the three months ended March 31, 2010, a decrease of $0.4 million, or 28.1%. This decrease was primarily the result of a reduction in the balance due under our credit facility.

Eastern Met Supplemental Data.  Operational and financial data for the Rhino Eastern joint venture in which we have a 51% membership interest and for which we serve as manager (referred to as the “Eastern Met” segment) is presented below. Our consolidated revenue and costs do not include any portion of the revenue or costs of Rhino Eastern since we account for this operation under the equity method. We only record our proportionate share of net income of Rhino Eastern as a single item in our financial statements, but we believe the presentation of these items for Rhino Eastern provides additional insight into how this operation contributes to our overall performance.

(In thousands, except per ton data and %)	Three months ended March 31, 2011	Three months ended March 31, 2010	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$10,275	$5,417	89.7%
Total revenues	$10,292	$5,421	89.8%
Coal revenues per ton*	$187.71	$98.68	90.2%
Cost of operations	$7,395	$4,611	60.4%
Cost of operations per ton*	$135.10	$84.00	60.8%
Net income (loss)	$1,372	$(255)	n/a
Partnership’s portion of net income (loss)	$699	$(130)	n/a
Tons produced	56.4	57.1	(1.4)%
Tons sold	54.7	54.9	(0.3)%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

Rhino Eastern’s Eagle #1 mine was removed from the potential pattern of violation list in March 2011 by MSHA. However, beginning on March 18, 2011, MSHA ordered this mine to be idled until water located in previous mine works above the mine was removed. Rhino Eastern lost production at this mine for approximately three weeks while this water was removed. Due to this shutdown, production was below expectations in the first quarter of 2011 even though tons produced, tons sold and revenue increased year-to-year. In early April 2011, MSHA terminated its orders and production at Rhino Eastern’s Eagle #1 mine has resumed.

Net Income (Loss).  The following table presents net income (loss) by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months ended	Three months ended	Increase
Segment	March 31, 2011	March 31, 2010	(Decrease)
	(in millions)
Central Appalachia	$2.1	$4.7	$(2.6)
Northern Appalachia	6.3	2.6	3.7
Rhino Western	(1.2)	0.6	(1.8)
Eastern Met *	0.7	(0.1)	0.8
Other	(1.8)	(1.3)	(0.5)
Total	$6.1	$6.5	$(0.4)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the three months ended March 31, 2011, total net income decreased to approximately $6.1 million compared to approximately $6.5 million the three months ended March 31, 2010 as increases in coal revenues were offset by increased costs and expenses. For our Central Appalachia segment, net income decreased to $2.1 million for the three months ended March 31,

2011, a decrease of $2.6 million as compared to the three months ended March 31, 2010, primarily due to increased SG&A expenses as well as increased depletion and amortization costs. Net income in our Northern Appalachia segment increased by $3.7 million to $6.3 million for the three months ended March 31, 2011, from $2.6 million for the three months ended March 31, 2010. This increase was primarily the result of an increase in sales. Net income in our Rhino Western segment decreased by $1.8 million to a loss of $1.2 million for the three months ended March 31, 2011, compared to income of $0.6 million for the three months ended March 31, 2010. This decrease was primarily the result of an increase in costs associated with preparing our Castle Valley operation to begin production in the first quarter of 2011. Our Eastern Met segment recorded net income of $0.7 million for the three months ended March 31, 2011, an increase of $0.8 million from a loss of $0.1 million for the three months ended March 31, 2010.  For the Other category, we had a net loss of $1.8 million for the three months ended March 31, 2011, an increase of $0.5 million as compared to a net loss of $1.3 million for the three months ended March 31, 2010.  This increase in loss was primarily due to an increase in costs of operations.

EBITDA.  The following table presents EBITDA by reportable segment for the three months ended March 31, 2011 and 2010:

	Three months ended	Three months ended	Increase
Segment	March 31, 2011	March 31, 2010	(Decrease)
	(in millions)
Central Appalachia	$8.1	$10.1	$(2.0)
Northern Appalachia	8.8	5.0	3.8
Rhino Western	(0.6)	0.8	(1.4)
Eastern Met *	0.7	(0.1)	0.8
Other	(0.7)	—	(0.7)
Total	$16.3	$15.8	$0.5

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total EBITDA for the three months ended March 31, 2011 was $16.3 million, an increase of $0.5 million from the three months ended March 31, 2010 primarily due to an increase in DD&A expense of $1.3 million, partially offset by a decrease in interest expense of $0.4 million and a decrease in net income of $0.4 million. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of EBITDA” for reconciliations of EBITDA to net income on a segment basis.

Reconciliations of EBITDA

EBITDA represents net income before interest expense, income taxes and depreciation, depletion and amortization. EBITDA is used by management primarily as a measure of the Partnership’s operating performance. Because not all companies calculate EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. The following tables present reconciliations of EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Eastern
Three months ended March 31, 2011	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income	$2.1	$6.3	$(1.2)	$0.7	$(1.8)	$6.1
Plus:
DD&A	5.6	2.2	0.6	—	0.7	9.1
Interest expense	0.4	0.3	—	—	0.4	1.1
EBITDA†	$8.1	$8.8	$(0.6)	$0.7	$(0.7)	$16.3

	Central	Northern	Rhino	Eastern
Three months ended March 31, 2010	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income	$4.7	$2.6	$0.6	$(0.1)	$(1.3)	$6.5
Plus:
DD&A	4.7	1.9	0.1	—	1.1	7.8
Interest expense	0.7	0.5	0.1	—	0.2	1.5
EBITDA†	$10.1	$5.0	$0.8	$(0.1)	$—	$15.8

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

†                                          EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended March 31, 2011	Three months ended March 31, 2010
	(in millions)
Net cash provided by operating activities	$6.0	$4.6
Plus:
Increase in net operating assets	10.3	10.8
Gain on sale of assets	0.1	—
Interest expense	1.1	1.5
Equity in net income of unconsolidated affiliate	0.7	—
Less:
Decrease in net operating assets	—	—
Accretion on interest-free debt	0.1	0.1
Amortization of advance royalties	0.6	0.3
Amortization of debt issuance costs	0.2	—
Equity-based compensation	0.4	—
Loss on sale of assets	—	—
Loss on retirement of advance royalties	0.1	0.1
Accretion on asset retirement obligations	0.5	0.5
Equity in net loss of unconsolidated affiliate	—	0.1
EBITDA†	$16.3	$15.8

†                                          EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in developing and mining our reserves, as well as complying with applicable environmental and mine safety laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Our sources of liquidity include cash generated by our operations, borrowings under our credit agreement and issuances of equity and debt securities.

The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of March 31, 2011, our available liquidity was $135.7 million, including cash on hand of $1.0 million and $134.7 million available under our credit agreement.

Please read “—Capital Expenditures” for a further discussion of the impact on liquidity.

Cash Flows

Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2011 as compared to $4.6 million for the three months ended March 31, 2010.  This increase in cash provided by operating activities was primarily the result of an increase in non-

cash items period to period, such as depreciation, depletion and amortization, being added to net income to arrive at cash flows from operations.

Net cash used in investing activities was $6.9 million for the three months ended March 31, 2011 as compared to $6.5 million for the three months ended March 31, 2010.  The increase in cash used in investing activities was primarily due to the increased amounts expended for the purchase of mining equipment and other asset acquisitions, including the $3.0 million Cana Woodford acquisition mentioned earlier.

Net cash provided by financing activities for the three months ended March 31, 2011 was $1.8 million, which was primarily attributable to borrowings under our credit agreement, partially offset by our distribution to partners in the first quarter of 2011.  Net cash provided by financing activities for the three months ended March 31, 2010 was $1.6 million, which were primarily attributable to borrowings under our credit agreement.

Capital Expenditures

Our mining operations require investments to expand, upgrade or enhance existing operations and to meet environmental and safety regulations. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. Examples of maintenance capital expenditures include expenditures associated with the replacement of equipment and coal reserves, whether through the expansion of an existing mine or the acquisition or development of new reserves to the extent such expenditures are made to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of reserves, equipment for a new mine or the expansion of an existing mine to the extent such expenditures are expected to expand our long-term operating capacity.

Actual maintenance capital expenditures for the three months ended March 31, 2011 were approximately $2.1 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2011 were approximately $6.6 million. As discussed earlier, we completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $3.0 million during the first quarter of 2011 that was classified as an expansion capital expenditure.  The remaining amounts were primarily spent for our internal development projects.  For the year ending December 31, 2011, we have budgeted $46.0 million to $55.0 million for capital expenditures.

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

Credit Agreement

Rhino Energy LLC, our wholly owned subsidiary, as borrower, and we and our operating subsidiaries, as guarantors, are parties to our $200.0 million credit agreement, which is available for general partnership purposes, including working capital and capital expenditures, and may be increased by up to $75.0 million with the consent of the lenders, so long as there is no event of default. Of the $200.0 million, $50.0 million is available for letters of credit. As of March 31, 2011, we had borrowings outstanding under our credit agreement of approximately $41.6 million and $23.7 million of letters of credit in place, leaving approximately $134.7 million of availability under our credit agreement. During the three month period ending March 31, 2011, we had average borrowings outstanding of approximately $33.1 million in relation to this credit agreement.

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

Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of March 31, 2011, we are in compliance with respect to all covenants contained in the credit agreement.

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

As of March 31, 2011, we had $23.7 million in letters of credit outstanding, of which $20.8 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in these policies and estimates as of March 31, 2011.

Recent Accounting Pronouncements

In December 2010, the FASB published Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. Testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The update in ASU No. 2010-28 states that if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, an entity shall evaluate whether there are adverse qualitative factors. Qualitative factors may include:

a. A significant adverse change in legal factors or in the business climate;

b. An adverse action or assessment by a regulator;

c. Unanticipated competition;

d. A loss of key personnel;

e. A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of;

f. The testing for recoverability under the Impairment or Disposal of Long-Lived Assets Subsections of Subtopic 360-10 of a significant asset group within a reporting unit; or

g. Recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The amendments in ASU No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We have adopted the provisions of ASU No. 2010-28 effective January 1, 2011 and this ASU had no impact on our goodwill balance.

In December 2010, the FASB published ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. The accounting guidance on business combinations requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU No. 2010-29 also expand the supplemental pro forma disclosures under business combination accounting to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have adopted the provisions of ASU No. 2010-29 effective January 1, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity risk and interest rate risk.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts and the use of forward contracts.

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage the exposure related to this volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by $0.2 million for the three months ended March 31, 2011. A hypothetical increase of 10% in steel prices would have reduced net income by $0.4 million for the three months ended March 31, 2011. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.1 million for the three months ended March 31, 2011.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. During the past year, we have been operating in a period of declining interest rates, and we have managed to take advantage of the trend to reduce our interest expense. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.1 million for the three months ended March 31, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2010. These risks are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period covered by this report.

Item 3.           Defaults upon Senior Securities.

None.

Item 4.           [Removed and Reserved.]

Item 5.           Other Information.

Federal Mine Safety and Health Act Information

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires issuers to include in periodic reports filed with the SEC certain information relating to citations or orders for violations of standards under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following disclosures respond to that legislation. While we believe the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that any rule making by the SEC will require disclosures to be presented in a form or with information that differs from the following.

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

Responding to the Dodd-Frank Act legislation, we report that, for the three months ended March 31, 2011, none of our operating subsidiaries received written notice from MSHA of (a) a violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards under section 104(e) of the Mine Act, or (c) the potential to have such a pattern. We have 12 legal proceedings before the Federal Mine Safety and Health Review Commission (the “Commission”) that were initiated during the three months ended March 31, 2011 and we have 86 total legal proceedings that were pending before the Commission during the three months ended March 31, 2011 which includes the legal proceedings before the Commission as well as all contests of citations and penalty assessments which are not before an administrative law judge.  All of these legal proceedings constitute challenges by us of citations issued by MSHA.  There were no mining-related fatalities during the three months ended March 31, 2011.

On November 19, 2010, Rhino Eastern received an MSHA notification of a potential pattern of violations under Section 104(e) of the Mine Act for Rhino Eastern’s Eagle #1 Mine located in Bolt, West Virginia, based on MSHA’s initial screening of compliance records for the twelve months ended August 31, 2010 and of accident and employment records for the twelve months ended June 30, 2010. Rhino Eastern carefully reviewed all of the historical safety data that resulted in the potential pattern of violations finding.  On December 7, 2010, Rhino Eastern submitted a Corrective Action Plan to MSHA and this plan became effective on December 31, 2010. In a letter dated March 15, 2011, MSHA notified Rhino Eastern that MSHA concluded that Rhino Eastern’s Eagle #1 Mine achieved the target for its significant and substantial (“S&S”) violations during the Potential Pattern of Violations period. Because Rhino Eastern reduced its S&S violations to the targeted rate of S&S violations, MSHA decided to not consider Eagle #1 Mine for a Pattern of Violations notice pursuant to Section 104(e)(1) of the Mine Act at such time. This decision, as we understand it, resolves the issues identified in the November 19, 2010 notification.

The following table sets out additional information required by the Dodd-Frank Act for the three months ended March 31, 2011. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein.  Any such difference may be attributed to the need to update that information on MSHA’s system and/or other factors.

For the three months ended March 31, 2011

			104(a)					Proposed	Legal
Company	Mine(1)	MSHA ID	S & S (2)	104(b)(3)	104(d)(4)	107(a)(5)	110(b)(2)(6)	Assessments(7)	Proceedings(8)
Hopedale Mining LLC	Hopedale Mine	33-00968	26	0	0	0	0	$15,272	9
	Nelms Plant	33-04187	0	0	0	0	0	$100	0

Sands Hill Mining LLC	Big Valley Mine	33-01358	1	0	0	0	0	$—	0

Deane Mining LLC	Access Energy	15-19532	0	0	0	0	0	$705	0
CAM Mining LLC	Mine #28	15-18911	30	0	0	1	0	$83,175	1
CAM Mining LLC	Mine #30	15-18964	1	0	0	0	0	$925	0
Deane Mining LLC	Love Branch	15-19191	3	0	0	0	0	$243	0
Deane Mining LLC	Deane #1	15-18569	14	0	0	0	0	$18,053	2
CAM Mining LLC	Bevins Branch	15-18570	2	0	0	0	0	$1,350	0
CAM Mining LLC	Marion Branch	15-18100	2	0	0	0	0	$2,242	0
CAM Mining LLC	Three Mile Mine #1	15-17659	1	0	0	0	0	$—	0
CAM Mining LLC	Calloway North	15-19199	0	0	0	0	0	$—	0
CAM Mining LLC	Grapevine South	46-08930	4	0	0	0	0	$12,219	0
CAM Mining LLC	Rob Fork Processing	15-14468	4	0	2	0	0	$—	0
CAM Mining LLC	Jamboree Loadout	15-12896	0	0	0	0	0	$—	0
Deane Mining LLC	Mill Creek Prep Plant	15-16577	0	0	0	0	0	$—	0
Rhino Services LLC	Rhino Trucking	Q569	1	0	0	0	0	$662	0
Rhino Services LLC	Rhino Reclamation Services	R134	0	0	0	0	0	$—	0
Rhino Services LLC	Rhino Services	S359	0	0	0	0	0	$—	0

Rhino Eastern LLC(9)	Eagle #1	46-08758	6	0	1	2	0	$10,869	0
	Eagle #2	46-09201	0	0	0	0	0	$—	0
	Sewell Mine	46-02166	0	0	0	0	0	$—	0

McClane Canyon Mining LLC	McClane Canyon Mine	05-03013	2	0	0	0	0	$6,590	0

Castle Valley Mining LLC	Castle Valley Mine #3	42-02263	1	0	0	0	0	$—	0
	Castle Valley Mine #4	42-02335	5	0	0	0	0	$562	0
	Bear Canyon Loading Facility	42-02395	0	0	0	0	0	$—	0

Total			103	0	3	3	0	$152,967	12

(1) The foregoing table does not include the following: (i) facilities which have been idle or closed unless they received a citation or order issued by MSHA; and (ii) permitted mining sites where we have not begun operations and therefore have not received any citations.

(2) Mine Act section 104(a) citations shown above are for alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(3) Mine Act section 104(b) orders are for alleged failures to totally abate a citation within the period of time specified in the citation.

(4) Mine Act section 104(d) citations and orders are for an alleged unwarrantable failure (i.e. aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.

(5) Mine Act section 107(a) orders are for alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated and result in orders of immediate withdrawal from the area of the mine affected by the condition.

(6) The total number of flagrant violations issued under section 110(b)(2) of the Mine Act.

(7) Amounts shown include MSHA assessments proposed as of December 31, 2010, on the citations and orders reflected in this table. Citations and orders which have not yet been assessed are not included.

(8) By way of summary, the Commission has jurisdiction to hear not only challenges to citations, orders, and penalties but also certain complaints by miners.  Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties, or complaints.

(9) Rhino Eastern LLC is owned 51% by a subsidiary of Rhino Energy LLC and 49% by a subsidiary of Patriot Coal Corporation. Rhino Energy LLC serves as manager of the joint venture.

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

RHINO RESOURCE PARTNERS LP

By: Rhino GP LLC, its General Partner

Date: May 16, 2011	By:	/s/ David G. Zatezalo
David G. Zatezalo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Richard A. Boone
Richard A. Boone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)