Form 10-K
period 2011-12-31
Rhino Resource Partners LP
filed 2012-03-15
CIK 1490630

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's equity held by non-affiliates of the registrant was approximately $90.2 million based on the closing price of the registrant's common units on the New York Stock Exchange. As of March 9, 2012, the registrant had 15,318,178 common units and 12,397,000 subordinated units outstanding.

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

        reclamation:    The process of restoring land to its prior condition, productive use or other permitted condition following mining activities. The process commonly includes "recontouring" or reshaping the land to its approximate original contour, restoring topsoil and planting native grass and shrubs. Reclamation operations are typically conducted concurrently with mining operations, but the majority of reclamation costs are incurred once mining operations cease. Reclamation is closely regulated by both state and federal laws.

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

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This report contains "forward-looking statements." Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and similar matters, are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including "may," "believe," "expect," "anticipate," "estimate," "continue" or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control or our ability to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

  •
  our ability to successfully diversify our operations into other non-coal natural resources;

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

PART I

        Unless the context clearly indicates otherwise, references in this report to "Rhino Predecessor," "we," "our," "us" or similar terms when used for periods prior to the completion of the initial public offering of common units of Rhino Resource Partners LP on October 5, 2010 (the "IPO") refer to Rhino Energy LLC and its subsidiaries. When used for periods subsequent to the completion of the IPO, "we,""our,""us," or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to our "general partner" refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP.

Item 1.    Business.

        We are a growth oriented Delaware limited partnership formed to control and operate coal properties and invest in other natural resource assets. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from such management and leasing activities. We have also invested in oil and gas mineral rights that we expect to generate royalty revenues in future periods.

        We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2011, we controlled an estimated 437.0 million tons of proven and probable coal reserves, consisting of an estimated 415.6 million tons of steam coal and an estimated 21.4 million tons of metallurgical coal. In addition, as of December 31, 2011, we controlled an estimated 417.1 million tons of non-reserve coal deposits. As of December 31, 2011, Rhino Eastern LLC, a joint venture in which we own a 51% membership interest and for which we serve as manager, controlled an estimated 43.4 million tons of proven and probable coal reserves at the Rhino Eastern mining complex located in Central Appalachia, consisting entirely of premium mid-vol and low-vol metallurgical coal, and an estimated 17.9 million tons of non-reserve coal deposits. As of December 31, 2011, we operated ten mines, including five underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. In addition, our joint venture operates one underground mine in West Virginia. During 2010, we operated one underground mine in Colorado, but we temporarily idled this mine at year end 2010 and this mine remained idle at the end of 2011. The number of mines that we operate may vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. Excluding results from the joint venture, for the year ended December 31, 2011, we produced approximately 4.6 million tons of coal, purchased approximately 0.3 million tons of coal and sold approximately 4.9 million tons of coal. Additionally, the joint venture produced and sold approximately 0.3 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2011. Additionally, lessees produced approximately 2.0 million tons of coal from our Elk Horn properties for the year ended December 31, 2011.

        Our principal business strategy is to safely, efficiently and profitably produce, sell and lease both steam and metallurgical coal from our diverse asset base in order to maintain, and, over time, increase our quarterly cash distributions. In addition, we intend to expand our operations through strategic acquisitions, including the acquisition of stable, cash generating natural resource assets. We believe that such assets would allow us to grow our cash available for distribution and enhance stability of our cash flow.

History

        Our predecessor was formed in April 2003 by Wexford Capital LP ("Wexford Capital", and together with certain of its affiliates and principals, "Wexford"). Wexford Capital is an SEC registered investment advisor which was formed in 1994 and manages a series of investment funds and has over $5.6 billion of assets under management. Since the formation of our predecessor, we have significantly grown our coal reserves. Since April 2003, we have completed numerous coal asset acquisitions with a total purchase price of approximately $353.0 million. Through these acquisitions and coal lease transactions, we have substantially increased our proven and probable coal reserves and non-reserve coal deposits. In addition, we have successfully grown our production through internal development projects.

        Included in our coal asset acquisitions, in June 2011 we completed the acquisition of 100% of the ownership interests in The Elk Horn Coal Company ("Elk Horn") for approximately $119.7 million in cash consideration. Elk Horn is primarily a coal leasing company located in eastern Kentucky that provides us with coal royalty revenues, which we believe helps to diversify our income stream while limiting our direct operational risk.

        In addition to our coal acquisitions, in 2011 we invested in oil and gas mineral rights in the Utica Shale region of eastern Ohio as well as the Cana Woodford region of western Oklahoma. During 2011, we invested a total of approximately $28.0 million in oil and gas mineral rights in these regions. While we continue to evaluate our options for our investments in these regions, we expect that royalty revenues can be generated in future periods from these investments, which we believe would help to further diversify our income stream.

        On October 5, 2010, we completed our IPO, in which we sold an aggregate of 3,730,600 common units to the public. Our common units are listed on the New York Stock Exchange under the symbol "RNO". In connection with the IPO, Wexford contributed their membership interests in Rhino Energy LLC to us, and we issued 12,397,000 subordinated units representing limited partner interests in us and 8,666,400 common units to Wexford and issued incentive distribution rights to our general partner. Principals of Wexford Capital, including certain directors of our general partner, own the majority of the membership interests in our general partner.

        In addition, on July 18, 2011, we completed a public offering of 2,875,000 common units, representing limited partner interests in us, at a price of $24.50 per common unit. Of the common units issued, 375,000 units were issued in connection with the exercise of the underwriters' option to purchase additional units.

        We are managed by the board of directors and executive officers of our general partner. Our operations are conducted through, and our operating assets are owned by, our wholly owned subsidiary, Rhino Energy LLC, and its subsidiaries.

Coal Operations

Mining and Leasing Operations

        As of December 31, 2011, we operated four mining complexes located in Central Appalachia (Tug River, Rob Fork, Deane and Rhino Eastern (owned by the joint venture with an affiliate of Patriot Coal Corporation, or "Patriot")) along with our Elk Horn coal leasing operations in Central Appalachia that were purchased in June 2011. In addition, we operated two mining complexes located in Northern Appalachia (Hopedale and Sands Hill). In the Western Bituminous region, we operated one mining complex beginning in early 2011 located in Emery and Carbon Counties, Utah (Castle Valley) that was purchased out of bankruptcy in August 2010. During 2010, we operated one mine located in the Western Bituminous region in Colorado (McClane Canyon) that has been temporarily idled since the end of 2010 and remained idle at the end of 2011. We have received a conditional permit to build a rail loadout at this location, pending bonding, and we plan to restart production at the McClane Canyon mine when market conditions are favorable.

        We define a mining complex as a central location for processing raw coal and loading coal into railroad cars or trucks for shipment to customers. These mining complexes include six active preparation plants and/or loadouts (including one owned by our joint venture partner), each of which receive, blend, process and ship coal that is produced from one or more of our active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits. In addition to our six active preparation plants and/or loadouts, we are currently constructing an additional preparation plant at our Tug River mining complex that we expect to be operating in the second quarter of 2012. As of December 31, 2011, we had capital expenditure commitments of approximately $12.2 million related to completing the construction of the preparation plant.

        The following map shows the location of our coal mining and leasing operations as of December 31, 2011:

PENNSYLVANIA
OHIO
WEST VIRGINIA
KENTUCKY
VIRGINIA
TENNESSEE
NORTH CAROLINA
MD
Akron
Youngstown
New Castle
Canton
Pittsburgh
Steubenville
Washington
Wheeling
Columbus
Zanesville
Uniontown
Morgantown
Fairmont
Chillicothe
Parkersburg
Clarksburg
Elkins
Ashland
Huntington
Charleston
Lexington
Morehead
Beckley
Prestonsburg
Pikeville
Hazard
Big Stone Gap
Roanoke
LEESVILLE FIELD
SPRINGDALE FIELD
HOPEDALE COMPLEX
SANDS HILL COMPLEX
RICH MOUNTAIN FIELD
(POTTSVILLE ENERGY ACQUISITION)
HEADQUARTERS OFFICE
RHINO EASTERN COMPLEX
TUG RIVER COMPLEX
ELK HORN COAL PROPERTIES
DEANE COMPLEX
ROB FORK COMPLEX
N
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

        The following table summarizes our and the joint venture's mining complexes and production by region as of December 31, 2011. The tons produced by the Elk Horn lessees are not included in the table below since we did not directly mine these tons, but rather collected royalty revenues from the lessees.

			Number and Type of Active Mines(2)
						Tons Produced for the Year Ended December 31, 2011(3)
Region	Preparation Plants and Loadouts	Transportation to Customers(1)	Company Operated Mines	Contractor Operated Mines	Total Mines
						(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Jamboree(4)	Truck, Barge, Rail (NS)	1S	—	1S	0.4
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	1U, 2S	—	1U, 2S	1.3
Deane Complex (KY)	Rapid Loader	Rail (CSX)	1U	1U	2U	0.3
Northern Appalachia
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	—	1U	1.3
Sands Hill Complex (OH)	Sands Hill(5)	Truck, Barge	2S	—	2S	0.7
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—	—	—
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	—	1U	0.6
McClane Canyon Mine (CO)(6)	n/a	Truck	—	—	—	—

Total			4U,5S	1U	5U,5S	4.6

Central Appalachia
Rhino Eastern Complex (WV)(7)	Rocklick	Truck, Rail (NS, CSX)	2U	—	2U

(1)
NS = Norfolk Southern Railroad; CSX = CSX Railroad; OHC = Ohio Central Railroad; WLE = Wheeling & Lake Erie Railroad.

(2)
Numbers indicate the number of active mines. U = underground; S = surface.

(3)
Total production based on actual amounts and not rounded amounts shown in this table.

(4)
Includes only a loadout facility.

(5)
Includes only a preparation plant.

(6)
The McClane Canyon mine was temporarily idled as of December 31, 2010 and remained idle as of December 31, 2011.

(7)
Owned by a joint venture in which we have a 51% membership interest and for which we serve as manager. Amounts shown include 100% of the production. The Rocklick preparation plant is owned and operated by our joint venture partner with whom the joint venture has a transloading agreement for use of the facility.

        Central Appalachia.    As of December 31, 2011, we operated four mining complexes located in Central Appalachia consisting of five active underground mines, four of which are company-operated and one that is contractor-operated. In addition, we operated three company-operated surface mines. For the year ended December 31, 2011, the mines at our Tug River, Rob Fork and Deane mining complexes produced an aggregate of approximately 1.3 million tons of steam coal and an estimated 0.7 million tons of metallurgical coal, and the underground mines at the Rhino Eastern mining complex, owned by the joint venture in which we have a 51% membership interest and for which we serve as manager, produced approximately 0.3 million tons of metallurgical coal. In addition, for the year ended December 31, 2011, lessees of our Elk Horn properties produced approximately 2.0 million tons of coal since our acquisition of Elk Horn in June 2011.

        Tug River Mining Complex.    Our Tug River mining complex consists of property in Kentucky and West Virginia that borders the Tug River. Our Tug River mining complex produces coal from one company-operated surface mine. Coal production from this mine is delivered by truck to the Jamboree loadout for blending and loading or to the Rob Fork facilities for processing, blending and loading. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train loadout with batch weighing equipment. The Jamboree loadout is used primarily to process surface mined coal which is sold as steam coal to electric utilities. This mining complex produced approximately 0.3 million tons of steam coal and approximately 0.1 million tons of metallurgical coal for the year ended December 31, 2011. As mentioned earlier, we are currently constructing an additional preparation plant at our Tug River mining complex that we expect to be operating in the first quarter of 2012. This new preparation plant will allow us to discontinue our need to transport coal from this complex to our Rob Fork preparation plant, which we believe will provide us cost savings in future periods.

        Rob Fork Mining Complex.    Our Rob Fork mining complex is located in eastern Kentucky and currently produces coal from two company-operated surface mines and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers' needs. The Rob Fork mining complex produced approximately 0.8 million tons of steam coal and 0.5 million tons of metallurgical coal for the year ended December 31, 2011.

        Deane Mining Complex.    Our Deane mining complex is located in eastern Kentucky and produces steam coal from one company-operated underground mine and one contractor-operated underground mine. The infrastructure consists of a preparation plant utilizing heavy media circuitry capable of cleaning coarse and fine coal size fractions, as well as a unit train loadout facility with batch weighing equipment capable of loading in excess of 10,000 tons into railcars in approximately four hours. The facility has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers' needs. The Deane complex produced approximately 0.3 million tons of steam coal for the year ended December 31, 2011.

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

        The Rhino Eastern mining complex currently produces premium metallurgical coal from two company-operated underground mines. Raw coal is trucked from the mine to a facility owned by our joint venture partner to be sized, washed and shipped by truck or via one of two rail loadouts, located on the CSX Railroad and the Norfolk Southern Railroad. The Rhino Eastern mining complex produced approximately 0.3 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2011.

        Elk Horn Coal Leasing.    In June 2011, we completed the acquisition of 100% of the ownership interests in Elk Horn for approximately $119.7 million in cash consideration. Elk Horn is a primarily coal leasing company located in eastern Kentucky that provides us with coal royalty revenues. For the year ended December 31, 2011, Elk Horn lessees produced approximately 2.0 million tons of coal from our Elk Horn properties.

        Northern Appalachia.    We operate two mining complexes located in Northern Appalachia consisting of one company-operated underground mine and two company-operated surface mines. For the year ended December 31, 2011, these mines produced an aggregate of approximately 2.1 million tons of steam coal.

        Hopedale Mining Complex.    The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is first cleaned at our Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad in Cadiz, Ohio and then shipped by train or truck to our customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 1.3 million tons of steam coal for the year ended December 31, 2011.

        Sands Hill Mining Complex.    We operate two surface mines at our Sands Hill mining complex, located near Hamden, Ohio. In 2009, we completed construction of a river-front barge and dock facility on the Ohio River. The infrastructure also includes a preparation plant. The Sands Hill mining complex produced approximately 0.7 million tons of steam coal and approximately 0.4 million tons of limestone aggregate for the year ended December 31, 2011.

        Western Bituminous Region.    In January 2011, we began production at an underground mine in Emery and Carbon Counties, Utah. During 2010, we operated an underground mine in the Western Bituminous region of Colorado, which has been temporarily idled.

        Castle Valley Mining Complex.    In August 2010, we completed the acquisition of certain mining assets of C.W. Mining Company out of bankruptcy. The assets acquired are located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. In January 2011, we began production at one underground mine at this complex. The Castle Valley mining complex produced approximately 0.6 million tons of steam coal for the year ended December 31, 2011.

        McClane Canyon Mine.    The McClane Canyon mine is located near Loma, Colorado and is on property leased from the Bureau of Land Management ("BLM"). We temporarily idled production at this mine at the end of 2010 and the mine remained idle at the end of 2011. We have received a conditional permit to build a rail loadout at this location, pending bonding, and we believe access to a rail loadout will enable us to expand our customer base. We plan to restart production at the McClane Canyon mine when market conditions are favorable.

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

Oil and Gas

        In addition to our coal operations, we have invested in oil and gas mineral rights that we expect to generate royalty revenues in future periods, which we believe will help to diversify our income stream.

        We and an affiliate of Wexford Capital have participated with Gulfport Energy, a publicly traded company, to acquire an interest in a portfolio of oil and gas leases in the Utica Shale. As of February 20, 2012, an affiliate of Wexford Capital owned approximately 13.3% of the common stock of Gulfport Energy. During 2011, we completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio for a total purchase price of approximately $19.9 million.

        During 2011, we completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. We expect royalty revenues to be generated from these mineral rights in future periods.

Limestone

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

Customers

General

        Our primary customers for our steam coal are electric utilities, and the metallurgical coal we produce is sold primarily to domestic and international steel producers. Excluding results from the joint venture, for the year ended December 31, 2011, approximately 87% of our coal sales tons consisted of steam coal and approximately 13% consisted of metallurgical coal. For the year ended December 31, 2011, 100% of the joint venture's coal sales tons consisted of metallurgical coal. For the year ended December 31, 2011, excluding results from the joint venture, approximately 63% of our coal sales tons that we produced were sold to electric utilities. The majority of our electric utility customers purchase coal for terms of one to three years, but we also supply coal on a spot basis for some of our customers. Excluding the results from the joint venture, for the year ended December 31, 2011, we derived approximately 82.1% of our total coal revenues from sales to our ten largest customers, with affiliates of our top three customers accounting for approximately 44.8% of our coal revenues for that period: GenOn Energy, Inc. (fka Mirant Corporation) (17.1%); PPL Corporation (14.3%); and American Electric Power Company, Inc. (13.4%). Additionally, pursuant to the terms of a coal purchase agreement entered into under the joint venture agreement, we sell 100% of the joint venture's production to an affiliate of our joint venture partner, Patriot, which controls the amount and terms of sales of the coal produced from the joint venture. Incidental to our coal mining process, we mine limestone and sell it as aggregate to various construction companies and road builders that are located in close proximity to our Sands Hill mining complex.

Coal Supply Contracts

        For the years ended December 31, 2011 and 2010, approximately 77% and 96%, respectively, of our aggregate coal tons sold were sold through supply contracts. We expect to continue selling a significant portion of our coal under supply contracts.

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

Lease Agreements

        With respect to our Elk Horn leasing operations, we enter into leases with coal mine operators granting them the right to mine and sell coal from our Elk Horn properties in exchange for a royalty payment. Generally the lease terms provide us with a royalty fee of 6% to 9% of the gross sales price of the coal, with a minimum royalty fee ranging from $1.85 to $4.75 per ton. The terms of such leases vary from five years to the life of the reserves. A minimum royalty is required annually or monthly whether or not the property is mined.

Transportation

        We ship coal to our customers by rail, truck or barge. For the year ended December 31, 2011, the majority of our coal sales tonnage was shipped by rail. The majority of our coal is transported to customers by either the CSX Railroad or the Norfolk Southern Railroad in eastern Kentucky and by the Ohio Central Railroad or the Wheeling & Lake Erie Railroad in Ohio. In addition, in southeastern Ohio, we use our own trucking operations to transport coal to our customers where rail is not available. We used third-party trucking to transport coal to our customers in Utah. We temporarily idled the McClane Canyon mine at December 31, 2010, and we have received a conditional permit to build a rail loadout at this location, pending bonding. This mine remained idle at December 31, 2011. In addition, coal from certain of our mines is located within economical trucking distance to the Big Sandy River and/or the Ohio River and can be transported by barge. It is customary for customers to pay the transportation costs to their location.

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

Competition

        The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers. Our main competitors include Alliance Resource Partners LP, Alpha Natural Resources, Inc., Arch Coal, Inc., Booth Energy Group, CONSOL Energy Inc., James River Coal Company, Murray Energy Corporation, Oxford Resource Partners, LP, Patriot and TECO Energy, Inc.

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

  •
  air quality standards;

  •
  water quality standards;

  •
  storage, treatment, use and disposal of petroleum products and other hazardous substances;

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

        We are committed to conducting mining operations in compliance with applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time. Violations, including violations of any permit or approval, can result in substantial civil and in severe cases, criminal fines and penalties, including revocation or suspension of mining permits. None of the violations to date have had a material impact on our operations or financial condition.

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

Mining Permits and Approvals

        Numerous governmental permits or approvals are required for coal mining operations. When we apply for these permits and approvals, we are often required to assess the effect or impact that any proposed production of coal may have upon the environment. The permit application requirements may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations in certain locations. Future laws and regulations may emphasize more heavily the protection of the environment and, as a consequence, our activities may be more closely regulated. Laws and regulations, as well as future interpretations or enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs, or delays, interruptions or terminations of operations, the extent of any of which cannot be predicted. The permitting process for certain mining operations can extend over several years, and can be subject to judicial challenge, including by the public. Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all. We may experience difficulty and/or delay in obtaining mining permits in the future.

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

        The Mine Act is a strict liability statute that requires mandatory inspections of surface and underground coal mines and requires the issuance of enforcement action when it is believed that a standard has been violated. A penalty is required to be imposed for each cited violation. Negligence and gravity assessments result in a cumulative enforcement scheme that may result in the issuance of an order requiring the immediate withdrawal of miners from the mine or shutting down a mine or any section of a mine or any piece of mine equipment. The Mine Act contains criminal liability provisions. For example, criminal liability may be imposed for corporate operators who knowingly or willfully authorize, order or carry out violations. The Mine Act also provides that civil and criminal penalties may be assessed against individual agents, officers and directors who knowingly authorize, order or carry out violations.

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

        Our non-fatal days lost time incidence rate for all operations for the year ended December 31, 2011 was 1.64 as compared to the most recent national average of 2.44, as reported by MSHA, or 32.8% below this national average. Non-fatal days lost incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee's scheduled work. In addition, for the year ended December 31, 2011 our average MSHA violations per inspection day was 0.75 as compared to the most recent national average of 0.82 violations per inspection day as reported by MSHA, or 8.5% below this national average.

        In 2006, in response to underground mine accidents, the Mine Improvement and New Emergency Response Act of 2006, or MINER Act, was enacted. The MINER Act significantly amended the Mine Act, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since passage of the MINER Act, enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. Various states also have enacted their own new laws and regulations addressing many of these same subjects. MSHA continues to interpret and implement various provisions of the MINER Act, along with introducing new proposed regulations and standards. Among these new proposed regulations is MSHA's proposed rule titled "Lowering Miner's Exposure to Respirable Coal Mine Dust, Including Continuous Personal Dust Monitors." The rule, which is in the final rule stage, would require a 50% reduction in the allowable respirable coal mine dust exposure limits and require each operation to significantly increase the number of respirable coal mine dust samples taken. The rule would also increase oversight by MSHA regarding coal mine dust and ventilation issues at each mine, including the approval process for ventilation plans at each mine. MSHA also adopted a final rule incorporating the requirements contained in the 2010 Emergency Temporary Standard that requires the application and continued maintenance of a significantly increased amount of rock dust throughout underground coal mines. Another proposal in the final rule stage is titled "Examinations of Work Areas in Underground Coal Mines for Violations of Mandatory Health or Safety Standards," and would require mine operators to locate, record, and correct all violations of mandatory health or safety standards, and no longer focus on hazardous conditions. The rule would also require that mine operators review with mine examiners, on a quarterly basis, all citations and orders issued in areas where examinations are required.

        Mining accidents in the last several years in West Virginia, Kentucky and Utah have received national attention and instigated responses at the state and national levels that have resulted in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. More stringent mine safety laws and regulations promulgated by these states and the federal government have included increased sanctions for non-compliance. Other states have proposed or passed similar bills, resolutions or regulations addressing mine safety practices. Moreover, workplace accidents, such as the April 5, 2010, Upper Big Branch Mine incident, have resulted in more inspection hours at mine sites, increased number of inspections and increased issuance of the number and severity of enforcement actions and the passage of new laws and regulations. These trends are likely to continue.

        Following the April 5, 2010 Upper Big Branch mine incident, public scrutiny of large mining operations has increased among government officials as well as regulatory agencies. On April 14, 2010, U.S. Representative George Miller publicly released a list of mining operations which would have faced "pattern of violation" sanctions were it not for contested notices of violation. This list included our Mine 28 in Pike County, Kentucky. After additional inspections on April 20, 2010, MSHA issued various citations related to Mine 28. Although we took steps to immediately abate certain of these citations, we may incur various penalties or sanctions, in part due to MSHA's proposed rule on pattern of violations ("POV"). Under the rule, which is in the final rule stage, MSHA may consider non-final citations and orders when determining POV status. In addition, mine operators would no longer receive notice of a potential POV, and thus not have the opportunity to mitigate the problem by developing a remediation plan. Instead, operators would be expected to monitor compliance by reviewing criteria for POV posted on MSHA's website.

        From time to time, certain portions of individual mines have been required to suspend or shut down operations temporarily in order to address a compliance requirement or because of an accident. For instance, MSHA issues orders pursuant to Section 103(k) that, among other things, call for operations in the area of the mine at issue to suspend operations until compliance is restored. Likewise, if an accident occurs within a mine, the MSHA requirements call for all operations in that area to be suspended until the circumstance leading to the accident has been resolved. During the fiscal year ended December 31, 2011 (as in earlier years), we received such orders from government agencies and have experienced accidents within our mines requiring the suspension or shutdown of operations in those particular areas until the circumstances leading to the accident have been resolved. While the violations or other circumstances that caused such an accident were being addressed, other areas of the mine could and did remain operational. These circumstances did not require us to suspend operations on a mine-wide level or otherwise entail material financial or operational consequences for us. Any suspension of operations at any one of our locations that may occur in the future may have material financial or operational consequences for us.

        It is our practice to contest notices of violations in cases in which we believe we have a good faith defense to the alleged violation or the proposed penalty and/or other legitimate grounds to challenge the alleged violation or the proposed penalty. In December 2008 and March 2009, MSHA assessed proposed penalties in excess of $100,000 with regard to three separate notices of violation, all of which relate to our operations at Mine 28. Each of these notices of violation alleged an "unwarrantable failure" under the Mine Act with specific regard to the accumulation of combustible materials. The combustible materials typically underlying such citations are coal, loose coal, and float coal dust. We have contested these violations on grounds that the underlying circumstances did not support the issuance of a notice of violation and/or the gravity of the proposed penalty. These contests are still pending and we cannot predict the outcome of these proceedings or assure you that the fines and penalties will not be assessed in full against us. These alleged violations were abated at the time or immediately after the notices of violation were issued, and we have not been issued any notices of violation from MSHA proposing a penalty in excess of $100,000 since March 2009.

        We exercise substantial efforts toward achieving compliance at our mines. In light of the recent citations issued with respect to our mines, we have further increased our focus with regard to health and safety at all of our mines and at Mine 28 and Eagle #1 Mine in particular. These efforts include hiring additional skilled personnel, providing training programs, hosting quarterly safety meetings with MSHA personnel and making capital expenditures in consultation with MSHA aimed at increasing mine safety. We believe that these efforts have contributed, and continue to contribute, positively to safety and compliance at our mines.

        Implementing and complying with these state and federal safety laws and regulations could adversely affect our results of operations and financial position. Some safety measures may decrease our production rates or cause us not to pursue certain reserves due to safety concerns, adversely affecting our revenues.

Black Lung Laws

        Under federal black lung benefits laws, businesses that conduct current mining operations must make payments of black lung benefits to coal miners with black lung disease and to some survivors of a miner who dies from this disease. To help fund these benefits, a tax is levied on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price, in order to compensate miners who are totally disabled due to black lung disease and some survivors of miners who died from this disease, and who were last employed as miners prior to 1970 or subsequently where no responsible coal mine operator has been identified for claims. In addition, some claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of this tax from January 1, 1996, to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. In 2011, we recorded approximately $3.0 million of expense related to this excise tax.

        On March 23, 2010, President Obama signed into law health care reform legislation, known as the Patient Protection and Affordable Care Act, which includes significant changes to the federal black lung program. Among other things, these changes include provisions, retroactive to 2005, which would (1) provide an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim, without requiring proof that the death was due to pneumoconiosis and (2) establish a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program.

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

Surface Mining Control and Reclamation Act ("SMCRA")

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

        SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA's adoption in 1977. The maximum tax is 31.5 cents per ton on surface-mined coal and 13.5 cents per ton on underground-mined coal. As of December 31, 2011, we had accrued approximately $34.1 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

        In addition, on November 30, 2009, the Office of Surface Mining Reclamation and Enforcement ("OSM") published an advance notice of proposed rulemaking to revise the "stream buffer zone rule," or SBZ Rule, that prohibits mining disturbances within 100 feet of streams if there would be a negative effect on water quality. OSM had previously issued a Stream Buffer Zone rule in December 2008 that would have provided certain exemptions to the requirement for a 100-foot buffer around all waters, including streams, lakes, ponds, and wetlands. OSM announced on April 29, 2010 its intention to propose a new Stream Protection Rule in 2011, to be finalized in 2012, and to prepare an Environmental Impact Statement evaluating the environmental consequences of the proposed rule. The new rule is anticipated to be much more stringent than the December 2008 rule and eliminate many of the exemptions in that rule. The new rule has not yet been proposed or finalized. We are unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams. The requirements of the revised Stream Protection Rule or future legislation, when adopted, will likely be stricter than the prior SBZ Rule to further protect streams from the impact of surface mining, and may adversely affect our business and operations.

Surety Bonds

        Federal and state laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of performance security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations. It has become increasingly difficult for mining companies to secure new surety bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety bonds issuers may refuse to renew bonds or may demand additional collateral upon those renewals. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on our ability to produce coal, which could affect our profitability and cash flow.

        As of December 31, 2011, we had approximately $69.9 million in surety bonds outstanding to secure the performance of our reclamation obligations. We may be required to increase these amounts as a result of recent developments in West Virginia and Kentucky. In 2011, West Virginia passed legislation that provides for a minimum incremental bonding rate in lieu of a minimum bond amount that applies regardless of acreage. In addition, the Kentucky Department for Natural Resources and the Office of Surface Mining Reclamation and Enforcement Lexington Field Office executed an Action Plan for Improving the Adequacy of Kentucky Performance Bond Amounts, which provides for, among other things, revised bond computation protocols.

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

        EPA has promulgated rules, referred to as the "NOx SIP Call," that require coal-fired power plants in 22 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fired power plants, potentially making coal a less attractive fuel.

        Additionally, in March 2005, EPA issued the final Clean Air Interstate Rule, or CAIR, which would have permanently capped nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. CAIR required those states to achieve the required emission reductions by requiring power plants to either participate in an EPA-administered "cap-and-trade" program that caps emission in two phases, or by meeting an individual state emissions budget through measures established by the state. The stringency of the caps under CAIR may have required many coal-fired sources to install additional pollution control equipment, such as wet scrubbers, to comply. This increased sulfur emission removal capability required by the rule could have resulted in decreased demand for lower sulfur coal, which may have potentially driven down prices for lower sulfur coal. A December 2008 court decision found flaws in CAIR, but kept CAIR requirements in place temporarily while directing the EPA to issue a replacement rule.

        On July 6, 2011, EPA finalized a rule intended to replace CAIR called the Cross-State Air Pollution Rule, or CSAPR, which requires 28 states in the eastern half of the US to reduce power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. CSAPR was scheduled to replace CAIR starting January 1, 2012. However, on December 30, 2011, the U.S. Court of Appeals for the D.C. Circuit stayed the implementation of CSAPR pending judicial review. This was not a decision on the merits of the rule. While this decision delays implementation of CSAPR, it also leaves CAIR in place while the court considers the merits of the legal challenges to CSAPR. For states to meet their requirements under CSAPR, a number of coal-fired power plants will likely need to be retired, rather than be retrofitted with the necessary emission control technologies, reducing the demand for steam coal.

        On February 16, 2012, the EPA formally adopted its "MATS rule," which imposes a new suite of limits on coal- and oil-fired electric generating unit ("EGU") emissions of mercury, other metals, acid gases, and organic air toxics. As specified under the CAA, all regulated EGUs have three years to comply with MATS, starting on April 16, 2012. Affected power plants must comply with the MATS requirements by April 16, 2015 except where the deadlines have been extended pursuant to mechanisms in the act. Under MATS, state permitting authorities may grant a fourth-year to achieve compliance to sources that require extra time to install controls. The EPA also signed revisions to the new source performance standards (NSPS) for fossil-fuel-fired EGUs. This NSPS revises the standards that new coal-fired and oil-fired power plants must meet for particulate matter, sulfur dioxide, and nitrogen oxides. Currently, the MATS rule is subject to various judicial and administrative challenges, and challenges at the congressional level that seek to block or repeal the regulations, the outcome of which cannot be determined at this time.

        In addition, on March 21, 2011, the EPA issued new MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which would have required significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. On May 18, 2011, the EPA stayed the effective date of the Boiler MACT. On January, 9, 2012, the federal district court for the District of Columbia issued a decision vacating and remanding the May 2011 delay notice. However, on February 7, 2012, the EPA issued a "No Action Assurance" letter regarding the original deadlines indicating it will exercise enforcement discretion not to pursue enforcement for violations of deadlines that occurred during the stay. The EPA has indicated they will revise the Boiler MACT rules in the Spring of 2012. The effect of the regulatory proceedings will depend on the final form of the revised regulations and the outcome of any legal challenges and cannot be determined at this time.

        The EPA has adopted new, more stringent national air quality standards, or NAAQS, for ozone, fine particulate matter, and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in December 2004, the EPA designated specific areas in the United States as in "non-attainment" with the new NAAQS for fine particulate matter. In March 2007, the EPA published final rules addressing how states would implement plans to bring applicable non-attainment regions into compliance with the new air quality standard. On June 3, 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Attainment designations will be made pursuant to the modified standards by June 2012. States with non-attainment areas will have until 2014 to submit SIP revisions which must meet the modified standard by August 1, 2017; for all other areas, states will be required to submit "maintenance" SIPs by 2013. The EPA also plans to address the secondary sulfur dioxide standard, which continues to be under review. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states.

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

        On June 16, 2010, several environmental groups petitioned the EPA to list coal mines as a source of air pollution and establish emissions standards under the CAA for several pollutants, including particulate matter, nitrogen oxide gases, volatile organic compounds, and methane. Petitioners further requested that the EPA regulate other emissions from mining operations, including dust and clouds of nitrogen oxides associated with blasting operations. These same groups filed suit against the EPA in November of 2011in the federal court for the District of Columbia seeking the EPA's listing of coal mines as a New Source Performance Standard category. If the petitioners are successful, emissions of these or other materials associated with our mining operations could become subject to further regulation pursuant to existing laws such as the CAA. In that event, we may be required to install additional emissions control equipment or take other steps to lower emissions associated with our operations, thereby reducing our revenues and adversely affecting our operations.

Carbon Dioxide Emissions

        One by-product of burning coal is carbon dioxide, which EPA considers a greenhouse gas ("GHG") and a major source of concern with respect to climate change and global warming.

        Future regulation of GHG in the United States could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. The Obama Administration has indicated its support for a mandatory cap and trade program to reduce GHG emissions and it is possible federal legislation could be adopted in the future. Passage of any comprehensive climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

        Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions pursuant to the CAA based on the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions. EPA's GHG regulations consist of seven main rules:

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

          (4)   the June 2010 "Final Mandatory Reporting of GHGs Rule," requiring all stationary sources that emit more than 25,000 tons of GHGs per year to collect and report to the EPA data regarding such emissions. This rule affects many of our customers, as well as additional source categories, including all underground mines subject to quarterly methane sampling by MSHA. Underground mines subject to this rule were required to begin monitoring GHG emissions on January 1, 2011 and must begin reporting to the EPA on March 31, 2012.

          (5)   the April 2010 "Timing Rule," concluding that stationary source regulation under Titles I and V of the CAA (involving Prevention of Significant Deterioration regulations and operating permits, respectively) must regulate GHG emissions beginning when such emissions are subject to controls under the mobile source provisions of the Act;

          (6)   the June 2010 "Tailoring Rule," temporarily exempting small stationary sources from PSD and Title V requirements through regulations modifying the CAA's emissions thresholds; and

          (7)   the December 2010 "SIP Call" rule, finding 13 SIPs inadequate because they did not regulate GHGs from stationary sources, and directing those States to correct the inadequacies or face federalization of their permitting programs.

        All of these regulations are subject to legal challenges, but the D.C. Circuit has refused to stay their implementation while the challenges are pending. Finally, in December 2010, the EPA issued its plan to update New Source Performance Standards (NSPS) for fossil fuel power plants. The EPA had stated its intention to propose standards for power plants by July of 2011 and issue final standards in May 2012 and November 2012, respectively. However, the EPA confirmed in September that it would miss a September 30, 2011 deadline extension to propose the NSPS to regulate GHG from new and existing power plants. As of early December 2011, the EPA reportedly had prepared a proposal to regulate GHG emissions from only new plants, not existing ones, but that proposal is pending review at the Office of Management and Budget, and is not yet public. The EPA's failure to propose rules by the required date will delay final action, as well. Any new NSPS, along with the current EPA's GHG regulations, could adversely affect the demand for coal.

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

        Following the RGGI model, seven Western states and four Canadian provinces launched the Western Regional Climate Action Initiative to identify, evaluate and implement collective and cooperative methods of reducing greenhouse gases in the region to 15% below 2005 levels by 2020. At a January 12, 2012 stakeholder meeting, this group confirmed a commitment and timetable to create the largest carbon market in North America and provide a model to guide future efforts to establish national approaches in both Canada and the U.S. to reduce GHG emissions. Similarly in 2007, six Midwestern states and one Canadian province signed the Midwestern Greenhouse Gas Reduction Accord (MGGRA) to develop and implement steps to reduce GHG emissions. A Final Model Rule was released in April 2010 and calls for a 20% reduction below 2005 emissions levels by 2020 and additional reductions to 80% below 2005 emissions levels by 2050, and implementation of a cap and trade program. Though MGGRA has not been formally suspended, participating states are no longer pursuing it. However, it is likely that these regional efforts will continue.

        Our customers' coal-fired coal plants have also come under additional scrutiny with respect to GHG emissions. There have been an increasing number of protests and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. For instance, in October 2007, state regulators in Kansas denied an air emissions construction permit for a new coal-fueled power plant based on the plant's projected emissions of carbon dioxide. Other state regulatory authorities have also rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to the EPA's Environmental Appeals Board. In addition, over 30 states have adopted mandatory "renewable portfolio standards," which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect our current and prospective customers, they may reduce the demand for coal-fired power, and may affect long-term demand for our coal. Finally, a federal appeals court has allowed a lawsuit pursuing federal common law claims to proceed against certain utilities on the basis that they may have created a public nuisance due to their emissions of carbon dioxide, while a second federal appeals court dismissed a similar case on procedural grounds. On June 20, 2011, the U.S. Supreme Court ruled unanimously in AEP v. Connecticut that the authority to regulate large stationary sources of GHG emissions granted to the EPA under the CAA displaces federal common law public nuisance claims against those sources.

        If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of recent legislative and regulatory initiatives to encourage the development and use of carbon capture and storage technology have been proposed or enacted. On February 3, 2010, President Obama sent a memorandum to the heads of fourteen Executive Departments and Federal Agencies establishing an Interagency Task Force on Carbon Capture and Storage ("CCS"). The goal was to develop a comprehensive and coordinated Federal strategy to speed the commercial development and deployment of clean coal technologies. On August 12, 2010, the Task Force delivered a series of recommendations on overcoming the barriers to the widespread, cost-effective deployment of CCS within ten years. The report concludes that CCS can play an important role in domestic GHG emissions reductions while preserving the option of using abundant domestic fossil energy resources. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

Clean Water Act

        The Federal Clean Water Act, or the CWA, and similar state and local laws and regulations affect coal mining operations by imposing restrictions on the discharge of pollutants, including dredged or fill material, into waters of the U.S. The CWA establishes in-stream water quality and treatment standards for wastewater discharges that are applied to wastewater dischargers through Section 402 National Pollutant Discharge Elimination System, or NPDES, permits. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of Section 402 NPDES permits. Individual permits or general permits under Section 404 of the CWA are required to discharge dredged or fill materials into waters of the U.S. including wetlands, streams, and other areas meeting the regulatory definition. Our surface coal mining and preparation plant operations typically require such permits to authorize activities such as the creation of slurry ponds, stream impoundments, and valley fills. The EPA, or a state that has been delegated such authority by the EPA, issues NPDES permits for the discharge of pollutants into navigable waters, while the U.S. Army Corps of Engineers, or the Corps, issues dredge and fill permits under Section 404 of the CWA. Where Section 402 NPDES permitting authority has been delegated to a state, the EPA retains a limited oversight role. The CWA also gives the EPA an oversight role in the Section 404 permitting program, including drafting substantive rules governing permit issuance by the Corps, providing comments on proposed permits, and, in some cases, exercising the authority to delay or pre-empt Corps issuance of a Section 404 permit. The EPA has recently asserted these authorities more forcefully to question, delay, and prevent issuance of some Section 402 and 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

        For instance, even though the Commonwealth of Kentucky and the State of West Virginia have been delegated the authority to issue NPDES permits for coal mines in those states, the EPA is taking a more active role in its review of NPDES permit applications for coal mining operations in Appalachia. The EPA has stated that it plans to review all applications for NPDES permits and has formally objected to the issuance of numerous NPDES permits in Kentucky, requiring those permits to go through additional regulatory reviews and putting into doubt their ultimate issuance. Indeed, final guidance issued by the EPA on July 21, 2011, encourages EPA Regions 3, 4 and 5 to (1) object to the issuance of state program NPDES permits where the Region does not believe that the proposed permit satisfies the requirements of the CWA, and (2) exercise a greater degree of oversight with regard to state issued general Section 404 permits. This final guidance followed and confirmed an interim final guidance document that was originally issued on April 1, 2010.

        In addition, the July 21, 2011 final guidance also addresses the Regions' involvement in Section 404 permitting decisions. This guidance expands on the June 11, 2009 Memorandum of Understanding among the EPA, the Corps, and the U.S. Department of the Interior, which established the Enhanced Coordination Process ("ECP") for the issuance of Section 404 permits, whereby the EPA undertook a new level of review of certain Section 404 permits than was significantly greater than it had previously undertaken. On October 6, 2011, the District Court for the District of Columbia granted partial summary judgment rejecting the EPA's ECP on several different legal grounds including the lack of authority under the CWA and the failure to provide appropriate notice and comment pursuant to the Administrative Procedures Act. The challenge to the July 21, 2011 final guidance is still pending, and the EPA continues to apply that guidance to its review of Section 402 and 404 permits for surface coal mining in Appalachia.

        The EPA also has statutory "veto" power to effectively revoke a previously issued Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an "unacceptable adverse effect." On January 14, 2011, the EPA exercised its Section 404(c) authority to withdraw or restrict the use of a previously issued permit for the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. A challenge to the EPA's exercise of this authority is currently pending in the federal District Court in the District of Columbia. More frequent use of the EPA's Section 404 "veto" power as well as the increased risk of application of this power to previously permitted projects could create uncertainty with regard to our lessees' continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal royalties revenues.

        These various initiatives by the EPA have extended the time required to obtain permits for coal mining and we anticipate further delays in obtaining permits and that the costs associated with obtaining and complying with those permits will increase substantially. It is possible that some of our projects may not be able to obtain these permits because of the manner in which these rules are being interpreted and applied. It is also possible that we may be unable to obtain or may experience delays in securing, utilizing or renewing additional Section 404 individual permits for surface mining operations due to agency or court decisions stemming from the above developments.

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

        We currently have a number of Section 404 permit applications pending with the Corps. Not all of these permit applications seek approval for valley fills or other obvious "fills"; some relate to other activities, such as mining through streams and the associated post-mining reconstruction efforts. We sought to prepare all pending permit applications consistent with the requirements of the Section 404 program. Our five year plan of mining operations does not rely on the issuance of these pending permit applications. However, the Section 404 permitting requirements are complex, and regulatory scrutiny of these applications, particularly in Appalachia, has increased such that our applications may not be granted or, alternatively, the Corps may require material changes to our proposed operations before it grants permits. While we will continue to pursue the issuance of these permits in the ordinary course of our operations, to the extent that the permitting process creates significant delay or limits our ability to pursue certain reserves beyond our current five year plan, our revenues may be negatively affected.

        Total Maximum Daily Load, or TMDL, regulations under the CWA establish a process to calculate the maximum amount of a pollutant that a water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point- and non-point pollutant sources discharging into that water body. This process applies to those waters that states have designated as impaired (i.e., as not meeting present water quality standards). Industrial dischargers, including coal mines, will be required to meet new TMDL load allocations for these stream segments. The adoption of new TMDLs and load allocations for streams near our coal mines could limit our ability to obtain NPDES permits, require more costly water treatment, and adversely affect our coal production.

        Under the CWA, states also must conduct an antidegradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality. A state's antidegradation regulations must prohibit the diminution of water quality in these streams absent an analysis of alternatives to the discharge and a demonstration of the socio-economic necessity for the discharge. Several environmental groups and individuals have challenged West Virginia's antidegradation policy. In general, waters discharged from coal mines to high quality streams in West Virginia will be required to meet or exceed new "high quality" standards. This could cause increases in the costs, time and difficulty associated with obtaining and complying with NPDES permits in West Virginia, and could adversely affect our coal production. Several other environmental groups also challenged the EPA's approval of Kentucky's antidegradation policy, including its alternative antidegradation implementation methodology for permits associated with coal mining discharges, which recognized that those discharges are subject to comparable regulation under SMCRA and Section 404 of the CWA. As a result of this litigation, in 2011 Kentucky finalized revisions to its antidegradation rules that no longer include the alternative implementation methodology for coal mining discharges. The elimination of the alternative implementation methodology for coal mining discharges and other changes to Kentucky's antidegradation rules could mean that our operations in Kentucky may be required to comply with more complex and costly antidegradation procedures and cause increases in the costs, time and difficulty associated with obtaining and complying with NPDES permits in Kentucky, and thereby adversely affect our coal production.

Hazardous Substances and Wastes

        The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Some products used by coal companies in operations generate waste containing hazardous substances. We are not aware of any material liability associated with the release or disposal of hazardous substances from our past or present mine sites.

        The federal Resource Conservation and Recovery Act, or RCRA, and corresponding state laws regulating hazardous waste affect coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous wastes. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on our operations.

        On June 21, 2010, EPA released a proposed rule to regulate the disposal of certain coal combustion by-products, or CCB. The proposed rule sets forth two proposed avenues for the regulation of CCB under RCRA. The first option calls for regulation of CCB under Subtitle C as a hazardous waste, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option calls for regulation of CCB under Subtitle D as a solid waste, which gives EPA authority to set performance standards for solid waste management facilities and would be enforced primarily through state agencies and citizen suits. Under both options, the EPA would establish dam safety requirements to address structural integrity of surface impoundments to prevent catastrophic releases. The proposal leaves intact the Bevill exemption for beneficial uses of CCB, except for land application. If CCB were re-classified as hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCB, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

        It is not possible to determine with certainty the potential permitting requirements or performance standards that may be imposed on the disposal of CCB by future regulations or lawsuits. Any costs associated with new requirements applicable to CCB handling or disposal could increase our customers' operating costs and potentially reduce their ability to purchase coal.

National Environmental Policy Act

        Certain of our planned activities and operations include acreage located on federal land and, thus, require governmental approvals that are subject to the requirements of the National Environmental

Policy Act ("NEPA"). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions such as issuing an approval that have the potential to significantly impact the environment. In the course of such evaluations, an agency will typically prepare an environmental assessment to assess the potential direct, indirect and cumulative impacts of a proposed project. Where the activities in question have significant impacts to the environment, the agency, in this instance, must prepare an environmental impact statement, or EIS. The preparation of an EIS can be time consuming and may result in the imposition of mitigation measures that could affect the amount of coal that we are able to produce from mines on federal lands. Moreover, an EIS is subject to protest, appeal or litigation, which can delay or halt projects. Our proposed Red Cliffs project, which includes acreage on federal land in Colorado, is subject to NEPA. The BLM has published a draft EIS for the Red Cliffs project. Although we do not expect any delays in our development of the Red Cliffs project because of the NEPA review process, the NEPA review may extend the time and/or increase the costs for obtaining the necessary governmental approvals.

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

Employees

        To carry out our operations, our general partner and our subsidiaries employed 1,033 full-time employees as of December 31, 2011. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since our inception we have had no history of work stoppages or union organizing campaigns.

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

        We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.445 per unit, or $1.78 per unit per year, which will require us to have available cash of approximately $12.6 million per quarter, or $50.3 million per year, based on the number of common and subordinated units outstanding as of December 31, 2011 and the general partner interest. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

        Our operations use petroleum products, coal processing chemicals and other materials that may be considered "hazardous materials" under applicable environmental laws and have the potential to generate other materials, all of which may affect runoff or drainage water. In the event of environmental contamination or a release of these materials, we could become subject to claims for toxic torts, natural resource damages and other damages and for the investigation and cleanup of soil, surface water, groundwater, and other media, as well as abandoned and closed mines located on property we operate. Such claims may arise out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire.

The government extensively regulates mining operations, especially with respect to mine safety and health, which imposes significant actual and potential costs on us, and future regulation could increase those costs or limit our ability to produce coal.

        Coal mining is subject to inherent risks to safety and health. As a result, the coal mining industry is subject to stringent safety and health standards. Fatal mining accidents in the United States in recent years have received national attention and have led to responses at the state and federal levels that have resulted in increased regulatory scrutiny of coal mining operations, particularly underground mining operations. More stringent state and federal mine safety laws and regulations have included increased sanctions for non-compliance. Moreover, future workplace accidents are likely to result in more stringent enforcement and possibly the passage of new laws and regulations.

        Within the last few years, the industry has seen enactment of the Federal Mine Improvement and New Emergency Response Act of 2006, or the MINER Act, subsequent additional legislation and regulation imposing significant new safety initiatives and the Dodd-Frank Act, which, among other things, imposes new mine safety information reporting requirements. The MINER Act significantly amended the Federal Mine Safety and Health Act of 1977, or the Mine Act, imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, the U.S. Mine Safety and Health Administration, or MSHA, issued new or more stringent rules and policies on a variety of topics, including:

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

        Subsequent to passage of the MINER Act, various coal producing states, including West Virginia, Ohio and Kentucky, have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Other states may pass similar legislation in the future. Additional federal and state legislation that would further increase mine safety regulation, inspection and enforcement, particularly with respect to underground mining operations, has also been considered.

        MSHA is also considering a new rule regarding respirable coal mine dust that, if promulgated, would lower the allowable average concentration of respirable dust, allow for single shift sampling to determine noncompliance and establish regulations for the use of Continuous Personal Dust Monitors (CPDM), among other things. Although still in the comment stage, this proposed rule could require significant expenditures in order to comply.

        Although we are unable to quantify the full impact, implementing and complying with these new laws and regulations could have an adverse impact on our results of operations and cash available for distribution to our unitholders and could result in harsher sanctions in the event of any violations. Please read "Item 1. Business—Regulation and Laws" of our Annual Report on Form 10-K.

Penalties, fines or sanctions levied by MSHA could have a material adverse effect on our business, results of operations and cash available for distribution.

        Surface and underground mines like ours are continuously inspected by MSHA, which often leads to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections.

        On November 19, 2010, Rhino Eastern received an MSHA notification of a potential pattern of violations under Section 104(e) of the Mine Act for Rhino Eastern's Eagle #1 Mine located in Bolt, West Virginia, based on MSHA's initial screening of compliance records for the twelve months ended August 31, 2010 and of accident and employment records for the twelve months ended June 30, 2010. On December 7, 2010, Rhino Eastern submitted a Corrective Action Plan to MSHA and this plan became effective on December 31, 2010. In a letter dated March 15, 2011, MSHA notified Rhino Eastern that MSHA concluded that Rhino Eastern's Eagle #1 Mine achieved the target for its significant and substantial ("S&S") violations during the potential pattern of violations period. Because Rhino Eastern reduced its S&S violations to the targeted rate of S&S violations, MSHA decided to not consider Eagle #1 Mine for a pattern of violations notice pursuant to Section 104(e)(1) of the Mine Act at such time. We cannot predict whether or not future violations would cause MSHA to reconsider Eagle #1 Mine for a pattern of violations notice.

        On March 18, 2011, Rhino Eastern received two imminent danger orders under Section 107(a) of the Mine Act for Eagle #1 Mine. The orders stated that mining was being conducted beneath a previously mined area that was holding an unspecified amount of water and that water was observed entering the mine through the roof. According to MSHA, the water entering the mine has created a risk for miners working in the mine. On April 8, 2011, MSHA terminated the imminent danger orders after we successfully drained the pools of water that caused MSHA to issue the two imminent danger orders, which allowed Rhino Eastern to resume production at the Eagle #1 Mine.

        On June 24, 2011, our subsidiary, CAM Mining LLC received notice that on June 23, 2011, MSHA commenced an action in the United States District Court of the Eastern District of Kentucky seeking injunctive relief as a result of alleged violations of Sections 103, 104, and 108 of the Mine Act occurring at Mine 28 in connection with an inspection on June 17, 2011 by MSHA inspectors. More specifically, MSHA was notified that CAM Mining LLC employees had allegedly been smoking underground at Mine 28, which has an alleged history of methane and hydrocarbon production and ignition. The complaint alleges that when MSHA inspectors arrived at Mine 28 to inspect the mine with respect to the smoking allegation, CAM Mining LLC employees gave advance notice of the inspection to miners working underground and that this advance notice hindered, interfered with and delayed the inspection by MSHA. The complaint asserts that the MSHA inspectors did not find any evidence of smoking paraphernalia during the inspection, which was allegedly the result of this advance notice. Although the mine safety laws permit MSHA to pursue a number of remedies for violations of the advance warning prohibitions, the complaint seeks an injunction to enjoin CAM Mining LLC from any further violations of Sections 103, 104, and 108 of the Mine Act. On June 30, 2011, MSHA obtained a temporary restraining order prohibiting such further violations. We are currently investigating the allegations in the complaint and intends to continue to fully cooperate with MSHA to ensure that all mine safety and health regulations are being complied with at its mines.

        As a result of these and future inspections and alleged violations and potential violations, we could be subject to material fines, penalties or sanctions. Any of our mines could be subject to a temporary or extended shut down as a result of an alleged MSHA violation. Any such penalties, fines or sanctions could have a material adverse effect on our business, results of operations and cash available for distribution.

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

        Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and discharge dredged or fill material into waters of the United States. Our surface coal mining operations typically require such permits to authorize such activities as the creation of slurry ponds, stream impoundments, and valley fills. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

        Please read "Part I, Item 1. Business—Regulation and Laws—Clean Water Act" for a discussion of recent litigation and regulatory developments related to the CWA. An inability to obtain the necessary permits to conduct our mining operations or an inability to comply with the requirements of applicable permits would reduce our production and cash flows, which could limit our ability to make distributions to our unitholders.

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

        In general, mining accidents present a risk of various potential liabilities depending on the nature of the accident, the location, the proximity of employees or other persons to the accident scene and a range of other factors. Possible liabilities arising from a mining accident include workmen's compensation claims or civil lawsuits for workplace injuries, claims for personal injury or property damage by people living or working nearby and fines and penalties including possible criminal enforcement against us and certain of our employees. In addition, a significant accident that results in a mine shut-down could give rise to liabilities for failure to meet the requirements of coal-supply agreements especially if the counterparties dispute our invocation of the force majeure provisions of those agreements. We maintain insurance coverage to mitigate the risks of certain of these liabilities, including business interruption insurance, but those policies are subject to various exclusions and limitations and we cannot assure you that we will receive coverage under those policies for any personal injury, property damage or business interruption claims that may arise out of such an accident. Moreover, certain potential liabilities such as fines and penalties are not insurable risks. Thus, a serious mine accident may result in material liabilities that adversely affect our results of operations and cash available for distribution.

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

We invest in non-coal natural resource assets, which could result in a material adverse effect on our results of operations and cash available for distribution to our unitholders.

        Part of our business strategy is to expand our operations through strategic acquisitions, which includes investing in non-coal natural resources assets. Our executive officers do not have experience investing in or operating non-coal natural resources assets and we may be unable to hire additional management with relevant expertise in operating such assets. Acquisitions of non-coal natural resource assets could expose us to new and additional operating and regulatory risks, including commodity price risk, which could result in a material adverse effect on our results of operations and cash available for distribution to our unitholders.

        During 2011, we invested approximately $8.1 million and $19.9 million for mineral rights in the Cana Woodford region of Oklahoma and oil and gas leases in the Utica Shale region of northeastern Ohio, respectively. The oil and natural gas markets are highly volatile, and we cannot predict future oil and natural gas prices. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such fluctuations could cause us not to realize the full benefits from such investments.

        In addition, the natural gas industry could be impacted by the controversy surrounding hydraulic fracturing to extract shale gas. This could include additional regulations imposed on the industry.

The amount of estimated maintenance capital expenditures our general partner is required to deduct from operating surplus each quarter could increase in the future, resulting in a decrease in available cash from operating surplus that could be distributed to our unitholders.

        Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures, such as reserve replacement costs or refurbishment or replacement of mine equipment. Our annual estimated maintenance capital expenditures for purposes of calculating operating surplus is $16 to $19 million for 2012. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future to maintain our long-term operating capacity, which we believe to be reasonable. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. The amount of our estimated maintenance capital expenditures may be more than our actual maintenance capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. In addition to estimated maintenance capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to our unitholders. Please read "—Risks Inherent in an Investment in Us—Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner."

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

        Recent scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases and including carbon dioxide and methane, may be contributing to warming of the Earth's atmosphere and impacting climate. In response to such studies, the U.S. Congress is considering legislation to reduce emissions of GHG. Many states have already taken legal measures to reduce emissions of GHG, primarily through the development of regional GHG cap-and-trade programs.

        In the wake of the Supreme Court's April 2, 2007 decision in Massachusetts, et al. v. EPA, which held that GHG fall under the definition of "air pollutant" in the federal Clean Air Act, or CAA, in December 2009 the EPA issued a final rule declaring that six GHG, including carbon dioxide and methane, "endanger both the public health and the public welfare of current and future generations." The issuance of this "endangerment finding" allows the EPA to begin regulating GHG emissions under existing provisions of the CAA. There are many regulatory approaches currently in effect or being considered to address GHG, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program and regulation by the EPA.

        The permitting of new coal-fired power plants has also been contested by state regulators and environmental organizations for concerns related to GHG emissions from the new plants. In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to EPA's Environmental Appeals Board. As state permitting authorities continue to consider GHG control requirements as part of major source permitting Best Available Control Technology (BACT) requirements, costs associated with new facility permitting and use of coal could increase substantially. A growing concern is the possibility that BACT will be determined to be the use of an alternative fuel to coal.

        As a result of these current and proposed laws, regulations and trends, electricity generators may elect to switch to other fuels that generate less GHG emissions, possibly further reducing demand for our coal, which could adversely affect our results of operations and cash available for distribution to our unitholders. Please read "Part I, Item 1. Business—Regulation and Laws—Carbon Dioxide Emissions."

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

        We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to current economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2011, we had $69.9 million in reclamation surety bonds, secured by $21.3 million in letters of credit outstanding under our credit agreement. Our credit agreement provides for a $300 million working capital revolving credit facility, of which up to $75.0 million may be used for letters of credit. If we do not maintain sufficient borrowing capacity under our revolving credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations. For more information, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement." If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and cash available for distribution to our unitholders could be adversely affected.

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

        We sell a material portion of our coal under supply contracts. As of December 31, 2011 we had sales commitments for approximately 93% of our estimated coal production (including purchased coal to supplement our production and excluding results from the joint venture) for the year ending December 31, 2012. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of these committed tons, under the terms of the supply contracts, we will ship 44% in 2012, 33% in 2013, 20% in 2014 and 3% in 2015. We derived approximately 82.1% of our total revenues from coal sales (excluding results from the joint venture) to our ten largest customers for the year ended December 31, 2011, with affiliates of our top three customers accounting for approximately 44.8% of our coal revenues during that period.

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

        Excluding results from the joint venture, steam coal accounted for approximately 87% of our coal sales volume for the year ended December 31, 2011. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefit for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and cash available for distribution to our unitholders.

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

Our lessees' mining operations and their financial condition and results of operations are subject to some of the same risks and uncertainties that we face as a mine operator.

        The mining operations and financial condition and results of operations of our lessees are subject to the same risks and uncertainties that we face as a mine operator. If any such risks were to occur, the business, financial condition and results of operations of the lessees could be adversely affected and as a result our coal royalty revenues and cash available for distribution could be adversely affected.

If our lessees do not manage their operations well, their production volumes and our royalty revenues could decrease.

        We depend on our lessees to effectively manage their operations on the leased properties. The lessees make their own business decisions with respect to their operations within the constraints of their leases, including decisions relating to:

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

  •
  mine closure and reclamation.

        A failure on the part of one of the lessees to make royalty payments could give us the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If we repossessed any of our properties, we might not be able to find a replacement lessee or enter into a new lease on favorable terms within a reasonable period of time. In addition, the existing lessee could be subject to bankruptcy proceedings that could further delay the execution of a new lease or the assignment of the existing lease to another operator. If we enter into a new lease, the replacement operator might not achieve the same levels of production or sell coal at the same price as the lessee it replaced. In addition, it may be difficult to secure new or replacement lessees for small or isolated coal reserves, since industry trends toward consolidation favor larger-scale, higher-technology mining operations in order to increase productivity.

Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

        Coal supply contracts often require operators to satisfy their obligations to their customers with resources mined from specific reserves or may provide the operator flexibility to source the coal from various reserves. Several factors may influence a lessee's decision to supply its customers with coal mined from properties we do not own or lease, including the royalty rates under the lessee's lease with us, mining conditions, mine operating costs, cost and availability of transportation, and customer specifications. If a lessee satisfies its obligations to its customers with coal from properties we do not own or lease, production on our properties will decrease, and we will receive lower royalty revenues.

A lessee may incorrectly report royalty revenues, which might not be identified by our lessee audit process or our mine inspection process or, if identified, might be identified in a subsequent period.

        We depend on our lessees to correctly report production and royalty revenues on a monthly basis. Our regular lessee audits and mine inspections may not discover any irregularities in these reports or, if we do discover errors, we might not identify them in the reporting period in which they occurred. Any undiscovered reporting errors could result in a loss of royalty revenues and errors identified in subsequent periods could lead to accounting disputes as well as disputes with the lessees, or internal control deficiencies.

Disruption in supplies of coal produced by contractors operating at our mines could temporarily impair our ability to fill our customers' orders or increase our costs.

        We at times use contractors to operate certain of our mines. For the year ended December 31, 2011, approximately 4% of our total coal production was from contractor-operated mines. Disruption in our supply of coal produced by these contractors could temporarily impair our ability to fill our customers' orders or require us to pay higher prices in order to obtain the required coal from other sources. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers and other factors beyond our control could affect the availability, pricing and quality of coal produced by our contractors. Any increase in the prices we pay for contractor-produced coal could increase our costs and therefore adversely affect our results of operations and cash available for distribution to our unitholders.

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

        Currently, none of our employees are represented under collective bargaining agreements. However, all of our work force may not remain union-free in the future. If some or all of our work force were to become unionized, it could adversely affect our productivity and labor costs and increase the risk of work stoppages.

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

        Increases in our total indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. As of December 31, 2011 our current portion of long-term debt that will be funded from cash flows from operating activities during 2012 was approximately $1.3 million. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

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

Risks Inherent in an Investment in Us

Wexford owns and controls our general partner. Our general partner has fiduciary duties to its owners, and the interests of its owners may differ significantly from, or conflict with, the interests of our public common unitholders.

        Wexford owns and controls our general partner. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Therefore, conflicts of interest may arise between its owners and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its owners over the interests of our common unitholders. These conflicts include the following situations:

  •
  our general partner is allowed to take into account the interests of parties other than us, such as its owners, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

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

  •
  our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

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

        If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 9, 2012, Wexford owned an aggregate of approximately 72% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. As of March 9, 2012, Wexford owned an aggregate of approximately 54% of our common units and approximately 95% of our subordinated units.

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

        As of December 31, 2011, we had 15,318,178 common units and 12,397,000 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Sales by Wexford or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to Wexford. Under our agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

        While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Wexford) after the subordination period has ended. As of March 9, 2012, Wexford owned approximately 54% of the outstanding common units and 95% of our outstanding subordinated units.

Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for our obligations.

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

We may not be able to establish and maintain effective internal controls in accordance with applicable federal securities laws and regulations, and we may incur significant costs in our efforts.

        We have only recently become subject to the public reporting requirements of the Exchange Act. We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded partnership. Although we have taken measures to improve our internal control over financial reporting, material weaknesses may result in a material misstatement of our financial statements in the future.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we become subject to additional amounts of entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

        The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies a "qualifying income" requirement. Based on our current operations we believe that we are treated as a partnership rather than a corporation for such purposes; however, a change in our business could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

        Current law may change so as to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting us to entity-level taxation. Additionally, the present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative or judicial interpretation at any time. For example, at the federal level, legislation has been considered that would have eliminated partnership tax treatment for certain publicly traded partnerships. Although such legislation would not have applied to us as considered, it could be reintroduced and amended prior to enactment in a manner that does apply to us. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of such change, or other proposals, will ultimately be enacted. Any such change could negatively impact the value of an investment in our common units.

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

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation for federal or state tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

        Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, a unitholder's allocable share of our taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from such income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

        If you sell your common units, you will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount you realize on the sale and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion and depreciation recapture. In addition, because the amount realized includes your share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

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

        We prorate our items of income, gain, loss and deduction, for U.S. federal income tax purposes, between transferors and transferees of our units each month based upon the ownership of our units on the first day of the month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change our allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

        We will be considered to have technically terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether a technical tax termination has occurred, a sale or exchange of 50% or more of the total interests in our capital and profits could occur if, for example, Rhino Energy Holdings LLC, which currently owns approximately 67% of the total interests in our capital and profits, sells or exchanges a majority of the interests it owns in us within a period of twelve months of the total interests in our capital and profits, sells or exchanges a majority of the interests it owns in us within a period of twelve months. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Certain U.S. federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.

        President Obama's Proposed Fiscal Year 2012 budget recommends elimination of certain key U.S. federal income tax preferences relating to coal exploration and development (the "Budget Proposal"). The Budget Proposal would (1) eliminate current deductions and 60-month amortization for exploration and development costs relating to coal and other hard mineral fossil fuels, (2) repeal the percentage depletion allowance with respect to coal properties, (3) repeal capital gains treatment of coal and lignite royalties, and (4) exclude from the definition of domestic production gross receipts all gross receipts derived from the sale, exchange, or other disposition of coal, other hard mineral fossil fuels, or primary products thereof. The passage of any legislation as a result of the Budget Proposal or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

        Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our and the joint venture's coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc., as of December 31, 2011, and covered a majority of the coal reserves and non-reserve coal deposits that we and the joint venture controlled as of such date. The coal reserve and non-reserve coal deposit estimates for the Castle Valley mining complex in Utah were audited by Norwest Corporation as of December 31, 2011 due to this firm's familiarity with the coal reserves at this location, as Norwest Corporation performed the initial coal reserve audit when we purchased Castle Valley in August 2010. Additionally, the coal reserve and non-reserve coal deposit information for our Elk Horn operation was audited by John T. Boyd Company in September 2011 in connection with our acquisition of Elk Horn in June 2011. Our estimates as of December 31, 2011 for Elk Horn's reserves were prepared by our staff of geologists and engineers. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

        As of December 31, 2011, we controlled an estimated 437.0 million tons of proven and probable reserves and an estimated 417.1 million tons of non-reserve coal deposits. As of December 31, 2011, the joint venture controlled an estimated 43.4 million tons of proven and probable coal reserves and an estimated 17.9 million tons of non-reserve coal deposits.

Coal Reserves

        The following table provides information as of December 31, 2011 on the type, amount and ownership of the coal reserves:

	Proven and Probable Reserves(1)
Region	Total(3)	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam(2)	Metallurgical(2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	23.0	17.8	5.2	19.0	4.0	5.0	18.0	17.2	5.8
Rob Fork Complex (KY)	24.5	20.8	3.7	24.5	—	7.6	16.9	17.5	7.0
Deane Complex (KY)	39.5	23.8	15.7	7.1	32.4	39.5	—	39.5	—
Rich Mountain Field (WV)	8.6	1.5	7.1	—	8.6	8.6	—	—	8.6
Elk Horn (KY)	117.5	80.1	37.4	58.1	59.4	115.1	2.4	117.5	—

Total Central Appalachia(3)	213.1	144.0	69.1	108.7	104.4	175.8	37.3	191.7	21.4

Northern Appalachia
Hopedale Complex (OH)	27.7	21.0	6.7	10.5	17.2	11.2	16.5	27.7	—
Sands Hill Complex (OH)	10.7	9.1	1.6	10.7	—	1.4	9.3	10.7	—
Leesville Field (OH)	27.0	7.8	19.2	—	27.0	27.0	—	27.0	—
Springdale Field (PA)	13.8	8.8	5.0	—	13.8	13.8	—	13.8	—

Total Northern Appalachia(3)	79.2	46.7	32.5	21.2	58.0	53.4	25.8	79.2	—

Illinois Basin
Taylorville Field (IL)	111.0	38.7	72.3	—	111.0	—	111.0	111.0	—
Western Bituminous
Castle Valley Complex (UT)	27.2	15.7	11.5	27.2	—	—	27.2	27.2	—
McClane Canyon Mine (CO)	6.5	4.4	2.1	6.5	—	0.2	6.3	6.5	—

Total Western Bituminous(3)	33.7	20.1	13.6	33.7	—	0.2	33.5	33.7	—

Total(3)	437.0	249.5	187.5	163.6	273.4	229.4	207.6	415.6	21.4

Percentage of total(3)		57.1%	42.9%	37.4%	62.6%	52.5%	47.5%	95.1%	4.9%
Central Appalachia
Rhino Eastern Complex (WV)(4)	43.4	23.7	19.7	38.7	4.7	—	43.4	—	43.4
Percentage of total(3)		54.6%	45.4%	89.2%	10.8%	—	100%	—	100%

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

        The following table provides information on particular characteristics of our and the joint venture's coal reserves as of December 31, 2011:

	As Received Basis(1)				Proven and Probable Coal Reserves(2)(3)
						Sulfur Content
				S02/mm Btu
Region	% Ash	% Sulfur	Btu/lb.		Total	<1%	1 - 1.5%	>1.5%	Unknown
						(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	10.61%	1.23%	12,899	1.91	23.0	13.7	5.5	2.5	1.3
Rob Fork Complex (KY)	6.04%	1.17%	13,395	1.74	24.5	14.8	5.8	2.3	1.6
Deane Complex (KY)	5.39%	0.91%	13,442	1.35	39.5	21.0	11.5	0.9	6.1
Rich Mountain Field (WV)	6.56%	0.64%	13,509	0.94	8.6	8.6	—	—	—
Elk Horn (KY)	11.80%	1.50%	13,047	2.30	117.5	19.8	42.3	55.0	0.4

Total Central Appalachia(3)	9.76%	1.30%	13,154	1.98	213.1	77.9	65.1	60.7	9.4

Northern Appalachia
Hopedale Complex (OH)	6.59%	2.25%	12,999	3.46	27.7	—	—	27.7	—
Sands Hill Complex (OH)	9.29%	3.13%	11,779	5.31	10.7	—	—	10.2	0.5
Leesville Field (OH)	6.21%	2.21%	13,152	3.36	27.0	—	—	27.0	—
Springdale Field (PA)	6.63%	1.72%	13,443	2.55	13.8	—	—	13.8	—

Total Northern Appalachia(3)	6.82%	2.26%	12,972	3.48	79.2	—	—	78.7	0.5

Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.0	—	—	111.0	—
Western Bituminous
Castle Valley Complex (UT)	10.99%	0.72%	12,127	1.16	27.2	27.0	0.2	—	—
McClane Canyon Mine (CO)	11.19%	0.57%	11,241	1.01	6.5	6.5	—	—	—

Total Western Bituminous(3)	11.03%	0.69%	11,957	1.16	33.7	33.5	0.2	—	—

Total(3)	8.79%	2.01%	12,481	3.22	437.0	111.4	65.3	250.4	9.9

Percentage of total(3)						25.5%	14.9%	57.3%	2.3%
Central Appalachia
Rhino Eastern Complex (WV)(4)	4.42%	0.68%	14,019	0.97	43.4	38.0	4.9	—	0.5

(1)
As received represents an analysis of a sample as received at a laboratory.

(2)
Represents recoverable tons.

(3)
Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

(4)
Owned by a joint venture in which we have a 51% membership interest and for which we serve as manager. Amounts shown include 100% of the reserves.

Non-Reserve Coal Deposits

        The following table provides information on our and the joint venture's non-reserve coal deposits as of December 31, 2011:

	Non-Reserve Coal Deposits
		Total Tons
	Total Tons
Region		Owned	Leased
	(in million tons)
Central Appalachia	177.6	166.4	11.2
Northern Appalachia	30.8	25.8	5.0
Illinois Basin	33.0	—	33.0
Western Bituminous	175.7	—	175.7

Total	417.1	192.2	224.9

Percentage of total		46.1%	53.9%
Rhino Eastern (Central Appalachia)(1)	17.9	—	17.9

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

Item 4.    Mine Safety Disclosure

        Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2011 is included in Exhibit 95.1 to this report.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Limited Partnership Interests

        Our common units began trading on the NYSE under the symbol "RNO" on September 30, 2010. On March 9, 2012, the closing market price for our common units was $20.17 per unit. The following table sets forth the range of the daily high and low sales prices and cash distribution per common unit for the periods indicated:

	Price Range
			Cash Distribution(1)
	High	Low
Year ended December 31, 2011
Fourth Quarter	$22.68	$15.02	$0.4800
Third Quarter	$28.23	$17.05	$0.4800
Second Quarter	$26.43	$21.55	$0.4550
First Quarter	$27.31	$22.78	$0.4550
Year ended December 31, 2010
Fourth Quarter (from September 30, 2010)	$24.86	$21.10	$0.4208	(2)

(1)
Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

(2)
The distribution of $0.4208 per common unit corresponds to the minimum quarterly distribution of $0.445 per unit prorated for the portion of the quarter after October 5, 2010, the closing date of our IPO.

        As of March 9, 2012, we had outstanding 15,318,178 common units, 12,397,000 subordinated units, a 2% general partner interest and incentive distribution rights, or IDRs. As of March 9, 2012, Rhino Energy Holdings LLC owned approximately 49.8% of our outstanding common units and 87.9% of our subordinated units. Our general partner currently owns a 2.0% general partner interest in us and all of our IDRs.

        As of March 9, 2012, there were 64 holders of record of our common units. The number of record holders does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

  •
  While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Wexford) after the subordination period has ended. Wexford currently owns approximately 54% of the outstanding common units and 95% of our outstanding subordinated units.

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

Item 6.    Selected Financial Data.

        The following table shows our selected financial and operating data for the periods and as of the dates indicated, which is derived from our consolidated financial statements. On October 5, 2010, we closed our IPO of 3,730,600 common units. In conjunction with the IPO, on September 29, 2010 Wexford became obligated to contribute their membership interests in Rhino Energy LLC to us. For ease of reference, we present the historical results of Rhino Energy LLC as our historical results which also includes the portion of fiscal year 2010 results prior to the IPO that contributed to the total 2010 figures presented below as a total for us. The selected historical consolidated financial data presented as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 are derived from the audited historical consolidated financial statements of Rhino Energy LLC that are not included in this report. The selected historical consolidated financial data presented for the year ended December 31, 2009 are derived from the audited historical consolidated financial statements of Rhino Energy LLC that are included elsewhere in this report. The selected historical consolidated financial data presented as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are derived from our audited historical consolidated financial statements that are included elsewhere in this report.

        The following selected consolidated financial data should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

        The following table presents a non-GAAP financial measure, Adjusted EBITDA, which we use in our business as it is an important supplemental measure of our performance and liquidity. Adjusted EBITDA represents net income before interest expense, income taxes and depreciation, depletion and amortization ("DD&A"), including our proportionate share of DD&A and interest expense for our Rhino Eastern joint venture that is accounted for under the equity method. Adjusted EBITDA also excludes the effect of certain non-recurring items. This measure is not calculated or presented in accordance with GAAP. We explain this measure under "—Non-GAAP Financial Measure" and reconcile it to its most directly comparable financial measures calculated and presented in accordance with GAAP.

	For the Year Ended December 31,
(in thousands, except per unit and per ton data)	2011	2010	2009	2008	2007
Statement of Operations Data:
Total revenues	$367,221	$305,647	$419,790	$438,924	$403,452
Costs and Expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	267,180	220,756	336,335	364,912	318,405
Freight and handling costs	4,329	2,634	3,991	10,223	4,021
Depreciation, depletion and amortization	36,325	34,108	36,279	36,428	30,750
Selling, general and administrative (exclusive of depreciation, depletion and amortization)	21,815	16,449	16,754	19,042	15,370
Asset impairment loss	—	652	—	—	—
(Gain) loss on sale/acquisition of assets—net	(3,172)	(10,716)	1,710	451	(944)

Total costs and expenses	326,477	263,883	395,069	431,056	367,602

Income from operations	40,744	41,764	24,721	7,868	35,850
Interest and other income (expense):
Interest expense and other	(6,062)	(5,338)	(6,222)	(5,500)	(5,579)
Interest income and other	51	24	70	148	317
Equity in net income (loss) of unconsolidated affiliate(1)	3,338	4,699	893	(1,587)	—

Total interest and other income (expense)	(2,673)	(615)	(5,259)	(6,939)	(5,262)

Income before income tax	38,071	41,149	19,462	929	30,588
Income taxes	—	—	—	—	(126)

Net income	$38,071	$41,149	$19,462	$929	$30,714

Basic and diluted net income per limited partner common unit(1)	$1.43	$0.22	n/a	n/a	n/a
Distributions paid per limited partner unit	$1.8108	n/a	n/a	n/a	n/a
Weighted average number of limited partner common units outstanding:
Basic	13,725	12,400	n/a	n/a	n/a
Diluted	13,744	12,413	n/a	n/a	n/a
Balance Sheet Data:
Cash and cash equivalents	$449	$76	$687	$1,937	$3,583
Property and equipment, net	450,116	282,577	270,680	282,863	211,657
Total assets	538,794	358,645	339,984	352,536	275,992
Total liabilities	231,696	111,028	201,583	234,225	158,152
Total debt—short term and long term	143,098	36,528	122,138	138,027	83,954
Partners' capital/Members' equity	$307,098	$247,617	$138,401	$118,311	$117,841
Operating Data(2):
Tons of coal sold	4,876	4,306	6,699	7,977	8,159
Tons of coal produced/purchased	4,873	4,312	6,732	8,017	8,024
Coal revenues per ton(3)	$68.47	$67.32	$59.98	$51.25	$48.30
Cost of operations per ton(4)	$54.79	$51.27	$50.21	$45.75	$39.02
Other Financial Data:
Net cash provided by operating activities	$66,916	$55,001	$41,495	$57,211	$52,493
Net cash used in investing activities	(188,024)	(37,644)	(27,344)	(106,638)	(28,098)
Net cash provided by (used in) financing activities	121,481	(17,968)	(15,401)	47,781	(21,192)
Adjusted EBITDA	81,994	71,473	63,643	43,134	66,917
Capital expenditures(5)	$211,473	$41,250	$29,657	$92,741	$32,773

(1)
Basic and diluted earnings per unit for 2010 reflects the period from October 6, 2010 to December 31, 2010, which is the period that net income was attributable to us as a publicly traded partnership.

(2)
In May 2008, we entered into a joint venture with an affiliate of Patriot that acquired the Rhino Eastern mining complex, which commenced production in August 2008. We have a 51% membership interest in, and serve as manager for, the joint venture. The operating data do not include data with respect to the Rhino Eastern mining complex. The joint venture produced and sold approximately 0.3 million tons of premium mid-vol metallurgical coal for the years ended December 31, 2011 and 2010.

(3)
Coal revenues per ton represent total coal revenues derived from the sale of coal from all business segments, divided by total tons of coal sold for all segments.

(4)
Cost of operations per ton represents the cost of operations (exclusive of depreciation, depletion and amortization) from all business segments divided by total tons of coal sold for all segments.

(5)
The following table presents a reconciliation of total capital expenditures to net cash used for capital expenditures on a historical basis for each of the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Reconciliation of total capital expenditures to net cash used for capital expenditures:
Additions to property, plant and equipment	$91,856	$26,248	$27,836	$78,076	$14,599
Acquisitions of coal companies and coal properties	119,617	15,002	—	14,665	18,174
Acquisition of roof bolt manufacturing company	—	—	1,821	—	—

Total capital expenditures	$211,473	$41,250	$29,657	$92,741	$32,773

Non-GAAP Financial Measure

        The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated. We believe the presentation of Adjusted EBITDA that includes our proportionate share of DD&A and interest expense for our Rhino Eastern joint venture is appropriate since our portion of Rhino Eastern's net income that is recognized as a single line item in our financial statements is affected by these expense items. Since we do not reflect these proportionate expense items of DD&A and interest expense in our consolidated financial statements, we believe that the adjustment for these expense items in the Adjusted EBITDA calculation is more representative of how we review our results and also provides investors with additional information that they can use to evaluate our results. Adjusted EBITDA also excludes the effect of certain non-recurring items.

        Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income, income from operations and cash flows from operating activities, and these measures may vary among other companies.

	For the Year Ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Reconciliation of Adjusted EBITDA to net income:
Net income	$38,071	$41,149	$19,462	$929	$30,714
Plus:
DD&A	36,325	34,108	36,279	36,428	30,750
Interest expense	6,062	5,338	6,222	5,501	5,579
Less:
Income tax benefit	—	—	—	—	126

EBITDA(a)	$80,458	$80,595	$61,964	$42,858	$66,917

Plus: Rhino Eastern DD&A-51%	1,509	1,630	1,460	260	—
Plus: Rhino Eastern interest expense-51%	27	37	219	16	—
Less: Gain from Castle Valley acquisition(b)	—	(10,789)	—	—	—

Adjusted EBITDA(a)	$81,994	$71,473	$63,643	$43,134	$66,917

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by (used in) operating activities	$66,916	$55,001	$41,495	$57,211	$52,493
Plus:
Increase in net operating assets	8,889	10,260	17,190	—	10,553
Decrease in provision for doubtful accounts	19	—	—	—	175
Gain on sale of assets	3,172	—	—	—	944
Gain on acquisition	—	10,789	—	—	—
Gain on retirement of advance royalties	—	—	—	—	115
Amortization of deferred revenue	532	—	—	—	—
Interest expense	6,062	5,338	6,222	5,501	5,579
Settlement of litigation	—	—	1,773	—	—
Equity in net income of unconsolidated affiliate	3,338	4,699	893	—	—
Less:
Decrease in net operating assets	—	—	—	10,440	—
Accretion on interest-free debt	210	206	200	569	360
Amortization of advance royalties	1,104	865	215	471	700
Amortization of debt issuance costs	1,043	844	—	—	—
Increase in provision for doubtful accounts	—	—	19	—	—
Equity-based compensation	727	291	—	—	—
Loss on sale of assets	—	73	1,710	451	—
Loss on asset impairments	—	652	—	—	—
Loss on retirement of advance royalties	79	396	712	45	—
Income tax benefit	—	—	—	—	126
Accretion on asset retirement obligations	1,956	2,165	2,753	2,709	1,757
Equity in net loss of unconsolidated affiliate	—	—	—	1,587	—
Distributions from unconsolidated affiliate	3,351	—	—	—	—
Payment of abandoned public offering expenses(c)	—	—	—	3,582	—

EBITDA(a)	$80,458	$80,595	$61,964	$42,858	$66,917

Plus: Rhino Eastern DD&A-51%	1,509	1,630	1,460	260	—
Plus: Rhino Eastern interest expense-51%	27	37	219	16	—
Less: Gain from Castle Valley acquisition(b)	—	(10,789)	—	—	—

Adjusted EBITDA(a)	$81,994	$71,473	$63,643	$43,134	$66,917

(a)
Calculated based on actual amounts and not the rounded amounts presented in this table. Totals may not foot due to rounding.

(b)
During 2010, we acquired certain assets for cash consideration of approximately $15.0 million from the Trustee of the Federal Bankruptcy Court charged with the sale of the C.W. Mining Company assets, located in Emery and Carbon Counties, Utah (referred to as our Castle Valley mining complex).

  Because the fair value of the assets acquired exceeded the purchase price, we recorded a non-cash gain of $10.8 million that is reflected in our 2010 financial results. A gain resulted from this acquisition since the assets were purchased in a distressed sale out of bankruptcy. Management believes that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors' understanding of how management assesses the performance of our business. Management believes the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, management believes the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results

(c)
In 2008, we attempted an initial public offering, which was not consummated. We recorded the related deferred costs as a selling, general and administrative expense in August of that year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        For ease and comparability purposes in comparing 2011 to 2010 results and 2010 to 2009 results, the results of Rhino Resource Partners LP and Rhino Energy LLC for 2010 have been combined as if Rhino Resource Partners LP was in existence for the entirety of 2010. Since Rhino Resource Partners LP maintained the historical basis of the Rhino Predecessor's net assets, management believes that the combined Rhino Resource Partners LP and Rhino Predecessor results for 2011 are comparable with 2010, as well as 2010 to 2009. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical financial statements and accompanying notes included elsewhere in this report.

        In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See "Cautionary Note Regarding Forward- Looking Statements." Factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. "Risk Factors."

Overview

        We are a growth oriented Delaware limited partnership formed to control and operate coal properties and invest in other natural resource assets. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from those management and leasing activities. In addition to our coal operations, we have invested in oil and gas mineral rights that we expect to generate royalty revenues in future periods.

        We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2011, we controlled an estimated 437.0 million tons of proven and probable coal reserves, consisting of an estimated 415.6 million tons of steam coal and an estimated 21.4 million tons of metallurgical coal. In addition, as of December 31, 2011, we controlled an estimated 417.1 million tons of non-reserve coal deposits. As of December 31, 2011, Rhino Eastern LLC, a joint venture in which we have a 51% membership interest and for which we serve as manager, controlled an estimated 43.4 million tons of proven and probable coal reserves at the Rhino Eastern mining complex located in Central Appalachia, consisting entirely of premium mid-vol and low-vol metallurgical coal, and an estimated 17.9 million tons of non-reserve coal deposits. As of December 31, 2011, we operated ten mines, including five underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. In addition, our joint venture operates one underground mine in West Virginia. During 2010, we operated one underground mine in Colorado, but we temporarily idled this mine at the end of 2010 and the mine remained idle at the end of 2011. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

        Our principal business strategy is to safely, efficiently and profitably produce, sell and lease both steam and metallurgical coal from our diverse asset base in order to maintain and, over time, increase our quarterly cash distributions. In addition, we intend to expand our operations through strategic acquisitions, including the acquisition of stable, cash generating natural resource assets. We believe that such assets would allow us to grow our cash available for distribution and enhance stability of our cash flow.

        For the year ended December 31, 2011, we generated revenues of approximately $367.2 million and net income of approximately $38.1 million. Excluding results from the joint venture, for the year ended December 31, 2011, we produced approximately 4.6 million tons of coal, purchased approximately 0.3 million tons of coal and sold approximately 4.9 million tons of coal, approximately 77% of which were pursuant to supply contracts. Additionally, the joint venture produced and sold approximately 0.3 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2011.

Recent Developments

Acquisitions

Acquisition of The Elk Horn Coal Company, LLC

        In June 2011, we completed the acquisition of 100% of the ownership interests in Elk Horn for approximately $119.7 million in cash consideration. Elk Horn is primarily a coal leasing company located in eastern Kentucky that is expected to provide us with royalty revenues in future periods. We believe there is potential upside from this acquisition to be provided by Elk Horn's currently unleased proven and probable reserves in Southern Floyd County, Kentucky ("Southern Floyd"). We also believe there are additional synergies to this acquisition as a large portion of Elk Horn's property is contiguous with our Deane complex property and the potential addition of infrastructure that would facilitate the increase of Southern Floyd production would also help accelerate development of our contiguous northern Deane complex properties. The Elk Horn acquisition was funded with borrowings available under our credit facility, which were subsequently repaid with proceeds from an offering of our common units.

Acquisition of Oil and Gas Mineral Rights

        During the year ended 2011, we completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. We expect royalty revenues to be generated from these mineral rights in future periods.

        We and an affiliate of Wexford Capital have participated with Gulfport Energy, a publicly traded company, to acquire an interest in a portfolio of oil and gas leases in the Utica Shale. As of February 20, 2012, an affiliate of Wexford Capital owned approximately 13.3% of the common stock of Gulfport Energy. During the year ended 2011, we completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio for a total purchase price of approximately $19.9 million.

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

Sale of Mining Assets

        In August 2011, we sold and assigned certain non-core mining assets and related liabilities located in the Phelps, Kentucky area of our Tug River mining complex for approximately $20 million. The mining assets included leasehold interests and permits to surface and mineral interests that included steam coal reserves and non-reserve coal deposits. Additionally, the sales agreement includes the potential for additional payments of approximately $8.75 million dependent upon the future issuance of certain permits and the commencement of mining activities by the purchaser. These contingent payments are being accounted for as gain contingencies and will be recognized in the future when and if the contingencies are resolved. The transaction also transferred certain liabilities related to the assets sold that we believe will positively impact future cash flows. Since we had limited mining operations on the assets that were sold, we believe the sale of these assets will not have a negative impact on our future financial results. In relation to the sale of these assets and transfer of liabilities, we recorded a gain of approximately $2.4 million.

        On February 29, 2012, the Partnership completed an agreement to sell certain non-core mining assets located in Pike County Kentucky to a third party for approximately $0.6 million. The transaction also extinguished certain liabilities related to the assets sold.

Lease of Mineral Acres

        On March 6, 2012, we completed a lease agreement with a third party for an estimated 1,500 acres we own in the Utica Shale region of Harrison County Ohio. The lease agreement is for an initial five year term with an optional three year renewal period and conveys rights to the third party to perform drilling and operating activities for producing oil, natural gas or other hydrocarbons. As part of the lease agreement, the third party agreed to pay us the sum of $6,000 per acre as a lease bonus, of which $500,000 was paid at the signing of the lease agreement. The remainder of the lease bonus payment shall be paid by the third party to us within 90 days from the date the lease agreement was signed. In addition, the lease agreement stipulates that the third party shall pay us a 20% royalty based upon the gross proceeds received from the sale of oil and/or natural gas recovered from the leased property.

Initial Public Offering

        On October 5, 2010, we completed our IPO, in which we sold an aggregate of 3,730,600 common units, representing limited partner interests in us, at a price of $20.50 per common unit. Of the common units issued, 486,600 units were issued in connection with the exercise of the underwriters' option to purchase additional units. Net proceeds from the offering were approximately $71.3 million, after deducting underwriting discounts of approximately $5.2 million, of which approximately $62.0 million was received by us and approximately $9.3 million was paid directly to our sponsor, Wexford

Capital, as reimbursement for capital expenditures incurred by affiliates of Wexford Capital with respect to the assets contributed to us in connection with the offering. We used the net proceeds from this offering, less offering expenses of approximately $3.0 million incurred at the IPO date, and a related capital contribution by our general partner of approximately $10.4 million, to repay approximately $69.4 million of outstanding indebtedness under our credit facility. We paid additional offering expenses after the IPO date of approximately $0.7 million for total offering expenses of approximately $3.7 million.

        In connection with the closing of the IPO, the owners of Rhino Energy LLC contributed their membership interests in Rhino Energy LLC to us, and we issued 12,397,000 subordinated units representing limited partner interests in us and 8,666,400 common units to Rhino Energy Holdings LLC, an affiliate of Wexford Capital, and issued incentive distribution rights to our general partner.

Follow-on Offering

        On July 18, 2011, we completed a public offering of 2,875,000 common units, representing limited partner interests in us, at a price of $24.50 per common unit. Of the common units issued, 375,000 units were issued in connection with the exercise of the underwriters' option to purchase additional units. Net proceeds from the offering were approximately $66.4 million, after deducting underwriting discounts and offering expenses of approximately $4.1 million. We used the net proceeds from this offering, and a related capital contribution by our general partner of approximately $1.4 million, to repay approximately $67.8 million of outstanding indebtedness under our credit facility.

Credit Facility

        The original maximum availability under our credit facility with PNC Bank, N.A. as administrative agent, was $200.0 million. On June 8, 2011, with the consent of the lenders, we exercised the option to increase the amount available to borrow under the credit agreement by $50.0 million to $250.0 million as part of the Elk Horn acquisition.

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

        We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2011, we had commitments under supply contracts to deliver annually scheduled base quantities of 4.5 million, 3.4 million, 2.0 million and 0.3 million tons of coal to 13 customers in 2012, 7 customers in 2013, 5 customers in 2014 and 2 customers in 2015, respectively. Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

  Segment Information

        We conduct business through four reportable business segments: Central Appalachia, Northern Appalachia, Eastern Met and Rhino Western. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of December 31, 2011, together included three underground mines, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes the Elk Horn operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, the Leesville field and the Springdale field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2011. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of December 31, 2011. The Eastern Met segment includes our 51% equity interest in the results of operations of the joint venture, which owns the Rhino Eastern mining complex, located in West Virginia, and for which we serve as manager. As of December 31, 2011, this complex was comprised of two underground mines and a preparation plant and loadout facility (owned by our joint venture partner). Our Rhino Western segment includes our two underground mines in the Western Bituminous region that consist of our McClane Canyon mine in Colorado that has been temporarily idled since the end of 2010, and remained idle at the end of 2011, and our Castle Valley mining complex in Utah that began production in January 2011. Our Other category includes our ancillary businesses that consist of a roof bolt manufacturing operation, limestone operations and various businesses that provide support services such as reclamation, maintenance and transportation, the cost of which is reflected in our cost of operations.

  Evaluating Our Results of Operations

        Our management uses a variety of financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

        Adjusted EBITDA.    The discussion of our results of operations below includes references to, and analysis of, our segments' Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, including our proportionate share of these expense items from our Rhino Eastern LLC joint venture, while also excluding certain non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments' operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

        Coal Revenues Per Ton.    Coal revenues per ton represents coal revenues divided by tons of coal sold. Coal revenues per ton is a key indicator of our effectiveness in obtaining favorable prices for our product.

        Cost of Operations Per Ton.    Cost of operations per ton sold represents the cost of operations (exclusive of DD&A) divided by tons of coal sold. Management uses this measurement as a key indicator of the efficiency of operations.

Summary

        The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Statement of Operations Data:
Total revenues	$367.2	$305.6	$419.8
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	267.2	220.8	336.3
Freight and handling costs	4.3	2.6	4.0
DD&A	36.3	34.1	36.3
Selling, general and administrative (exclusive of DD&A shown separately above)	21.8	16.4	16.8
Asset impairment loss	—	0.7	—
(Gain) loss on sale/acquisition of assets	(3.2)	(10.7)	1.7

Income from operations	40.8	41.7	24.7
Interest and other income (expense):
Interest expense and other	(6.1)	(5.3)	(6.2)
Interest income and other	0.1	—	0.1
Equity in net income of unconsolidated affiliate	3.3	4.7	0.9

Total interest and other income (expense)	(2.7)	(0.6)	(5.2)

Net income	$38.1	$41.1	$19.5

Other Financial Data
Adjusted EBITDA	$82.0	$71.5	$63.6

  Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Summary.    For the year ended December 31, 2011, our total revenues increased to $367.2 million from $305.6 million for the year ended December 31, 2010. We sold 4.9 million tons of coal for the year ended December 31, 2011, which is 0.6 million more tons, or a 13.2% increase, than the 4.3 million tons of coal sold for the year ended December 31, 2010. The increase in tons sold was primarily the result of starting production at our Castle Valley operation in Utah.

        For the year ended December 31, 2011, our tons of coal inventories were relatively unchanged from the year ended December 31, 2010.

        Net income was $38.1 million for the year ended December 31, 2011compared to $41.1 million (or $30.3 million excluding a $10.8 million gain from the Castle Valley acquisition) for year ended December 31, 2010. Excluding the Castle Valley gain, net income increased in 2011 due to an increase in revenue from higher tons sold, partially offset by higher cost of operations, primarily in our Central Appalachia segment. Adjusted EBITDA increased to $82.0 million for the year ended December 31, 2011, from $71.5 million for the year ended December 31, 2010. The increase in Adjusted EBITDA was primarily due to an increase in net income, excluding the $10.8 million gain from the Castle Valley acquisition in 2010, along with higher DD&A and interest expense.

        Tons Sold.    The following table presents tons of coal sold by reportable segment for the years ended December 31, 2011 and 2010:

Segment	Year Ended December 31, 2011	Year Ended December 31, 2010	Increase (Decrease) Tons	%*
	(in millions, except %)
Central Appalachia	2.3	2.2	0.1	7.0%
Northern Appalachia	2.1	1.9	0.2	5.9%
Rhino Western	0.5	0.2	0.3	150.6%

Total*†	4.9	4.3	0.6	13.2%

*
Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†
Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        We sold 4.9 million tons of coal in the year ended December 31, 2011 as compared to 4.3 million tons sold for the year ended December 31, 2010. This increase in tons sold was primarily due to the start of production at our Castle Valley operation in Utah, partially offset by the idling of our McClane Canyon mine in Colorado. Tons of coal sold in our Central Appalachia segment increased by 0.1 million, or 7.0%, to 2.3 million tons for the year ended December 31, 2011 from 2.2 million tons for the year ended December 31, 2010. For our Northern Appalachia segment, tons of coal sold increased by 0.2 million, or 5.9%, to 2.1 million tons for the year ended December 31, 2011 from 1.9 million tons for the year ended December 31, 2010. Coal sales from our Rhino Western segment increased by 0.3 million, or 150.6%, to 0.5 million tons for the year ended December 31, 2011 from 0.2 million tons for the year ended December 31, 2010.

        Revenues.    The following table presents revenues and coal revenues per ton by reportable segment for the years ended December 31, 2011 and 2010:

			Increase/ (Decrease)
	Year ended December 31, 2011	Year ended December 31, 2010
Segment			$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$202.9	$194.9	$8.0	4.1%
Freight and handling revenues	—	—	—	n/a
Other revenues	16.3	0.7	15.6	2127.9%

Total revenues	$219.2	$195.6	$23.6	12.1%

Coal revenues per ton*	$87.92	$90.30	$(2.38)	(2.6)%
Northern Appalachia
Coal revenues	$109.3	$86.2	$23.1	26.8%
Freight and handling revenues	5.7	4.2	1.5	37.8%
Other revenues	5.0	5.0	—	(2.0)%

Total revenues	$120.0	$95.4	$24.6	25.7%

Coal revenues per ton*	$53.00	$44.30	$8.70	19.6%
Rhino Western
Coal revenues	$21.7	$8.8	$12.9	145.5%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	22.2%

Total revenues	$21.7	$8.8	$12.9	145.4%

Coal revenues per ton*	$42.78	$43.67	$(0.89)	(2.0)%
Other
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$6.3	$5.8	$0.5	8.6%

Total revenues	$6.3	$5.8	$0.5	8.6%

Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$333.9	$289.9	$44.0	15.2%
Freight and handling revenues	5.7	4.2	1.5	37.8%
Other revenues	27.6	11.5	16.1	138.1%

Total revenues	$367.2	$305.6	$61.6	20.1%

Coal revenues per ton*	$68.47	$67.32	$1.15	1.7%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

        Our total revenues for the year ended December 31, 2011 increased by $61.6 million, or 20.1%, to $367.2 million from $305.6 million for the year ended December 31, 2010. The increase in coal revenues was due to increased volume in tons sold as well as higher contracted and spot prices for our steam coal. Coal revenues per ton were $68.47 for the year ended December 31, 2011, an increase of $1.15, or 1.7%, from $67.32 per ton for the year ended December 31, 2010. This increase in coal revenues per ton was primarily the result of higher contracted and spot prices for steam coal, partially offset by a lower mix of tons sold of metallurgical coal in 2011.

        For our Central Appalachia segment, coal revenues increased by $8.0 million, or 4.1%, to $202.9 million for the year ended December 31, 2011 from $194.9 million for the year ended December 31, 2010 due to increased volume in tons sold. Coal revenues per ton for our Central Appalachia segment decreased by $2.38, or 2.6%, to $87.92 per ton for the year ended December 31, 2011 as compared to $90.30 for the year ended December 31, 2010, primarily due to fewer tons of metallurgical coal sold. Other revenues increased for our Central Appalachia segment primarily due to coal royalty revenue from Elk Horn.

        For our Northern Appalachia segment, coal revenues were $109.3 million for the year ended December 31, 2011, an increase of $23.1 million, or 26.8%, from $86.2 million for the year ended December 31, 2010, primarily as a result of higher contracted and spot prices for steam coal. Coal revenues per ton for our Northern Appalachia segment increased by $8.70, or 19.6%, to $53.00 per ton for the year ended December 31, 2011 as compared to $44.30 per ton for the year ended December 31, 2010. This increase was primarily due to higher contracted and spot prices for steam coal.

        For our Rhino Western segment, coal revenues increased by $12.9 million, or 145.5%, to $21.7 million for the year ended December 31, 2011 from $8.8 million for the year ended December 31, 2010 due to the start of production at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment were $42.78 for the year ended December 31, 2011, a decrease of $0.89, or 2.0%, from $43.67 for the year ended December 31, 2010. The decrease in coal revenues per ton was due to lower market prices for coal produced at our Castle Valley mine compared to coal sold from our McClane Canyon mine in 2010.

        Other revenues for our Other category increased by $0.5 million for the year ended December 31, 2011 from the year ended December 31, 2010. This increase was primarily due to an increase in sales from our roof bolt manufacturing operations.

        Central Appalachia Overview of Results by Product.    Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal ("met coal") and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2011	Year ended December 31, 2010	Increase (Decrease) %*
Met coal tons sold	654.6	683.4	(4.2)%
Steam coal tons sold	1,653.4	1,474.5	12.1%

Total tons sold†	2,308.0	2,157.9	7.0%

Met coal revenue	$79,227	$88,570	(10.5)%
Steam coal revenue	$123,706	$106,281	16.4%

Total coal revenue†	$202,933	$194,851	4.1%

Met coal revenues per ton	$121.04	$129.59	(6.6)%
Steam coal revenues per ton	$74.82	$72.08	3.8%

Total coal revenues per ton†	$87.92	$90.30	(2.6)%

Met coal tons produced	660.5	700.2	(5.7)%
Steam coal tons produced	1,573.5	1,454.3	8.2%

Total tons produced†	2,234.0	2,154.5	3.7%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

†
Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

        Costs and Expenses.    The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the years ended December 31, 2011 and 2010:

			Increase/(Decrease)
	Year ended December 31, 2011	Year ended December 31, 2010
Segment			$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$154.2	$133.5	$20.7	15.5%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	22.1	20.1	2.0	10.1%
Selling, general and administrative	20.2	15.3	4.9	32.0%
Cost of operations per ton*	$66.79	$61.87	$4.92	7.9%
Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$75.1	$65.1	$10.0	15.5%
Freight and handling costs	4.3	3.1	1.2	39.1%
Depreciation, depletion and amortization	8.1	9.3	(1.2)	(12.7)%
Selling, general and administrative	0.4	0.3	0.1	2.5%
Cost of operations per ton*	$36.45	$33.43	$3.02	9.0%
Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$17.9	$6.9	$11.0	159.5%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	3.1	0.6	2.5	414.6%
Selling, general and administrative	0.1	0.1	—	17.2%
Cost of operations per ton*	$35.42	$34.20	$1.22	3.6%
Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.0	$15.3	$4.7	30.7%
Freight and handling costs	—	(0.5)	0.5	n/a
Depreciation, depletion and amortization	3.0	4.1	(1.1)	(26.7)%
Selling, general and administrative	1.1	0.7	0.4	64.2%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$267.2	$220.8	$46.4	21.0%
Freight and handling costs	4.3	2.6	1.7	64.3%
Depreciation, depletion and amortization	36.3	34.1	2.2	6.5%
Selling, general and administrative	21.8	16.4	5.4	32.6%
Cost of operations per ton*	$54.79	$51.27	$3.52	6.9%

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

        Cost of Operations.    Total cost of operations was $267.2 million for the year ended December 31, 2011 as compared to $220.8 million for the year ended December 31, 2010. Our cost of operations per ton was $54.79 for the year ended December 31, 2011, an increase of $3.52, or 6.9%, from the year ended December 31, 2010. These overall increases in the cost of operations and cost of operations on a per ton basis were due to increased costs in our Rhino Western segment due to preparing our Castle Valley mine to begin production early in 2011 along with costs associated with temporarily idling our McClane Canyon mine. In addition, we experienced higher costs in our Central Appalachia operations due to an increased number of regulatory actions at Mine 28 in our Rob Fork mining complex along with increased transportation and maintenance costs from our Grapevine surface mine located in the Tug River complex. In our Northern Appalachia segment, we also experienced increased roof support costs at our Hopedale mine. Cost of operations also increased across all of the operating segments due to higher fuel prices.

        Our cost of operations for the Central Appalachia segment increased by $20.7 million, or 15.5%, to $154.2 million for the year ended December 31, 2011 from $133.5 million for the year ended December 31, 2010. Our cost of operations per ton increased to $66.79 per ton for the year ended December 31, 2011 from $61.87 per ton for year ended December 31, 2010. The increases in cost of operations and costs of operations per ton were primarily due to an increased number of regulatory actions at Mine 28 located in the Rob Fork mining complex along with increased transportation and maintenance costs from the Grapevine surface mine located in the Tug River complex.

        In our Northern Appalachia segment, our cost of operations increased by $10.0 million, or 15.5%, to $75.1 million for the year ended December 31, 2011 from $65.1 million for the year ended December 31, 2010. Our cost of operations per ton increased to $36.45 for the year ended December 31, 2011 from $33.43 for the year ended December 31, 2010, an increase of $3.02 per ton, or 9.0%. The increases in cost of operations and costs of operations per ton were primarily due to increased commodity prices driven by higher fuel costs as well as roof control and methane issues encountered at our Hopedale underground mine.

        Cost of operations in our Rhino Western segment increased by $11.0 million, or 159.5%, to $17.9 million for the year ended December 31, 2011 from $6.9 million for the year ended December 31, 2010. Our cost of operations per ton increased to $35.42 for the year ended December 31, 2011 from $34.20 for the year ended December 31, 2010, an increase of $1.22 per ton, or 3.6%. These increases in cost of operations and cost of operations per ton were primarily due to increased costs associated with preparing our Castle Valley mine to begin production early in 2011 along with costs associated with temporarily idling our McClane Canyon mine.

        Cost of operations in our Other category increased by $4.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. This increase was primarily due to an increase in amounts spent for professional fees and outside services.

        Freight and Handling.    Total freight and handling cost for the year ended December 31, 2011 increased by $1.7 million, or 64.3%, to $4.3 million from $2.6 million for the year ended December 31, 2010. This increase was primarily due to a 0.6 million increase in the number of tons sold for the year ended December 31, 2011 as compared to the year ended December 31, 2010, along with higher fuel prices.

        Depreciation, Depletion and Amortization.    Total DD&A expense for the year ended December 31, 2011 was $36.3 million as compared to $34.1 million for the year ended December 31, 2010.

        For the year ended December 31, 2011, our depreciation cost was $26.5 million as compared to $26.8 million for the year ended December 31, 2010. The decrease in depreciation cost in 2011 was primarily due to the disposal and idling of assets at certain less profitable surface mining operations.

        For the year ended December 31, 2011, our depletion cost was $5.1 million as compared to $1.8 million for the year ended December 31, 2010. The increase in depletion cost in 2011 was primarily due to depletion cost incurred as a result of coal produced by lessees of our Elk Horn properties that was not included in our results in 2010, along with an increase in tons of coal produced at our other mining operations in 2011 when compared to 2010.

        For the year ended December 31, 2011, our amortization cost was $4.7 million as compared to $5.5 million for the year ended December 31, 2010. This decrease is primarily attributable to changes in the amortization for both mine development costs and asset retirement costs based on revisions to reserve valuations and useful lives.

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expense for the year ended December 31, 2011 was $21.8 million as compared to $16.4 million for the year ended December 31, 2010. The increase in SG&A expense is primarily attributable to the costs associated with being a publicly traded partnership, including an increase in expenditures for legal fees and other professional fees.

        Interest Expense.    Interest expense for the year ended December 31, 2011 was $6.1 million as compared to $5.3 million for the year ended December 31, 2010, an increase of $0.8 million, or 13.6%. This increase was the result of an increase in the balance outstanding under our credit facility, primarily resulting from the acquisition of Elk Horn.

        Eastern Met Supplemental Data.    Operational and financial data for the Rhino Eastern joint venture in which we have a 51% membership interest and for which we serve as manager (referred to as the "Eastern Met" segment) is presented below. Our consolidated revenue and costs do not include any portion of the revenue or costs of Rhino Eastern since we account for this operation under the equity method. We only record our proportionate share of net income of Rhino Eastern as a single item in our financial statements, but we believe the presentation of these items for Rhino Eastern provides additional insight into how this operation contributes to our overall performance.

(In thousands, except per ton data and %)	Year ended December 31, 2011	Year ended December 31, 2010	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$49,999	$40,028	24.9%
Total revenues	$50,073	$40,094	24.9%
Coal revenues per ton*	$198.97	$158.74	25.3%
Cost of operations	$37,582	$25,153	49.4%
Cost of operations per ton*	$149.55	$99.75	49.9%
Depreciation, depletion and amortization	$2,959	$3,196	(7.4)%
Interest expense	$52	$72	(28.1)%
Net income	$6,545	$8,946	(26.8)%
Partnership's portion of net income	$3,338	$4,699	(26.8)%
Tons produced	266.2	258.6	3.0%
Tons sold	251.3	252.2	(0.3)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

        Rhino Eastern's Eagle #1 mine was removed from the potential pattern of violation list in March 2011 by MSHA. However, beginning on March 18, 2011, MSHA issued two orders requiring this mine to be idled until water located in previous mine works above the mine was removed. Rhino Eastern lost production at this mine for approximately three weeks while this water was removed. Additionally, on June 27, 2011, a fatality occurred at Rhino Eastern's Eagle #1 mine due to a rib fall that tragically killed one miner. Production was idled at this mine while we and MSHA investigated the events surrounding this accident. Production resumed at Rhino Eastern's Eagle #1 mine in July once the investigations were completed. On August 25, 2011, Rhino Eastern again received an MSHA notification of a potential pattern of violations based on MSHA's continued monitoring of the Eagle #1 Mine for long-term compliance after the evaluation period that ended in March 2011. Rhino Eastern developed a corrective action program in an effort to avoid a final finding of a pattern of violations and the imposition of sanctions. On January 19, 2012, MSHA notified Rhino Eastern that MSHA had determined not to consider Eagle #1 Mine for a pattern of violations. Despite the interruptions from the activities listed above, tons produced for the year ended December 31, 2011 increased slightly compared to the year ended December 31, 2010 while tons sold was relatively flat. Revenue increased year-to-year due to favorable pricing for coal sold in 2011, but net income decreased due to higher cost of operations, primarily from increased labor costs.

        Net Income (Loss).    The following table presents net income (loss) by reportable segment for the years ended December 31, 2011 and 2010:

Segment	Year ended December 31, 2011	Year ended December 31, 2010	Increase (Decrease)
	(in millions)
Central Appalachia	$19.2	$20.6	$(1.4)
Northern Appalachia	23.0	10.1	12.9
Rhino Western*	(2.8)	11.2	(14.0)
Eastern Met**	3.3	4.7	(1.4)
Other	(4.6)	(5.5)	0.9

Total	$38.1	$41.1	$(3.0)

*
During the third quarter of 2010, we acquired certain assets for cash consideration of approximately $15.0 million from the Trustee of the Federal Bankruptcy Court charged with the sale of the C.W. Mining Company assets, located in Emery and Carbon Counties, Utah (referred to as our Castle Valley mining complex). Because the fair value of the assets acquired exceeded the purchase price, we recorded a non-cash gain of $10.8 million that is reflected in our 2010 financial results for Rhino Western. A gain resulted from this acquisition since the assets were purchased in a distressed sale out of bankruptcy.

**
Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        For the year ended December 31, 2011, total net income was $38.1 million compared to $41.1 million (or $30.3 million excluding the $10.8 million gain from the Castle Valley acquisition) for the year ended December 31, 2010. Excluding the Castle Valley gain from 2010 net income, net income increased in 2011 due to an increase in revenue from higher tons sold, partially offset by higher cost of operations, primarily in our Central Appalachia segment. For our Central Appalachia segment, net income decreased to $19.2 million for the year ended December 31, 2011, a decrease of $1.4 million, as compared to the year ended December 31, 2010. This decrease was primarily due to lower amounts of metallurgical coal sold and an increase in costs of operations, partially offset by coal royalty income generated from our Elk Horn operation. Net income in our Northern Appalachia segment increased by $12.9 million to $23.0 million for the year ended December 31, 2011, from $10.1 million for the year ended December 31, 2010. This increase was primarily the result of an increase in sales. Net income in our Rhino Western segment decreased by $14.0 million to a loss of $2.8 million for the year ended December 31, 2011, compared to income of $11.2 million for the year ended December 31, 2010. This decrease was primarily the result of the $10.8 million Castle Valley gain in 2010 along with an increase in costs associated with preparing our Castle Valley operation to begin production in early 2011. Our Eastern Met segment recorded net income of $3.3 million for the year ended December 31, 2011, a decrease of $1.4 million from $4.7 million recorded for the year ended December 31, 2010. For the Other category, we had a net loss of $4.6 million for the year ended December 31, 2011, a reduction of $0.9 million as compared to a net loss of $5.5 million for the year ended December 31, 2010. This decrease in the loss from year to year was primarily due to an asset impairment charge recorded for certain assets in two of our ancillary businesses in 2010, partially offset by an increase in costs of operations in 2011.

        Adjusted EBITDA.    The following table presents Adjusted EBITDA by reportable segment for the years ended December 31, 2011 and 2010:

Segment	Year ended December 31, 2011	Year ended December 31, 2010	Increase (Decrease)
	(in millions)
Central Appalachia	$43.6	$43.0	$0.6
Northern Appalachia	33.2	21.4	11.8
Rhino Western	0.8	1.2	(0.4)
Eastern Met*	4.9	6.4	(1.5)
Other	(0.5)	(0.5)	—

Total Adjusted EBITDA	$82.0	$71.5	$10.5

*
Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        Total Adjusted EBITDA for the year ended December 31, 2011 was $82.0 million, an increase of $10.5 million from $71.5 million for the year ended December 31, 2010, primarily due to an increase in net income, excluding the $10.8 million gain from the Castle Valley acquisition in 2010, along with higher DD&A and interest expense. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA to net income on a segment basis.

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

        Despite the decrease in the volume of tons sold, both net income and Adjusted EBITDA increased for the year ended December 31, 2010 from the year ended December 31, 2009. Net income increased to $41.1 million for year ended December 31, 2010 from $19.5 million for the year ended

December 31, 2009. Adjusted EBITDA increased to $71.5 million for the year ended December 31, 2010, from $63.6 million for the year ended December 31, 2009. The increases in net income and Adjusted EBITDA were primarily due to increased revenue on a per ton basis and a reduction in the amount of coal purchased, offset by higher costs of operations in our Central Appalachia segment. Net income in 2010 also benefited by a $10.8 million gain recognized on the Castle Valley Acquisition.

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

			Increase/ (Decrease)
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

(In thousands, except per ton data and %)	Year ended December 31, 2010	Year ended December 31, 2009	Increase (Decrease) %*
Met coal tons sold	683.4	353.7	93.2%
Steam coal tons sold	1,474.5	3,917.1	(62.4)%

Total tons sold†	2,157.9	4,270.8	(49.5)%

Met coal revenue	$88,570	$57,505	54.0%
Steam coal revenue	$106,281	$237,602	(55.3)%

Total coal revenue†	$194,851	$295,107	(34.0)%

Met coal revenues per ton	$129.59	$162.57	(20.3)%
Steam coal revenues per ton	$72.08	$60.66	18.8%

Total coal revenues per ton†	$90.30	$69.10	30.7%

Met coal tons produced	700.2	379.0	84.8%
Steam coal tons produced	1,454.3	3,928.9	(63.0)%

Total tons produced†	2,154.5	4,307.9	(50.0)%

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

			Increase/ (Decrease)
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

        Cost of operations in our Rhino Western segment increased by $0.7 million, or 10.9%, to $6.9 million for the year ended December 31, 2010 from $6.2 million for the year ended December 31, 2009, primarily due to an increase in amounts spent for outside services. Our cost of operations per ton increased to $34.20 for the year ended December 31, 2010 from $23.56 for the year ended December 31, 2009, an increase of $10.63 per ton, or 45.1%. This increase in cost of operations per ton was primarily due to charges associated with the temporary idling of the McClane Canyon mine and the rehabilitation of the Castle Valley mine.

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

        Depreciation, Depletion and Amortization.    Total DD&A expense for the year ended December 31, 2010 was $34.1 million as compared to $36.3 million for the year ended December 31, 2009.

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

        Selling, General and Administrative.    SG&A expense for the year ended December 31, 2010 was $16.4 million as compared to $16.8 million for the year ended December 31, 2009. This decrease in

SG&A expense was primarily due to a gain recognized on a litigation settlement, partially offset by an increase in expenditures for legal fees associated with the Castle Valley acquisition and other professional fees.

        Interest Expense.    Interest expense for the year ended December 31, 2010 was $5.3 million as compared to $6.2 million for the year ended December 31, 2009, a decrease of $0.9 million, or 14.2%. This decrease was primarily the result of a reduction in the balance due under our credit facility in the fourth quarter of 2010 as we reduced our credit facility balance with the proceeds from our initial public offering that was completed on October 5, 2010.

        Eastern Met Supplemental Data.    Operational and financial data for the Rhino Eastern joint venture in which we have a 51% membership interest and for which we serve as manager (referred to as the "Eastern Met" segment) is presented below. Our consolidated revenue and costs do not include any portion of the revenue or costs of Rhino Eastern since we account for this operation under the equity method. We only record our proportionate share of net income of Rhino Eastern as a single item in our financial statements, but we believe the presentation of these items for Rhino Eastern provides additional insight into how this operation contributes to our overall performance.

(In thousands, except per ton data and %)	Year ended December 31, 2010	Year ended December 31, 2009	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$40,028	$28,809	38.9%
Total revenues	$40,094	$28,820	39.1%
Coal revenues per ton*	$158.74	$145.01	9.5%
Cost of operations	$25,153	$19,862	26.6%
Cost of operations per ton*	$99.75	$99.97	(0.2)%
Depreciation, depletion and amortization	$3,196	$2,863	11.6%
Interest expense	$72	$429	(83.3)%
Net income	$8,946	$1,751	411.0%
Partnership's portion of net income	$4,699	$893	411.0%
Tons produced	258.6	164.1	57.5%
Tons sold	252.2	198.7	26.9%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

        Net Income (Loss).    The following table presents net income (loss) by reportable segment for the years ended December 31, 2010 and 2009:

Segment	Year ended December 31, 2010	Year ended December 31, 2009	Increase (Decrease)
	(in millions)
Central Appalachia	$20.6	$0.6	$20.0
Northern Appalachia	10.1	17.6	(7.5)
Rhino Western*	11.2	3.3	7.9
Eastern Met**	4.7	0.9	3.8
Other	(5.5)	(2.9)	(2.6)

Total	$41.1	$19.5	$21.6

*
During the third quarter of 2010, we acquired certain assets for cash consideration of approximately $15.0 million from the Trustee of the Federal Bankruptcy Court charged with the sale of the C.W. Mining Company assets, located in Emery and Carbon Counties, Utah (referred to as our Castle Valley mining complex). Because the fair value of the assets acquired exceeded the purchase price, we recorded a non-cash gain of $10.8 million that is reflected in our 2010 financial results for Rhino Western. A gain resulted from this acquisition since the assets were purchased in a distressed sale out of bankruptcy.

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

        Adjusted EBITDA.    The following table presents Adjusted EBITDA by reportable segment for the years ended December 31, 2010 and 2009:

Segment	Year ended December 31, 2010	Year ended December 31, 2009	Increase (Decrease)
	(in millions)
Central Appalachia	$43.0	$28.0	$15.0
Northern Appalachia	21.4	27.3	(5.9)
Rhino Western	1.2	4.2	(3.0)
Eastern Met*	6.4	2.5	3.9
Other	(0.5)	1.6	(2.1)

Total Adjusted EBITDA	$71.5	$63.6	$7.9

*
Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        Total Adjusted EBITDA for the year ended December 31, 2010 was $71.5 million, an increase of $7.9 million from the year ended December 31, 2009 primarily due to an increase in net income of $21.6 million, or $10.8 million excluding the Castle Valley gain, offset by a decrease in depreciation expense of $2.2 million and a decrease in interest expense of $0.9 million. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA to net income on a segment basis.

  Reconciliation of Adjusted EBITDA to Net Income by Segment

        The following tables present reconciliations of Adjusted EBITDA to net income on a segment basis for each of the periods indicated. We believe the presentation of Adjusted EBITDA that includes the proportionate share of DD&A and interest expense for our Rhino Eastern joint venture is appropriate since our portion of Rhino Eastern's net income that is recognized as a single line item in our financial statements is affected by these expense items. Since we do not reflect these proportionate expense items of DD&A and interest expense in our consolidated financial statements, we believe that the adjustment for these expense items in the Adjusted EBITDA calculation is more representative of how we review our results and also provides investors with additional information that they can use to evaluate our results. Adjusted EBITDA also excludes the effect of certain non-recurring items.

Year ended December 31, 2011	Central Appalachia	Northern Appalachia	Rhino Western	Eastern Met*	Other	Total**
	(in millions)
Net income (loss)	$19.2	$23.0	$(2.8)	$3.3	$(4.6)	$38.1
Plus:
DD&A	22.1	8.1	3.1	—	3.0	36.3
Interest expense	2.3	2.1	0.6	—	1.1	6.1

EBITDA†**	$43.6	$33.2	$0.8	$3.3	$(0.5)	$80.4

Plus: Rhino Eastern DD&A-51%	—	—	—	1.5	—	1.5
Plus: Rhino Eastern interest expense-51%	—	—	—	0.1	—	0.1

Adjusted EBITDA†	$43.6	$33.2	$0.8	$4.9	$(0.5)	$82.0

Year ended December 31, 2010	Central Appalachia	Northern Appalachia	Rhino Western	Eastern Met*	Other	Total**
	(in millions)
Net income (loss)	$20.6	$10.1	$11.2	$4.7	$(5.5)	$41.1
Plus:
DD&A	20.1	9.3	0.6	—	4.1	34.1
Interest expense	2.3	2.0	0.2	—	0.9	5.3

EBITDA†**	$43.0	$21.4	$12.0	$4.7	$(0.5)	$80.6

Plus: Rhino Eastern DD&A-51%	—	—	—	1.6	—	1.6
Plus: Rhino Eastern interest expense-51%	—	—	—	0.1	—	0.1
Less: Gain from Castle Valley acquisition***	—	—	(10.8)	—	—	(10.8)

Adjusted EBITDA†	$43.0	$21.4	$1.2	$6.4	$(0.5)	$71.5

Year ended December 31, 2009	Central Appalachia	Northern Appalachia	Rhino Western	Eastern Met*	Other	Total**
	(in millions)
Net income (loss)	$0.6	$17.6	$3.3	$0.9	$(2.9)	$19.5
Plus:
DD&A	23.9	7.9	0.7	—	3.8	36.3
Interest expense	3.5	1.8	0.2	—	0.7	6.2

EBITDA†**	$28.0	$27.3	$4.2	$0.9	$1.6	$62.0

Plus: Rhino Eastern DD&A-51%	—	—	—	1.4	—	1.4
Plus: Rhino Eastern interest expense-51%	—	—	—	0.2	—	0.2

Adjusted EBITDA†	$28.0	$27.3	$4.2	$2.5	$1.6	$63.6

*
Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

†
Calculated based on actual amounts and not the rounded amounts presented in this table.

**
Totals may not foot due to rounding

***
During 2010, we acquired certain assets for cash consideration of approximately $15.0 million from the Trustee of the Federal Bankruptcy Court charged with the sale of the C.W. Mining Company assets, located in Emery and Carbon Counties, Utah (referred to as our Castle Valley mining complex). Because the fair value of the assets acquired exceeded the purchase price, we recorded a non-cash gain of $10.8 million that is reflected in our 2010 financial results. A gain resulted from this acquisition since the assets were purchased in a distressed sale out of bankruptcy. Management believes that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors' understanding of how management assesses the performance of our business. Management believes the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, management believes the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

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

        The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of December 31, 2011, our available liquidity was $137.1 million, including cash on hand of $0.4 million and $136.7 million available under our credit agreement.

        Please read "—Capital Expenditures" for a further discussion of the impact on liquidity.

  Cash Flows

        Net cash provided by operating activities was $66.9 million for the year ended December 31, 2011 as compared to $55.0 million for the year ended December 31, 2010. This increase in cash provided by operating activities was primarily the result of an increase in net income, excluding the non-cash gain from the Castle Valley acquisition, due to favorable sales prices of our steam coal.

        Net cash used in investing activities was $188.0 million for the year ended December 31, 2011 as compared to $37.6 million for the year ended December 31, 2010. The increase in cash used in investing activities was primarily due to the acquisition of Elk Horn for approximately $119.6 million, net of cash acquired, along with increased amounts expended for the purchase of mining equipment and other asset acquisitions, including approximately $28.0 million for oil and gas mineral rights acquisitions in the Cana Woodford region and the Utica Shale region.

        Net cash provided by financing activities for the year ended December 31, 2011 was $121.5 million, which was primarily attributable to net borrowings under our credit agreement to fund the Elk Horn acquisition that was also partially funded with the net proceeds of approximately $66.9 million from the public offering of common units in July 2011. Net cash used for financing activities for the year ended December 31, 2010 was $18.0 million, which was primarily attributable to the use of the net proceeds from our IPO along with a contribution from our general partner to repay a portion of the outstanding indebtedness under our credit facility and to pay offering costs.

  Capital Expenditures

        Our mining operations require investments to expand, upgrade or enhance existing operations and to meet environmental and safety regulations. Maintenance capital expenditures are those capital expenditures required to maintain our long-term operating capacity. For example, maintenance capital expenditures include expenditures associated with the replacement of equipment and coal reserves, whether through the expansion of an existing mine or the acquisition or development of new reserves, to the extent such expenditures are made to maintain our long-term operating capacity. Expansion capital expenditures are those capital expenditures that we expect will increase our operating capacity over the long term. Examples of expansion capital expenditures include the acquisition of reserves, acquisition of equipment for a new mine or the expansion of an existing mine to the extent such expenditures are expected to expand our long-term operating capacity.

        Actual maintenance capital expenditures for the year ended December 31, 2011 were approximately $21.4 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2011 was approximately $80.4 million. As discussed earlier, we completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma and in the Utica Shale region of eastern Ohio for a total purchase price of approximately $28.0 million during the year ended December 31, 2011. These acquisitions were classified as an expansion capital expenditure. Additionally, we acquired approximately 32,600 acres and associated surface rights in Randolph and

Upshur Counties, West Virginia for approximately $7.5 million that were also classified as expansion capital expenditures. The remaining amounts were primarily spent for our internal development projects, including the ongoing construction of our new preparation plant in our Tug River complex, the purchase of a new high-wall miner for use in our Tug River complex and the costs to ramp up production at our Castle Valley complex in Utah. For the year ending December 31, 2012, we have budgeted $16.0 million to $19.0 million for maintenance capital expenditures.

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

  Credit Agreement

        The original maximum availability under our credit facility with PNC Bank, N.A. as administrative agent, was $200.0 million. On June 8, 2011, with the consent of the lenders, we exercised the option to increase the amount available to borrow under the credit agreement by $50.0 million to $250.0 million as part of the Elk Horn acquisition.

        On July 29, 2011, we executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of participating lenders. The maximum availability under the amended and restated credit facility is $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million is available for letters of credit.

        Loans under the credit agreement bear interest at either (i) a base rate equaling the highest of (a) the Federal Funds Open Rate plus 0.50%; (b) the prime rate; or (c) daily LIBOR plus 1.00%, plus an applicable margin in each case or (ii) LIBOR plus an applicable margin, at our option. The applicable margin for the base rate option is 1.50% to 2.25%, and the applicable margin for the LIBOR option is 2.50% to 3.25%, each of which depends on our and our subsidiaries' consolidated leverage ratio ("Consolidated Leverage Ratio"). The credit agreement also contains letter of credit fees equal to an applicable margin of 2.50% to 3.25% depending on the Consolidated Leverage Ratio, multiplied by the aggregate amount available to be drawn on the letters of credit, and a 0.15% fronting fee payable to the administrative agent. In addition, we incur a commitment fee on the unused portion of the credit agreement at a rate of 0.375% to 0.50% per annum, depending on the Consolidated Leverage Ratio. Borrowings on the line of credit are collateralized by all of our unsecured assets.

        Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the year ended December 31, 2011, we are in compliance with respect to all covenants contained in the credit agreement. The credit agreement expires in July 2016.

        At December 31, 2011, we had borrowed $137.0 million at a variable interest rate of LIBOR plus 2.75% (3.03% at December 31, 2011). In addition, we had outstanding letters of credit of approximately $26.3 million at a fixed interest rate of 2.75% at December 31, 2011. We had not used $136.7 million of the borrowing availability at December 31, 2011. During the three month period ending December 31, 2011, we had average borrowings outstanding of approximately $126.9 million in relation to this credit agreement.

Off-Balance Sheet Arrangements

        In the normal course of business, we are a party to off-balance sheet arrangements that include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. No liabilities related to these arrangements are reflected in our consolidated balance sheet, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

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

        As of December 31, 2011, we had $26.3 million in letters of credit outstanding, of which $21.3 million served as collateral for surety bonds.

Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
			(in thousands)
Long-term debt obligations (including interest)(1)	143,098	$1,265	$2,059	$137,503	$2,271
Asset retirement obligations	34,113	3,192	8,168	2,220	20,533
Operating lease obligations(2)	2,196	1,167	984	45	—
Capital expenditure obligations	12,181	12,181	—	—	—
Diesel fuel obligations	13,958	13,958	—	—	—
Ammonia nitrate obligations	4,302	4,302	—	—	—
Advance royalties(3)	4,601	436	917	928	2,320
Retiree medical obligations	5,621	157	537	916	4,011

Total	$220,070	$36,658	$12,665	$141,612	$29,135

(1)
Assumes a current LIBOR of 0.28% plus the applicable margin for all periods.

(2)
Some of our surface mining equipment and a coal handling and loading facility are categorized as operating leases. These leases have maturity dates ranging from one month to five years.

(3)
We have obligations on various coal and land leases to prepay certain amounts which are recoupable in future years when mining occurs

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Nevertheless, actual results may differ from the estimates used and judgments made. Note 2 to the audited consolidated financial statements included elsewhere in this report provides a summary of all significant accounting policies and refer to Note 12 for information on our postretirement plan. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.

Operating Environment and Risk Factors

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

Investment in Joint Venture

        Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, our ability to exercise significant influence over the operating and financial policies of the investee and whether we are determined to be the primary beneficiary of a variable interest in an entity. Equity investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees' net income or losses after the date of investment. Any losses from our equity method investment are absorbed by us based upon our proportionate ownership percentage. If losses are incurred that exceed our investment in the equity method entity, then we must continue to record our proportionate share of losses in excess of our investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

        In May 2008, we entered into a joint venture, Rhino Eastern, with an affiliate of Patriot to acquire the Rhino Eastern mining complex. To initially capitalize the joint venture, we contributed approximately $16.1 million for a 51% ownership interest in the joint venture, and we account for the investment in the joint venture and its results of operations under the equity method. We consider the operations of this entity to comprise a reporting segment ("Eastern Met") and have provided supplemental detail related to this operation in Note 20 to the audited consolidated financial statements that are included elsewhere in this report.

        In determining that we were not the primary beneficiary of the variable interest entity for the years ended December 31, 2011, 2010 and 2009, we performed a qualitative and quantitative based on the controlling economic interests of the joint venture. This included an analysis of the expected economic contributions of the joint venture. We concluded that we are not the primary beneficiary of the joint venture primarily because of certain contractual arrangements by the joint venture with Patriot. Mandatory pro rata additional contributions not to exceed $10 million in the aggregate could be required of the joint venture partners, which we would be obligated to fund based upon our 51% ownership interest.

        As of December 31, 2011 and 2010, we have recorded our equity method investment of $18.7 as a long-term asset. We had not provided any additional contractually required support as of December 31, 2011; however, as disclosed in Note 18 to the audited consolidated financial statements that are included elsewhere in this report, we had provided a loan to the joint venture based upon our ownership share in the amount of $0.4 million as of December 31, 2009 that was fully repaid as of

December 31, 2010. Additionally, we provided loans to the joint venture based upon our ownership share during 2011 that totaled approximately $5.8 million that were fully repaid as of December 31, 2011.

Concentrations of Credit Risk

        We do not require collateral or other security on accounts receivable. Credit risk is controlled through credit approvals and monitoring procedures. Please read Note 16 to the audited consolidated financial statements included elsewhere in this report for a discussion of major customers.

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

Asset Impairments

        We follow the accounting guidance on the impairment or disposal of property, plant and equipment, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, we must determine the fair value for the assets in question in accordance with the applicable fair value accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine's underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. We recorded an impairment loss of $0.7 million in 2010 related to certain assets that are to be disposed of by sale. Please read Note 6 to the audited consolidated financial statements included elsewhere in this report for a discussion of this asset impairment loss recorded in 2010. There were no impairment losses recorded during the years ended December 31, 2011 and 2009.

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

        The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow, and the discount rate used in the present value calculation of the liability. Changes in the asset retirement obligations for the year ended December 31, 2011 were calculated with discount rates that ranged from 4.2% to 7.0% depending upon the timing of the cash flows of the specific obligations. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Changes in the asset retirement obligations for the years ended December 31, 2010 and 2009 were calculated with a discount rate of 7.5% and 10%, respectively. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.5% for 2011 and 3.0% for 2010 and 2009.

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

        Other revenues generally consist of coal royalty revenues, limestone sales, coal handling and processing, rebates and rental income. Coal royalty revenues are recognized on the basis of tons of coal sold by our lessees and the corresponding gross revenues from those sales. The leases are based on (1) minimum monthly or annual payments, (2) a minimum dollar royalty per ton and/or a percentage of the gross sales price, or (3) a combination of both. Coal royalty revenues are recorded from royalty reports submitted by the lessee, which are reconciled and subject to audit by us. Most of our lessees are required to make minimum monthly or annual royalty payments that are recoupable over certain time periods, generally two years. If tonnage royalty revenues do not meet the required minimum amount, the difference is paid as a deficiency. These deficiency payments received are recognized as an unearned revenue liability because they are generally recoupable over certain time periods. When a lessee recoups a deficiency payment through production, the recouped amount is deducted from the unearned revenue liability and added to revenue attributable to the coal royalty revenue in the current period. If a lessee does not recoup a deficiency paid during the allocated time period, the recoupment right lost becomes revenue in the current period and is deducted from the liability.

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

Derivative Financial Instruments

        We use diesel fuel forward contracts to manage the risk of fluctuations in the cost of diesel fuel. Our diesel fuel forward contracts qualify for the normal purchase normal sale, or NPNS, exception prescribed by the accounting guidance on derivatives and hedging, based on the terms of the contracts and management's intent and ability to take physical delivery of the diesel fuel.

Income Taxes

        We are considered a partnership for income tax purposes. Accordingly, the partners report our taxable income or loss on their individual tax returns.

Recent Accounting Pronouncements

        In December 2010, the FASB published ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations". The accounting guidance on business combinations requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU No. 2010-29 also expand the supplemental pro forma disclosures under business combination accounting to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have adopted the provisions of ASU No. 2010-29 effective January 1, 2011.

        In September 2011, the FASB published ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment". Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We are evaluating the provisions of the ASU, but we do not believe this new accounting guidance will have a material effect on our financial results.

        In June 2011, the FASB published ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. For public entities, the amendments of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

        Subsequently, in December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have consistently presented comprehensive income in a single continuous statement with net income, so the provisions of ASU 2011-05 and the related deferral included in ASU 2011-12 are not expected to have a material effect on us.

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

        Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage the exposure related to this volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by $0.7 million for the year ended December 31, 2011. A hypothetical increase of 10% in steel prices would have reduced net income by $1.5 million for the year ended December 31, 2011. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.6 million for the year ended December 31, 2011.

Interest Rate Risk

        We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.9 million for the year ended December 31, 2011.

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-31 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)
  Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2011. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2.

        In June 2011, we completed our acquisition of Elk Horn. While management does not expect significant changes to our financial reporting processes and related internal controls as a result of the Elk Horn acquisition, it will take time for us to fully complete the integration of Elk Horn's information systems and personnel with ours. Integration efforts are continuing as of December 31, 2011. We have excluded Elk Horn's internal controls over financial reporting for fiscal year 2011 from our assessment of and conclusion on the effectiveness of our internal controls over financial reporting. Elk Horn constituted 38% and 23% of net and total assets, respectively, 4% of revenues, and 20% of net income of our consolidated financial statement amounts as of and for the year ended December 31, 2011.

  (c)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Managing General Partner
And the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited the internal control over financial reporting of Rhino Resource Partners LP and subsidiaries (the "Partnership") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Elk Horn Coal Company ("Elk Horn"), which was acquired on June 10, 2011 and whose financial statements constitute 38% and 23% of net and total assets, respectively, 4% of revenues, and 20% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Elk Horn. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Partnership and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 15, 2012

Item 9B.    Other Information.

        None.

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

        When evaluating a candidate's suitability for a position on the board, Wexford assesses whether such candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

Executive Officers and Directors

        The following table shows information for the executive officers and directors of our general partner as of December 31, 2011:

Name	Age (as of 12/31/2011)	Position With Our General Partner
Mark D. Zand*	58	Chairman of the Board of Directors
David G. Zatezalo	56	President, Chief Executive Officer and Director
Richard A. Boone	57	Senior Vice President and Chief Financial Officer
Christopher N. Moravec**	55	Executive Vice President
Andrew W. Cox	55	Vice President of Sales
Reford C. Hunt	38	Vice President of Technical Services
Joseph R. Miller	36	Vice President, Secretary and General Counsel
Jay L. Maymudes*	50	Director
Arthur H. Amron*	55	Director
Kenneth A. Rubin*	57	Director
Joseph M. Jacobs*	58	Director
Mark L. Plaumann***	56	Director
Douglas Lambert***	54	Director
James F. Tompkins***	63	Director

*
Principal of Wexford Capital.

**
Mr. Moravec's last day of employment with the general partner was March 2, 2012 .

***
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

        David G. Zatezalo.    Mr. Zatezalo has served as President and Chief Executive Officer of our general partner since May 2010, as well as a director of our general partner since July 2010. He has served as President and Chief Executive Officer of Rhino Energy LLC since September 2009. From March 2007 to September 2009, Mr. Zatezalo served as Chief Operating Officer of Rhino Energy LLC. Prior to March 2007, Mr. Zatezalo served as President of our subsidiary Hopedale Mining LLC. Prior to joining Rhino Energy LLC, Mr. Zatezalo served as President of AEP's various Appalachian Mining Operations and as General Manager of Windsor Coal Company from 1998 to May 2004. He previously served as General Manager of the Cliff Collieries and Manager of Underground Development in the Bowen Basin of Queensland for BHP Australia Coal. Additionally, Mr. Zatezalo has served as Chairman of the Ohio Coal Association and is currently a member of the executive committee of the Kentucky Coal Association. In total, Mr. Zatezalo has approximately 38 years of experience in the coal industry. Mr. Zatezalo was selected to be a director of our general partner due to his extensive background and familiarity with the coal industry and his leadership position as President and Chief Executive Officer.

        Richard A. Boone.    Mr. Boone has served as Senior Vice President and Chief Financial Officer of our general partner since May 2010, and as Senior Vice President and Chief Financial Officer of Rhino Energy LLC since February 2005. Prior to joining Rhino Energy LLC, he served as Vice President and Corporate Controller of PinnOak Resources, LLC, a coal producer serving the steel making industry, since 2003. Prior to joining PinnOak Resources, LLC, he served as Vice President, Treasurer and Corporate Controller of Horizon Natural Resources Company, a producer of steam and metallurgical coal, since 1998. In total, Mr. Boone has approximately 31 years of experience in the coal industry.

        Christopher N. Moravec.    Mr. Moravec has served as Executive Vice President of our general partner since May 2010 and as Executive Vice President of Rhino Energy LLC since April 2010, prior to which he served as Senior Vice President of Business Development of Rhino Energy LLC beginning in March 2007 and President of Kentucky Operations beginning in September 2009. Mr. Moravec also oversaw our sales efforts and was a board member of our Rhino Eastern joint venture. Prior to joining Rhino Energy LLC, he was employed by PNC Bank for more than 22 years, most recently serving as Senior Vice President and Managing Director, where he was responsible for providing investment and commercial banking services primarily to the domestic coal industry. In total, Mr. Moravec has approximately 36 years of experience in the coal industry. Mr. Moravec tendered his resignation of employment with the general partner on February 15, 2012. Mr. Moravec tendered his resignation to pursue other opportunities and this decision was not the result of any disagreement with us. Mr. Moravec entered into a consulting arrangement with the general partner that commenced immediately upon his final day of employment, which was March 2, 2012.

        Andrew W. Cox.    Mr. Cox has served as our general partner's and Rhino Energy LLC's Vice President of Sales since May 2010 and January 2007, respectively. Prior to joining Rhino Energy LLC, he was Sales Director for Coal Marketing Company (USA) Inc., a wholly owned subsidiary of CMC Ltd., a Dublin, Ireland based coal sales company which sells and markets coal from Colombia, South America. Prior to joining CMC Ltd. in September 2004, he was a Vice President with AMVEST Coal Sales Company and also held various sales and marketing positions with Cumberland River Energies Inc., Mingo Logan Coal Company, Old Ben Coal Company and NERCO Coal Sales LLC. In total, Mr. Cox has approximately 30 years of experience in the coal industry.

        Reford C. Hunt.    Mr. Hunt has served as our general partner's Vice President of Technical Services since May 2010. Since April 2005 Mr. Hunt has served in various capacities with Rhino Energy LLC and its subsidiaries, including as Chief Engineer and Director of Operations. Mr. Hunt currently serves as Vice President of Technical Services of Rhino Energy LLC, a position he has held since August 2008, as President of Rhino Energy WV LLC and McClane Canyon Mining LLC since September 2009 and as President of Castle Valley Mining LLC since August 2010. Prior to joining Rhino Energy LLC, Mr. Hunt was employed by Sidney Coal Company, a subsidiary of Massey Energy Company, from 1997 to 2005. During his time at Sidney Coal Company as a Mining Engineer, he oversaw planning, engineering, and construction for various mining and preparation operations. In total, Mr. Hunt has approximately 15 years of experience in the coal industry.

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

        Arthur H. Amron.    Mr. Amron has served as a director of our general partner since January 2010. He joined Wexford Capital as General Counsel in 1994 and became a partner in 1999. Mr. Amron is responsible for legal and securities compliance and actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas. Mr. Amron was selected to serve as a director due to his experience with us, his background as a corporate and transactional lawyer and his familiarity with mergers and acquisitions transactions, public offerings, financings, and other capital markets and financial transactions, which we believe provides valuable expertise and insight to the board of directors of our general partner. In his capacity as Wexford Capital's General Counsel, Mr. Amron has been involved with us since our formation and is familiar with many of the transactions we have undertaken. In addition, Mr. Amron has served on the boards of other public and private companies in which Wexford Capital has invested.

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

Director Independence

        The board of directors of our general partners has determined that each of Messrs. Plaumann, Lambert and Tompkins are independent as defined under the independence standards established by the NYSE and the Exchange Act. In evaluating director independence with respect to Mr. Plaumann and Mr. Lambert, the board of directors of our general partner considered the various relationships each of them has with Wexford Capital and its affiliates. Certain affiliated investment funds of Wexford Capital were the majority owners of ICx Technologies, Inc. until October 2010. As described above, Mr. Plaumann served as an independent director and audit committee chairman of ICx Technologies, Inc. until October 2010. In addition, as described below, both Mr. Plaumann and Mr. Lambert were former employees of Wexford Capital and continue to hold small interests in Wexford Capital private equity funds in connection with investments that were made at the time each of them was employed by Wexford Capital. Certain of these funds hold an interest in Rhino Energy Holdings LLC, which as of March 9, 2012, beneficially owns an aggregate 67% of our outstanding units. Mr. Plaumann's and Mr. Lambert's indirect beneficial interest in Rhino Energy Holdings LLC through these funds is immaterial. The board of directors of our general partner considered these relationships in light of the attributes it believes need to be possessed by independent-minded directors, including personal financial substance and a lack of economic dependence on us. The board of directors of our general partner concluded that each of Mr. Plaumann's and Mr. Lambert's relationships, rather than interfering with their ability to be independent from management, are consistent with the business and financial substance that make them qualified, independent directors.

Meetings; Committees of the Board of Directors

        The board of directors of our general partner held quarterly meetings during the year ended December 31, 2011. All of the directors attended each meeting. The board of directors of our general partner has an audit committee, a conflicts committee and, although not required by the NYSE, a compensation committee.

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

Executive Sessions of Non-Management Directors; Procedure for Contacting the Board of Directors

        The board of directors of our general partner has held regular executive sessions in which the three independent directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. The rules of the NYSE require that one of the independent directors must preside over each executive session, and the role of presiding director is rotated among each of the independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2011, except as described in the following, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows. The reports filed for the 2011 annual grant of restricted units to each of the non-employee directors of our general partner were filed after the due date. The units were awarded to Douglas Lambert, Mark L. Plaumann, James F. Tompkins and Wexford Capital (on behalf of the services of Joseph M. Jacobs, Mark D. Zand, Jay L. Maymudes, Arthur H. Amron and Kenneth A. Rubin, as directors). Mr. Tompkins also filed a report for open market purchases of common units made on a single trading day after the due date.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Introduction

        Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. The compensation committee of the board of directors of our general partner determines the compensation of the directors and officers of our general partner, including its named executive officers. The compensation payable to the officers of our general partner is paid by our general partner and reimbursed by us on a dollar-for-dollar basis.

        In 2011, the named executive officers of our general partner were:

  •
  David G. Zatezalo—President and Chief Executive Officer;

  •
  Richard A. Boone—Senior Vice President and Chief Financial Officer;

  •
  Christopher N. Moravec—Executive Vice President;

  •
  Andrew W. Cox—Vice President of Sales; and

  •
  Reford C. Hunt—Vice President of Technical Services and President of a number of our operating subsidiaries.

        With respect to the compensation disclosures in this Compensation Discussion and Analysis and the tables that follow, these individuals are referred to as the "named executive officers." Mr. Moravec tendered his resignation of employment with the general partner on February 15, 2012 and his last day of employment with the general partner was March 2, 2012.

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

Compensation Setting Process

        Our compensation committee seeks to provide a total compensation package designed to drive performance and reward contributions in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies that we require. In the future, the compensation committee may examine the compensation practices of our peer companies and may also review compensation data from the coal industry generally to the extent the competition for executive talent is broader than a group of selected peer companies. To date, the compensation committee has not made any decisions regarding possible benchmarking. In addition, the compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the named executive officers. For instance, we participated in a compensation survey prepared by Lockton Companies, LLC covering 26 public and private companies in the coal industry, effective as of August 1, 2010 and published January 1, 2011. We anticipate that our compensation committee may consider this or other relevant surveys in determining appropriate pay levels in the future. We expect that our general partner's President and Chief Executive Officer, Mr. Zatezalo, will provide periodic recommendations to the compensation committee regarding the compensation of the other named executive officers. The compensation committee reviews the compensation structure for the named executive officers of our general partner on an annual basis. During 2011, the compensation committee modified the compensation for certain of our named executive officers, as described under "—Elements of Compensation—Employment Agreements" below.

Elements of Compensation

        The principal elements of compensation for our named executive officers are:

  •
  base salary;

  •
  bonus awards;

  •
  long-term equity based incentive awards; and

  •
  nondiscriminatory welfare and retirement benefits.

        We believe that a material amount of executive compensation should be tied to our performance, and that a significant portion of the total prospective compensation of each named executive officer should be tied to measurable financial and operational objectives. These objectives may include absolute performance or performance relative to a peer group. During periods when performance meets or exceeds established objectives, the named executive officers should be paid at or above targeted levels, respectively. When our performance does not meet key objectives, incentive award payments, if any, should be less than such targeted levels.

        The compensation committee seeks to balance awards based on short-term annual results with awards intended to compensate our executives based on our long-term viability and success. Consequently, we made long-term equity-based awards to each of our named executive officers in connection with the completion of the IPO and intend to grant additional awards of phantom units from time to time, as determined in the discretion of the compensation committee. In the first quarter of 2012, we granted additional phantom unit awards to Messrs. Boone, Cox and Hunt to provide long-term incentives to further align the interests of these named executive officers with those of our unitholders. Our general partner believes that awards under its long-term incentive plan (the "LTIP") further incentivize the named executive officers to perform their duties in a way that will enhance our long-term success. The compensation committee elected not grant any phantom unit awards to Messrs. Zatezalo or Moravec during the first quarter of 2012.

        Our compensation committee determines the mix of compensation, comprised of both among short-term and long-term compensation and cash and non-cash compensation, included in the compensation packages for each of the named executive officers. We believe that the mix of base salary, bonus awards, awards under the LTIP and the other benefits that are available to our named executive officers effectively accomplish our overall compensation objectives. We believe the elements of compensation provided create competitive compensation opportunities to align and drive employee performance in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.

Employment Agreements

        We have entered into employment agreements with each of the named executive officers. Our employment agreements typically provide for a three year term, which may be terminated earlier in accordance with the terms of the applicable agreement or extended by mutual agreement of the parties. The terms of these employment agreements are described in greater detail below in the section entitled "—Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements."

        We entered into amended and restated employment agreements with Messrs. Zatezalo and Moravec effective January 1, 2010 and March 31, 2010, respectively. The amended and restated employment agreements are substantially similar to their prior agreements. Mr. Zatezalo's agreement will expire on December 31, 2012, and Mr. Moravec's agreement will expire on March 31, 2013. The agreements specify the annual base salaries and annual bonus opportunities for Messrs. Zatezalo and Moravec. Mr. Zatezalo's agreement also provides for automatic salary increases in calendar years 2011 and 2012. Messrs. Zatezalo and Moravec are entitled to participate in the employee benefit arrangements offered to similarly situated employees and are eligible to receive grants pursuant to the LTIP as determined in our general partner's discretion.

        Effective January 14, 2011, we entered into an amended and restated employment agreement with Mr. Cox which is substantially similar to his prior agreement. The new agreement with Mr. Cox extends his employment term to December 31, 2013 and increases his annual base salary rate to $220,000 per year, but otherwise does not alter the material terms of his agreement. Effective May 31, 2011, we entered into an amended and restated employment agreement with Mr. Boone which is substantially similar to his prior agreement. The new agreement with Mr. Boone extends his employment term to May 31, 2014, increases his annual base salary rate to $275,000 per year and increases his annual performance-based discretionary bonus up to 75% of his base salary, but otherwise does not materially alter the terms of his agreement. Effective September 8, 2011, we entered into an amended and restated employment agreement with Mr. Hunt which is substantially similar to his prior agreement. The new agreement with Mr. Hunt extends his employment term to August 31, 2014, increases his annual base salary rate to $225,000 per year and entitles him to receive certain severance benefits upon an involuntary termination without cause or a voluntary termination for "good reason", but otherwise does not alter the material terms of his agreement.

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

        Base Salary.    The base salaries set forth in the employment agreements were established based on various factors, including the amounts we considered necessary to attract and retain the highest quality executives, the responsibilities of the named executive officers and the historic compensation of our executives. Our compensation committee reviews the base salaries of our named executive officers on an annual basis and may adjust base salaries consistent with the employment agreements. As part of its review, the compensation committee may review the compensation of executives in similar positions with similar responsibility in any peer companies identified by the compensation committee or in companies in the coal industry with which we generally compete for executives. While our compensation committee will consider all of the foregoing factors in determining the appropriate amount of base salary for each named executive officer, ultimately the minimum base salary for each individual officer was established through negotiations with the individual. In accordance with his employment agreement, Mr. Zatezalo's base salary increased to $500,000 effective for fiscal year 2011. In addition, the compensation committee increased the base salaries of Mr. Cox, Mr. Boone and Mr. Hunt for fiscal year 2011 as described above.

        Bonus Awards.    We generally provide discretionary annual bonuses to each of our named executive officers. We review annual cash bonus awards for the named executive officers and other executives annually to determine award payments for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year. At the beginning of each year, we meet with our executives to discuss company goals for the year and what each executive is expected to contribute in order to help us achieve those goals. Our bonuses for 2011 were determined by the compensation committee at year-end following a review of the individual performance of the executive officer in question, the past compensation paid to the executive officer, and our overall performance, including our performance with respect to various safety measures and our profitability for the year. However, no specific pre-established performance objectives are set and, ultimately, the amount of the annual bonuses is determined in the discretion of the compensation committee. Although there were no specified financial, operational or individual performance objectives for the 2011 annual bonuses, approximately one-half of the annual discretionary bonus amount payable to each named executive officer was determined based on the bonus amounts actually received by the employees supervised by the named executive officer and the other one-half of the annual bonus amount was purely discretionary.

        Consistent with our historical practice, we have retained a maximum bonus threshold of 40% for most of our named executive officers. Our employment agreements with each of the named executive officers provide that the annual bonus actually awarded to a named executive officer for a given fiscal year may be up to 40% of his annual salary (up to 150% of annual base salary in the case of Mr. Zatezalo and up to 75% of annual base salary in the case of Mr. Boone). In order to incentivize Mr. Zatezalo to improve our performance, we have structured a large portion of his cash compensation to be a discretionary, performance-based bonus of up to 150% of his annual base salary.

        In addition, Mr. Moravec's employment agreement also provides that he is entitled to a guaranteed annual bonus of $200,000 for each year of the three year term of his agreement, payable in bi-weekly installments in accordance with our general payroll practices.

        The following table sets forth the annual rate of base salary payable for fiscal 2011 and potential bonus amounts for the named executive officers pursuant to their employment agreements:

Name and Principal Position	Base Salary	Bonus
David G. Zatezalo	$500,000	0% to 150% of base salary
President and Chief Executive Officer
Richard A. Boone	$275,000	0% to 75% of base salary
Senior Vice President and Chief Financial Officer
Christopher N. Moravec	$400,000	0% to 40% of base salary
Executive Vice President
Andrew W. Cox	$220,000	0% to 40% of base salary
Vice President of Sales
Reford C. Hunt	$225,000	0% to 40% of base salary
Vice President of Technical Services

        Severance and Change in Control Benefits.    The employment agreements with the named executive officers provide such individuals with certain severance benefits upon an involuntary termination, including, in some cases, upon a termination due to death. We believe it is appropriate to provide these severance benefits in recognition of the fact that it may be difficult for the named executive officers to find comparable employment within a short period of time if they are involuntarily terminated. The severance and benefits provided under the employment agreements are described in greater detail below. Please read "—Potential Payments Upon Termination or Change in Control—Employment Agreements."

  Long-Term Incentive Compensation

        The board of directors of our general partner has adopted the LTIP for our employees, consultants and directors and those of our affiliates who perform services for us. Each of the named executive officers is eligible to participate in the LTIP. The LTIP provides for the grant of restricted units, unit options, unit appreciation rights, phantom units, unit payments, other equity-based awards and performance awards.

        In connection with our IPO, the named executive officers each received a grant of phantom units under the LTIP in the following amounts: Mr. Zatezalo (73,171 phantom units), Mr. Boone (24,390 phantom units), Mr. Moravec (7,317 phantom units), Mr. Cox (1,220 phantom units) and Mr. Hunt (1,220 phantom units). The approximate dollar values of these phantom unit awards were determined as follows: (1) Mr. Zatezalo's award is equal to approximately three times his base salary at the time of the award; (ii) awards to Messrs. Boone and Moravec were targeted at approximately two times their respective base salaries at the time of the awards (except the value of Mr. Moravec's award was reduced by the $600,000 of guaranteed bonuses provided under his amended and restated employment agreement); and (iii) awards to Messrs. Cox and Hunt were not tied to their salary levels, but were consistent with the awards granted to other officers in connection with the offering. These multiples of base salary were established at the discretion of our President and Chief Executive Officer and Wexford Capital and through negotiations with our executive officers.

        The phantom units vest in equal one-sixth increments over a 36-month period, subject to earlier vesting upon a change of control or the executive's termination due to death or disability. Please read "—Potential Payments Upon Termination or Change in Control—LTIP Phantom Unit Awards." In addition, upon a termination of the executive by us without cause or by the executive for good reason, the vesting of any phantom units scheduled to vest within the 12-month period following termination will be accelerated to the termination date. Distributions of dividend equivalent rights, or DERs, credited with respect to unvested phantom units are paid upon vesting of the associated phantom units (and are forfeited at the same time the associated phantom units are forfeited).

        In the first quarter of 2012, the compensation committee approved a discretionary grant of phantom unit awards under the LTIP to certain named executive officers. The discretionary award of phantom units were based upon a maximum value of one-half of the executive's annual pre-tax cash bonus award and the phantom units vest in equal one-third installments over a 36-month period. These discretionary annual awards provide a long-term incentive to our executives to further align the interests of the named executive officers with those of our unitholders.

        With respect to future equity compensation awards, we intend to continue to primarily utilize phantom units with associated DERs to provide long-term incentives to our named executive officers. DERs enable the recipients of phantom unit awards to receive cash distributions on our phantom units to the same extent generally as unitholders receive cash distributions on our common units. These awards are intended to align the interests of key employees (including the named executive officers) with those of our unitholders.

401(k) Plan

        Rhino Energy LLC and a majority of its subsidiaries are participating employers in the Rhino Energy LLC 401(k) Plan, except that Rhino Energy LLC's subsidiary Hopedale Mining LLC sponsors its own plan (collectively, the "401(k) Plans"). The companies use the 401(k) Plans to assist their eligible employees in saving for retirement on a tax-deferred basis. The 401(k) Plans permit all eligible employees, including the named executive officers, to make voluntary pre-tax contributions to the applicable plan, subject to applicable tax limitations. A discretionary employer matching contribution may also be made to the 401(k) Plans for those eligible employees who meet certain conditions and subject to certain limitations under federal law. The employer matching contribution percentage, if any, is determined each year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. Each 401(k) Plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Other Benefits

        The employment agreements for each of the named executive officers provide, in general, that the named executive officer is eligible to participate in our employee benefit plans provided to salaried employees generally. Additional benefits and perquisites for the named executive officers may include payment of premiums for supplemental life insurance, long-term disability insurance and automobile fringe benefits. In 2011, the only perquisite provided to the named executive officers was the use of a company owned automobile.

Tax Deductibility of Compensation

        With respect to the deduction limitations under Section 162(m) of the Internal Revenue Code, we are a limited partnership and do not meet the definition of a "corporation" under Section 162(m). Hence, we are not subject to the deduction limitations imposed by Section 162(m).

Compensation Committee Report

        The compensation committee of our general partner has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the board of directors of our general partner that this Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended December 31, 2011.

        Members of the compensation committee:

    Jay Maymudes
    Mark Zand

Summary Compensation Table

        The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
David G. Zatezalo	2011	$499,616	$357,200	$—	$21,264	$878,080
President and Chief	2010	480,000	602,100	1,500,006	22,364	2,604,470
Executive Officer	2009	325,000	195,000	—	22,280	542,280
Richard A. Boone	2011	264,231	116,300	—	12,639	393,170
Senior Vice President and	2010	242,495	215,600	499,995	10,919	969,009
Chief Financial Officer	2009	228,318	66,000	—	11,944	306,262
Christopher N. Moravec	2011	400,000	200,000	—	13,218	613,218
Executive Vice President	2010	365,846	469,508	149,999	10,107	995,460
	2009	240,000	407,000	—	16,035	663,035
Andrew W. Cox	2011	219,614	53,100	—	9,172	281,886
Vice President of Sales	2010	209,999	55,100	25,010	11,048	301,157
	2009	210,000	65,000	—	11,169	286,169
Reford C. Hunt	2011	190,769	55,800	—	12,147	258,716
Vice President of Technical	2010	175,001	160,900	25,010	12,895	373,806
Services	2009	181,732	57,000	—	10,054	248,786

(1)
For 2011, the bonus amount reflects the annual cash bonus awarded to each named executive per the terms or their employment agreement.

  For 2010, bonus amounts include the one-time cash bonuses received by certain of our named executive officers in connection with the consummation of our IPO in the following amounts: (a) Mr. Zatezalo—$250,000; (b) Mr. Boone—$150,000; (c) Mr. Moravec—$150,000; and (d) Mr. Hunt—$100,000. Also includes the annual discretionary bonuses earned by the named executive officers for fiscal 2010. Further, a portion of the bonus amount reported for

  Mr. Moravec for fiscal 2010 represents (i) the guaranteed annual bonus of $200,000 provided pursuant to his amended and restated employment agreement effective March 31, 2010, and (ii) the guaranteed annual term bonus that was paid in monthly installments during 2010 pursuant to Mr. Moravec's prior employment agreement at a rate of $29,166.67 through March 2010 (at an annual rate of $350,000 in effect during 2010).

(2)
The amounts reported in the "Stock Awards" column reflect the aggregate grant date fair value of phantom unit awards granted under the LTIP, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

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

Name	Automobile Use	Employer Contribution to Our 401(k) Plan	Employer Contribution to the Hopedale 401(k) Plan
David G. Zatezalo	$533	$—	$20,731
Richard A. Boone	1,350	11,289	—
Christopher N. Moravec	442	12,776	—
Andrew W. Cox	874	8,298	—
Reford C. Hunt	2,080	10,067	—

Grants of Plan-Based Awards

        Although there were no grants of plan-based awards during fiscal year 2011, certain named executive officers received discretionary annual awards of phantom units that were granted in early 2012. The dollar amount of the awards granted were calculated based upon a percentage of the annual pre-tax cash bonus award the employees received in connection with their fiscal year 2011 performance.

Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

        During 2011, we had employment agreements in effect with each of the named executive officers included in our Summary Compensation Table. The employment agreements with Messrs. Zatezalo, Boone, Moravec, Cox and Hunt set forth the annual base salary payable to each named executive officer, which may be reviewed each year for possible increases for Mr. Moravec and Mr. Cox. Mr. Zatezalo's employment agreement provides for an automatic base salary increase for 2012 and the agreements for Mr. Boone and Mr. Hunt provide for automatic annual salary increases during the terms of their agreements. The foregoing named executive officers were each entitled in 2011 under their respective employment agreements to receive an annual discretionary bonus of up to 40% of annual base salary (150% of base salary in the case of Mr. Zatezalo and 75% of base salary in the case of Mr. Boone). In addition to a discretionary annual bonus, Mr. Moravec has received additional annual term bonuses, paid in monthly installments for having remained employed by us through March 31, 2010 (at an annual rate of $350,000). The named executive officers are also entitled to participate in our employee benefit programs, to the extent eligible. Pursuant to their respective employment agreements, we provide Messrs. Zatezalo, Moravec, Boone, Cox and Hunt with automobiles suitable for their duties and responsibilities to us.

        We entered into amended and restated employment agreements with Messrs. Zatezalo and Moravec, effective January 1, 2010 and March 31, 2010, respectively. We have also entered into amended and restated employment agreements with Mr. Cox, effective January 14, 2011, Mr. Boone, effective May 31, 2011, and Mr. Hunt, effective September 13, 2011. The amended and restated employment agreements are substantially similar to the agreements previously in effect, except as previously described in the section of our Compensation Discussion and Analysis titled "—Elements of Compensation—Employment Agreements." The severance and change in control benefits provided by the employment agreements with the named executive officers are described below in the section titled "—Potential Payments Upon Termination or Change in Control—Employment Agreements."

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

        The named executive officers did not receive any grants of phantom units during 2011. However, certain named executives received discretionary awards of phantom units in early 2012 in respect of fiscal 2011 performance. These phantom unit awards vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant, so that the phantom units are 100% vested in early 2015), provided the named executive officer remains an employee continuously from the date of grant through the applicable vesting date. The remaining characteristics of these phantom awards are similar to the phantom units awarded in connection with our IPO.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2011.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
David G. Zatezalo	48,781	$941,473
Richard A. Boone	16,260	$313,818
Christopher N. Moravec	4,877	$94,126
Andrew W. Cox	814	$15,710
Reford C. Hunt	814	$15,710

(1)
The vesting schedule applicable to these outstanding phantom units is described above under "Narrative Discussion of Summary Compensation Table and Grants of Plan-Based

  Awards Table." Approximately one-quarter of the phantom units will vest on each of April 5, 2012, October 5, 2012, April 5, 2013 and October 5, 2013, provided that the named executive officer remains continuously employed through each such date.

(2)
This column represents the closing price of our common units on December 30, 2011 (the last trading day in 2011), which is $19.30, multiplied by the number of phantom units outstanding.

Option Exercises and Units Vested

        The following table sets forth information concerning equity awards for the named executive officers that vested during the year ended December 31, 2011.

	Stock Awards
Name	Number of Shares or Units of Stock Acquired Upon Vesting (#)	Value of Shares or Units of Stock Realized Upon Vesting ($)(1)
David G. Zatezalo	24,390	$505,727
Richard A. Boone	8,130	$168,576
Christopher N. Moravec	2,440	$50,593
Andrew W. Cox	406	$8,418
Reford C. Hunt	406	$8,418

(1)
This column represents the closing price of our common units on the last trading day preceding the applicable vesting date, multiplied by the number of phantom units vesting (calculated before withholding for any applicable taxes).

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

        Under the employment agreements with Mr. Cox and Mr. Hunt, if their employment is terminated by us without "cause," Mr. Cox is entitled to receive a lump sum payment equal to six months' worth of his base salary and continued family health insurance, at no premium cost, until the earlier of six months or the date he becomes covered under a new employer's plan while Mr. Hunt is entitled to receive a lump sum payment equal to twelve months' worth of his base salary and continued family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of twelve months or the date he becomes covered under a new employer's plan. Mr. Cox and Mr. Hunt are subject to certain confidentiality, noncompete and nonsolicitation provisions contained in their employment agreements. The confidentiality covenants are perpetual, while the noncompete covenants apply during the terms of the employment agreements and for one year following termination of employment (except that the noncompete covenant applies for only 90 days following Mr. Cox's termination by us without "cause"). The nonsolicitation period runs until the end of the six month period following the end of the applicable noncompete period.

        For purposes of the agreements with Mr. Cox and Mr. Hunt, "cause" means (1) the commission by executive of an act of dishonesty or fraud against us, (2) a breach of the executive's obligations under the employment agreement and failure to cure such breach within five days after written notice from us, (3) executive is indicted for or convicted of a crime involving moral turpitude or (4) executive materially fails or neglects to diligently perform his duties.

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

Quantification of Payments

        The table below discloses the amount of compensation and/or benefits due to Messrs. Zatezalo, Boone, Moravec, Cox and Hunt in the event of their termination of employment under certain specified circumstances and/or upon the occurrence of a change in control. The amounts disclosed assume (i) such termination or change in control was effective on December 31, 2011, taking into account the arrangements described above and the salary and bonus rates in effect for the named executive officers for fiscal 2011, and (ii) that the price per common unit was $19.30, which was the closing price of our common units on December 30, 2011 (the last trading day in 2011). The table excludes amounts accrued through fiscal 2011 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and benefits generally available to all our salaried employees. The amounts below constitute estimates of the amounts that would be paid to the named executive officers upon their respective terminations and/or upon a change in control under such arrangements. The actual amounts to be paid out are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated or a change in control actually occurs. Therefore, such amounts should be considered "forward-looking statements".

Name	Change in Control	Termination without Cause		Death	Resignation with Good Reason
David Zatezalo
Cash Payment	$—	$500,000		$750,000	$500,000
Accelerated Equity Vesting	$941,473	$470,737		$941,473	$313,824

Total	$941,473	$970,737		$1,691,473	$813,824
Richard Boone
Cash Payment	$—	$275,000		$206,250	$275,000
Accelerated Equity Vesting	$313,818	$156,909		$313,818	$104,606

Total	$313,818	$431,909		$520,068	$379,606
Christopher Moravec
Cash Payment	$—	$200,000		$160,000	$200,000
Accelerated Equity Vesting	$94,126	$47,063		$94,126	$31,375

Total	$94,126	$247,063		$254,126	$231,375
Andrew Cox
Cash Payment	$—	$110,416	(2)	$—	$—
Accelerated Equity Vesting	$15,710	$7,855		$15,710	$5,237

Total	$15,710	$118,271		$15,710	$5,237
Reford Hunt
Cash Payment	$—	$225,000		$—	$225,000
Accelerated Equity Vesting	$15,710	$7,855		$15,710	$5,237

Total	$15,710	$232,855		$15,710	$230,237

(1)
The accelerated vesting of phantom units is based upon the closing price of our common units on December 30, 2011 (the last trading day in 2011), which is $19.30, multiplied by the number of phantom units that would vest upon the occurrence of the event indicated.

(2)
Includes six months' worth of family medical premiums equal to $416 for Mr. Cox.

Director Compensation

        We provide compensation to the non-employee directors (including the directors who are principals of Wexford Capital) of the board of directors of our general partner, including a $20,000 annual base director fee and a grant of that number of common units having a grant date value of $25,000 (based on the preceding 10-day average price per unit), 25% of which vest on the grant date and 75% of which are restricted units that vest one-third on the first day of each of the first three calendar quarters that begin following the grant date (with vesting to be accelerated upon the director's death or disability, if a non-Wexford director, and for all of the directors, on a change of control (as defined in the LTIP)). Distributions made on a restricted unit are held by our general partner (without interest) and vest or are forfeited when the restricted unit vests or is forfeited, as applicable. In addition, the chairs of the audit committee and conflicts committee receive a $15,000 fee, the chair of any other committee (including the compensation committee) receives a $10,000 fee, audit committee and conflicts committee members receive a $10,000 fee and the other committee members receive a $5,000 fee, for their service in such roles each year. Our employees who also serve as directors do not receive additional compensation. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees, and each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. Wexford Capital does not receive compensation from us for conducting our business or managing our operations.

        The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Mark D. Zand(3)	$30,000	$25,010	$—	$55,010
Arthur H. Amron(3)	$20,000	$25,010	$—	$45,010
Joseph M. Jacobs(3)	$20,000	$25,010	$—	$45,010
Douglas Lambert	$40,000	$25,010	$—	$65,010
Jay L. Maymudes(3)	$25,000	$25,010	$—	$50,010
Mark L. Plaumann	$50,000	$25,010	$—	$75,010
Kenneth A. Rubin(3)	$20,000	$25,010	$—	$45,010
James F. Tompkins	$40,000	$25,010	$—	$65,010

(1)
Includes annual base director fee, committee membership fees, and committee chair fees for each non-employee director as more fully explained in the preceding paragraphs.

(2)
The amounts reported in the "Stock Awards" column reflect the aggregate grant date fair value of the awards granted under the LTIP in fiscal 2011, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for fiscal 2011 for additional detail regarding assumptions underlying the value of these equity awards. As of December 31, 2011, each non-employee director held 919 outstanding restricted units.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

        The following table sets forth the beneficial ownership of common units and subordinated units as of March 9, 2012 of Rhino Resource Partners LP for:

  •
  beneficial owners of more than 5% of our common units;

  •
  each director, director nominee and named executive officer; and

  •
  all of our directors and executive officers as a group.

        The following table does not include any phantom unit awards granted under the long-term incentive plan. Please see "Part III, Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation."

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Rhino Energy Holdings LLC(1)(3)(4)	7,620,882	49.8%	10,901,421	87.9%	66.8%
Charles E. Davidson(1)(2)(3)(4)(5)	8,205,343	53.6%	11,719,975	94.5%	71.9%
Joseph M. Jacobs(1)(2)(3)(4)	8,049,181	52.5%	11,496,599	92.7%	70.5%
Wexford Capital LP(1)(2)(3)(4)	7,999,627	52.2%	11,425,714	92.2%	70.1%
Wexford GP LLC(1)(2)(3)(4)	7,999,627	52.2%	11,425,714	92.2%	70.1%
Mark D. Zand	5,460	*	7,809	*	*
David G. Zatezalo	17,006	*	—	—	*
Richard A. Boone	8,002	*	—	—	*
Christopher N. Moravec	856	*	—	—	*
Andrew W. Cox	279	*	—	—	*
Reford C. Hunt	284	*	—	—	*
Jay L. Maymudes	4,126	*	5,904	*	*
Arthur H. Amron	2,721	*	3,892	*	*
Kenneth A. Rubin	2,401	*	3,436	*	*
Mark L. Plaumann(6)	2,446	*	—	—	*
Douglas Lambert(6)	2,446	*	—	—	*
James F. Tompkins(6)	3,446	*	—	—	*
All executive officers and directors as a group (14 persons)	8,098,654	52.9%	11,517,640	92.9%	70.8%

*
represents less than 1% of the total.

(1)
7,620,882 common units and 10,901,421 of the subordinated units shown as beneficially owned by each of Charles E. Davidson, Joseph M. Jacobs, Wexford GP LLC and Wexford Capital, reflect common units and subordinated units owned of record by Rhino Energy Holdings LLC ("REH"). Wexford Capital serves as manager for REH and as such may be deemed to share beneficial ownership of the units beneficially owned by REH, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interests. Wexford GP LLC ("Wexford GP"), as the general partner of Wexford Capital, may be deemed to share beneficial ownership of the units beneficially owned by REH, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interests. Messrs. Davidson and Jacobs, as the controlling persons of Wexford GP, may be deemed to share beneficial ownership of any units beneficially owned by REH for which Wexford Capital serves as manager, but disclaim such beneficial ownership to the extent such beneficial ownership exceeds their respective pecuniary interests.

(2)
366,515 common units and 524,293 of the subordinated units shown as beneficially owned by each of Charles E. Davidson, Joseph M. Jacobs, Wexford GP LLC and Wexford Capital, reflect common units and subordinated units owned of record by Rhino Resource Holdings LLC ("RRH"). Wexford Capital serves as manager for RRH and as such may be deemed to share beneficial ownership of the units beneficially owned by RRH, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interest. Wexford GP, as the general partner of Wexford, may be deemed to share beneficial ownership of the units beneficially owned by RRH, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interest. Messrs. Davidson and Jacobs, as the controlling persons of Wexford GP, may be deemed to share beneficial ownership of any units beneficially owned by RRH for which Wexford serves as manager, but disclaim such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interest.

(3)
The compensation we pay our non-executive directors includes an annual grant of common units having a grant date value of $25,000, which are subject to the terms and conditions set forth in our LTIP. See "Item 11. Executive Compensation—Director Compensation." The annual grant on November 3, 2011 included a total of 6,130 common units granted to five Wexford Capital affiliated directors of our general partner on behalf of Wexford Capital. These units vest as follows: 1,535 units vested on the grant date, 1,535 units vested on January 1, 2012, 1,530 units will vest on April 1, 2012 and 1,530 units will vest on July 1, 2012. The units are reflected in the table above as beneficially owned by Wexford Capital, Wexford GP, as general partner of Wexford Capital, and Messrs. Davidson and Jacobs, as the controlling persons of Wexford GP. Wexford Capital, Wexford GP and Messrs. Davidson and Jacobs each disclaim beneficial ownership of these units to the extent such beneficial ownership exceeds their respective pecuniary interests.

(4)
The address for this person or entity is 411 West Putnam Avenue, Greenwich, Connecticut 06830.

(5)
Includes 188,554 common and 269,714 subordinated units held by CD Holding Company, LLC, for which Mr. Davidson is the sole managing member, and the common and subordinated units owned of record by Mr. Davidson's Roth IRA.

(6)
Each of these three non-executive directors received an annual grant of 1,226 units on November 3, 2011 pursuant to the LTIP. These units vest as follows: 25% of the units vested upon the grant, 25% vested on January 1, 2012, and the remaining 50% vest ratably on April 1, 2012 and July 1, 2012.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2011	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2011
Equity compensation plans not approved by unitholders(1):
Long-Term Incentive Plan	84,233	n/a	2,340,586

(1)
Adopted by the board of directors of our general partner in connection with our IPO.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        As of March 9, 2012, Wexford owned 8,263,475 common units and 11,811,901 subordinated units representing approximately 72.4% of our units, owns and controls our general partner, and has appointed all of the directors of our general partner, which maintains its 2.0% general partner interest as well as the incentive distribution rights representing a limited partner interest in us.

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

        During 2011, Wexford received distributions of approximately $1.0 million on the 2.0% general partner interest and approximately $37.6 million on its common units and subordinated units.

        On February 14, 2012, Wexford received a distribution for the fourth quarter of 2011 of approximately $0.3 million on the 2.0% general partner interest and approximately $9.7 million on its common units and subordinate units.

        From time to time, employees from Wexford perform legal, consulting, and advisory services for us and we incur expenses related to these services. In addition, Wexford fully and unconditionally guarantees certain of our obligations under our surety bonds with third parties to secure reclamation and other performance commitments. As of December 31, 2011, Wexford guaranteed less than 1% of our total obligations under our outstanding surety bonds.

Agreements with Affiliates

        In connection with our IPO, we entered into certain agreements with Wexford, as described in more detail below.

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

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by Deloitte & Touche LLP for 2011 and 2010:

	2011	2010
	(in thousands)
Audit Fees(1)	$960	$1,080
Tax Fees(2)	10	107

Total	$970	$1,187

(1)
Expenditures classified as "Audit fees" above include those related to Deloitte and Touche LLP's audit of our consolidated financial statements and work performed in connection with our follow-on offering in 2011 and our IPO in 2010.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

(2)         Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)         Exhibits

EXHIBIT LIST

Exhibit Number		Description
2.1		Agreement of Merger among Rhino Resource Partners LP, Rhino Energy LLC, The Elk Horn Acquisition Co. LLC, and The Elk Horn Coal Company, LLC, and Peter Sisitsky, dated as of June 10, 2011, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on June 16, 2011

2.2		Asset Purchase Agreement, dated August 15, 2011, by and among CAM Mining LLC, CAM-Kentucky Real Estate LLC, and Revelation Energy, LLC, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 001-034892) filed on August 19, 2011

2.3		Assignment and Assumption Agreement dated May 6, 2011, by and between Rhino Exploration LLC, Gulfport Energy Corporation and Windsor Ohio LLC, incorporated by reference to Exhibit 10.24 of the Registration Statement on Form S-1 (File No. 333-175138), filed on June 24, 2011

3.1		Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2		Second Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of October 26, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on November 1, 2010

4.1		Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

10.1		Contribution, Assignment and Assumption Agreement, dated as of September 29, 2010, by and among Rhino GP LLC, Rhino Resource Partners LP, Rhino Energy LLC, Rhino Energy Holdings LLC, Artis Investors LLC, Solitair LLC, Valentis Investors LLC, Taurus Investors LLC, Callidus Investors LLC, Wexford Spectrum Fund, L.P., Wexford Spectrum Fund Liquidating LLC, Wexford Offshore CAM Preferred Corp., Wexford Offshore CAM Common Corp., Wexford Partners Investment Co. LLC, Peter Savitz and Wexford Capital LP, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.2		Equity Commitment Agreement, dated September 29, 2010, by and among Rhino GP LLC, CD Holding Company, LLC, Jacobs Holdings LLC, Robert H. Holtz, Mark D. Zand, Jay L. Maymudes, Arthur H. Amron, Kenneth A. Rubin, Frederick B. Simon, Kitty Capital LLC, John V. Doyle and John C. Sites, Jr., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.3	†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.4	†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

Exhibit Number		Description

10.5	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are not Principals of Wexford), incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.6	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are Principals of Wexford), incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.7		Credit Agreement by and among CAM Holdings LLC, the Guarantors Party Thereto, the Lenders Party Thereto, PNC Bank, National Association, as Administrative Agent, PNC National Markets LLC and National City Bank as Joint Lead Arrangers, and Wachovia Bank, National Association, Royal Bank of Canada and Raymond James Bank, FSB, as Co-Documentations Agents dated as of August 30, 2006, incorporated by reference to Exhibit 10.1 of the initial filing of the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

10.8		First Amendment to the Credit Agreement dated December 28, 2006 by and among CAM Holdings LLC, each of the Guarantors (as defined therein), the Lenders Party Thereto, and PNC Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.2 of the initial filing of the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

10.9		Second Amendment to the Credit Agreement and Consent dated March 8, 2007 by and among Rhino Energy LLC, a Delaware limited liability company formerly known as CAM Holdings LLC, each of the Guarantors (as defined therein), the Lenders Party Thereto, and PNC Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.3 of the initial filing of the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

10.10		Third Amendment to the Credit Agreement dated February 29, 2008 by and among Rhino Energy LLC, a Delaware limited liability company formerly known as CAM Holdings LLC, each of the Guarantors (as defined therein), the Lenders Party Thereto, and PNC Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.4 of the initial filing of the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

10.11		Fourth Amendment to the Credit Agreement dated May 15, 2008 by and among Rhino Energy LLC, a Delaware limited liability company formerly known as CAM Holdings LLC, each of the Guarantors (as defined therein), the Lenders Party Thereto, and PNC Bank, National Association, as administrative agent for the Lenders incorporated by reference to Exhibit 10.5 of the initial filing of the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

10.12		Fifth Amendment to the Credit Agreement dated June 1, 2008 by and among Rhino Energy LLC, a Delaware limited liability company formerly known as CAM Holdings LLC, each of the Guarantors (as defined therein), the Lenders Party Thereto, and PNC Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.6 of the initial filing of the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

Exhibit Number		Description
10.13		Sixth Amendment to the Credit Agreement dated November 4, 2008 by and among Rhino Energy LLC, a Delaware limited liability company formerly known as CAM Holdings LLC, each of the Guarantors (as defined therein), the Lenders Party Thereto, and PNC Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.7 of the initial filing of the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

10.14		Seventh Amendment to the Credit Agreement dated March 31, 2009 by and among Rhino Energy LLC, a Delaware limited liability company formerly known as CAM Holdings LLC, each of the Guarantors (as defined therein), the Lenders Party Thereto, and PNC Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.8 of the initial filing of the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

10.15		Eighth Amendment to the Credit Agreement dated June 30, 2010 by and among Rhino Energy LLC, a Delaware limited liability company formerly known as CAM Holdings LLC, each of the Guarantors (as defined therein), the Lenders Party Thereto, and PNC Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.8 of Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 19, 2010

10.16		Amended and Restated Credit Agreement, dated July 29, 2011 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank N.A., as Syndication agent, Raymond James Bank, FSB, Wells Fargo Bank, national Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on August 4, 2011

10.17	†	Employment Agreement of David G. Zatezalo dated March 31, 2010, incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on June 21, 2010

10.18	†	Amended and Restated Employment Agreement of Andrew W. Cox dated January 14, 2011, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-34892) filed on March 18, 2011

10.19	†	Amended and Restated Employment Agreement of Richard A. Boone dated May 31, 2011, incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-175138), filed on June 24, 2011

10.20	†	Amended and Restated Employment Agreement of R. Chad Hunt dated September 8, 2011, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892) filed on September 13, 2011

10.21	†	Employment Agreement of Christopher N. Moravec dated March 31, 2010, incorporated by reference to Exhibit 10.15 of Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on June 21, 2010

21.1	*	List of Subsidiaries of Rhino Resource Partners LP

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of Marshall Miller & Associates, Inc.

Exhibit Number		Description
23.3	*	Consent of Norwest Corporation

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1	*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2011 and the three months ended December 31, 2011
101.INS§		XBRL Instance Document
101.SCH§		XBRL Taxonomy Extension Schema Document
101.CAL§		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF§		XBRL Taxonomy Definition Linkbase Document
101.LAB§		XBRL Taxonomy Extension Label Linkbase Document
101.PRE§		XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

§
Furnished with this Form 10-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO RESOURCE PARTNERS LP
By:	Rhino GP LLC, its general partner
By:	/s/ DAVID G. ZATEZALO David G. Zatezalo President, Chief Executive Officer and Director

Date: March 15, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID G. ZATEZALO David G. Zatezalo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
/s/ RICHARD A. BOONE Richard A. Boone	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
/s/ MARK D. ZAND Mark D. Zand	Director	March 15, 2012
/s/ ARTHUR H. AMRON Arthur H. Amron	Director	March 15, 2012
/s/ JAY L. MAYMUDES Jay L. Maymudes	Director	March 15, 2012
/s/ KENNETH A. RUBIN Kenneth A. Rubin	Director	March 15, 2012
/s/ JOSEPH M. JACOBS Joseph M. Jacobs	Director	March 15, 2012

Signature	Title	Date

/s/ MARK L. PLAUMANN Mark L. Plaumann	Director	March 15, 2012
/s/ DOUGLAS LAMBERT Douglas Lambert	Director	March 15, 2012
/s/ JAMES F. TOMPKINS James F. Tompkins	Director	March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
the Managing General Partner
and the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited the accompanying consolidated statements of financial position of Rhino Resource Partners LP and subsidiaries (the "Partnership") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, members' equity/partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 15, 2012

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

AS OF DECEMBER 31, 2011 AND 2010

(In thousands)

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$449	$76
Accounts receivable, net of allowance for doubtful accounts ($0 as of December 31, 2011 and $19 as of December 31, 2010)	37,242	27,351
Inventories	15,629	15,635
Advance royalties, current portion	1,428	1,918
Prepaid expenses and other	4,327	5,376

Total current assets	59,075	50,356

PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	637,563	442,112
Less accumulated depreciation, depletion and amortization	(187,447)	(159,535)

Net property, plant and equipment	450,116	282,577
Advance royalties, net of current portion	1,924	2,935
Investment in unconsolidated affiliate	18,736	18,749
Goodwill	202	202
Intangible assets, net	1,308	719
Other non-current assets	7,433	3,107

TOTAL	$538,794	$358,645

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,145	$15,493
Accrued expenses and other	19,691	12,969
Current portion of long-term debt	1,334	2,908
Current portion of asset retirement obligations	3,192	4,350
Current portion of postretirement benefits	157	160

Total current liabilities	47,519	35,880

NON-CURRENT LIABILITIES:
Long-term debt	141,764	33,620
Asset retirement obligations	30,921	31,341
Other non-current liabilities	6,000	3,706
Postretirement benefits	5,492	6,481

Total non-current liabilities	184,177	75,148

Total liabilities	231,696	111,028

COMMITMENTS AND CONTINGENCIES (NOTE 14)
PARTNERS' CAPITAL:
Limited partners	293,100	236,582
General partner	11,650	10,410
Accumulated other comprehensive income	2,348	625

Total partners' capital	307,098	247,617

TOTAL	$538,794	$358,645

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands, except per unit data)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Coal sales	$333,876	$289,885	$401,752
Freight and handling revenues	5,750	4,174	5,050
Other revenues	27,595	11,588	12,988

Total revenues	367,221	305,647	419,790
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	267,180	220,756	336,335
Freight and handling costs	4,329	2,634	3,991
Depreciation, depletion and amortization	36,325	34,108	36,279
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	21,815	16,449	16,754
Asset impairment loss	—	652	—
(Gain) loss on sale/acquisition of assets, net	(3,172)	(10,716)	1,710

Total costs and expenses	326,477	263,883	395,069

INCOME FROM OPERATIONS	40,744	41,764	24,721

INTEREST AND OTHER INCOME (EXPENSE):
Interest expense and other	(6,062)	(5,338)	(6,222)
Interest income and other	51	24	70
Equity in net income of unconsolidated affiliate	3,338	4,699	893

Total interest and other (expense)	(2,673)	(615)	(5,259)

INCOME BEFORE INCOME TAXES	38,071	41,149	19,462
INCOME TAXES	—	—	—

NET INCOME	38,071	41,149	19,462

Other comprehensive income—
Change in actuarial gain under ASC Topic 815	1,723	(853)	543

COMPREHENSIVE INCOME	$39,794	$40,296	$20,005

Net income attributable to Predecessor—Jan 1 to Oct 5, 2010	n/a	$35,703	n/a
Net income attributable to Partnership—Oct 6 to Dec 31, 2010	n/a	$5,446	n/a
General partner's interest in net income	$762	$109	n/a
Common unitholders' interest in net income	$19,603	$2,668	n/a
Subordinated unitholders' interest in net income	$17,706	$2,669	n/a
Net income per limited partner unit, basic:
Common units	$1.43	$0.22	n/a
Subordinated units	$1.43	$0.22	n/a
Net income per limited partner unit, diluted:
Common units	$1.43	$0.22	n/a
Subordinated units	$1.43	$0.22	n/a
Distributions paid per limited partner unit	$1.8108	n/a	n/a
Weighted average number of limited partner units outstanding, basic:
Common units	13,725	12,400	n/a
Subordinated units	12,397	12,397	n/a
Weighted average number of limited partner units outstanding, diluted:
Common units	13,744	12,413	n/a
Subordinated units	12,397	12,397	n/a

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY/PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Members' Investment	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Members' Equity
BALANCE—January 1, 2009	$22,822	$94,554	$935	$118,311
Members contribution	85	—	—	85
Net income	—	19,462	—	19,462
Change in actuarial gain under ASC Topic 815	—	—	543	543

BALANCE—December 31, 2009	$22,907	$114,016	$1,478	$138,401
Net income prior to initial public offering	—	35,703	—	35,703
Change in actuarial gain under ASC Topic 815	—	—	(113)	(113)
Contribution to successor	(22,907)	(149,719)	(1,365)	(173,991)

BALANCE—October 5, 2010	$—	$—	$—	$—

	Limited Partner
	Common		Subordinated			Accumulated Other Comprehensive Income/(Loss)
					General Partner Capital		Total Partners' Capital
	Units	Capital	Units	Capital
BALANCE—October 5, 2010	—	$—	—	$—	$—	$—	$—
Contribution from predecessor	9,153	73,320	12,397	99,306	—	1,365	173,991
Initial public offering	3,244	62,012	—	—	—	—	62,012
Initial general partner contribution	—	—	—	—	10,373	—	10,373
Offering costs	—	(1,842)	—	(1,842)	(76)	—	(3,760)
Net income after initial public offering	—	2,668	—	2,669	109	—	5,446
General partner's contributions	—	—	—	—	4	—	4
Equity-based compensation	—	241	—	—	—	—	241
Issuance of units under LTIP	3	50	—	—	—	—	50
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	(740)	(740)

BALANCE—December 31, 2010	12,400	$136,449	12,397	$100,133	$10,410	$625	$247,617
Net income	—	19,603	—	17,706	762	—	38,071
Distributions to unitholders and general partner	—	(25,215)	—	(22,449)	(972)	—	(48,636)
General partner's contributions	—	—	—	—	1,450	—	1,450
Offering of common units	2,875	66,916	—	—	—	—	66,916
Offering costs	—	(560)	—	(9)	—	—	(569)
Equity-based compensation	—	(241)	—	—	—	—	(241)
Issuance of units under LTIP	36	767	—	—	—	—	767
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	1,723	1,723

BALANCE—December 31, 2011	15,311	$197,719	12,397	$95,381	$11,650	$2,348	$307,098

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,071	$41,149	$19,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,325	34,108	36,279
Accretion on asset retirement obligations	1,956	2,165	2,753
Accretion on interest-free debt	210	206	200
Amortization of deferred revenue	(532)	—	—
Amortization of advance royalties	1,104	865	215
Amortization of debt issuance costs	1,043	844	—
Provision for doubtful accounts	(19)	—	19
Equity in net (income) loss of unconsolidated affiliate	(3,338)	(4,699)	(893)
Distributions from unconsolidated affiliate	3,351	—	—
(Gain) loss on retirement of advance royalties	79	396	712
(Gain) loss on sale of assets—net	(3,172)	73	1,710
Loss on impairment of assets	—	652	—
(Gain) on acquisition of assets	—	(10,789)	—
Equity-based compensation	727	291	—
Settlement of litigation	—	—	(1,773)
Changes in assets and liabilities:
Accounts receivable	(7,253)	(2,968)	3,295
Inventories	6	(1,463)	(3,459)
Advance royalties	(905)	(1,541)	(1,027)
Prepaid expenses and other assets	571	(1,624)	924
Accounts payable	4,435	1,416	(5,272)
Accrued expenses and other liabilities	(1,752)	1,391	(963)
Asset retirement obligations	(4,722)	(6,049)	(11,373)
Postretirement benefits	731	578	686

Net cash provided by operating activities	66,916	55,001	41,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(91,856)	(26,248)	(27,836)
Proceeds from sales of property, plant, and equipment	3,415	95	905
Proceeds from sale of coal properties and related assets and liabilities	20,000	—	—
Principal payments received on notes receivable	5,780	1,142	3,448
Cash paid from issuance of notes receivable	(5,780)	(765)	(2,040)
Changes in restricted cash	34	(3)	—
Return of capital from unconsolidated affiliate	—	3,137	—
Acquisitions of coal companies and other properties	(119,617)	(15,002)	—
Acquisition of roof bolt manufacturing company	—	—	(1,821)

Net cash used in investing activities	(188,024)	(37,644)	(27,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	338,200	116,070	166,450
Repayments on line of credit	(229,670)	(201,600)	(175,450)
Proceeds from issuance of long-term debt	1,379	2,170	4,576
Repayments on long-term debt	(3,550)	(2,455)	(4,943)
Payments on debt issuance costs	(3,758)	(782)	(1,169)
Proceeds from issuance of debt from related party	—	—	50
Repayments on loan payable to related party	—	—	(5,000)
Proceeds from issuance of common units	66,916	62,012	—
Payment of offering costs	(569)	(3,760)	—
Net settlement of withholding taxes on employee unit awards vesting	(281)	—	—
General partner's contributions	1,450	10,377	—
Distributions to unitholders	(48,636)	—	—
Contributions from members	—	—	85

Net cash (used in) provided by financing activities	121,481	(17,968)	(15,401)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	373	(611)	(1,250)
CASH AND CASH EQUIVALENTS—Beginning of period	76	687	1,937

CASH AND CASH EQUIVALENTS—End of period	$449	$76	$687

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. ORGANIZATION AND BASIS OF PRESENTATION

        Organization—Rhino Resource Partners LP and subsidiaries (the "Partnership") is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the "Predecessor" or the "Operating Company"), an entity engaged primarily in the mining and sale of coal. The Operating Company was formed in April 2003 and has been built via acquisitions. The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the initial public offering ("IPO") date of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The Partnership also has one underground mine located in Colorado that has been temporarily idled since year-end 2010. The majority of the Partnership's sales are made to domestic utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Partnership manages and leases coal properties and collects royalties from such management and leasing activities. In addition to the Partnership's coal operations, the Partnership has invested in oil and gas mineral rights that the Partnership expects will generate royalty revenues in future periods.

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

Follow-on Offering

        On July 18, 2011, the Partnership completed a public offering of 2,875,000 common units, representing limited partner interests in the Partnership, at a price of $24.50 per common unit. Of the common units issued, 375,000 units were issued in connection with the exercise of the underwriters' option to purchase additional units. Net proceeds from the offering were approximately $66.4 million, after deducting underwriting discounts and offering expenses of approximately $4.1 million. The

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Partnership used the net proceeds from this offering, and a related capital contribution by the General Partner of approximately $1.4 million, to repay approximately $67.8 million of outstanding indebtedness under the Partnership's credit facility.

        Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

        For full year 2010 income, expense and cash flow items, the Partnership has disclosed consolidated figures of the Partnership and Predecessor as if the Partnership had operated the entire year. The closing of the IPO and the contribution of the membership interests in the Operating Company to the Partnership did not result in any basis change of the assets of the Predecessor as the Partnership and Predecessor were entities under common control and the Predecessor was contributed to the Partnership and continued operations in consistently the same manner after being contributed to the Partnership. For these reasons as well as year-to-year comparability of financial results, the 2010 full year income, expense and cash flow results are presented as one total figure. Note that the earnings per unit figures on the Consolidated Statements of Operations and Comprehensive Income and in Note 15 are based on the applicable income of the Partnership after the closing of the IPO and the contribution of the membership interests in the Operating Company to the Partnership (October 6, 2010) until year end December 31, 2010 since this is the amount of income that is attributable to the limited partner units after the closing of the IPO and the contribution of the membership interests in the Operating Company to the Partnership. For full year 2009 income, expense and cash flow items, the Partnership has disclosed consolidated figures that represent the results of the Predecessor.

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

        Concentrations of Credit Risk.    See Note 16 for discussion of major customers. The Partnership does not require collateral or other security on accounts receivable. The credit risk is controlled through credit approvals and monitoring procedures.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

These minimum payments may be recoupable once mining begins on the leased property. The Partnership capitalizes the recoupable minimum royalty payments and amortizes the deferred costs once mining activities begin on the units of production method or expenses the deferred costs when the Partnership has ceased mining or has made a decision not to mine on such property.

        Note Receivable.    At various times during 2011, the Partnership loaned to Rhino Eastern LLC ("Rhino Eastern"), a joint venture with an affiliate of Patriot Coal Corporation ("Patriot"), approximately $5.8 million that was recorded as notes receivable, which bear interest at a fixed rate of 10%. The $5.8 million reflects our proportionate share that was loaned to Rhino Eastern. The notes were fully repaid as of December 31, 2011.

        Property, Plant and Equipment.    Property, plant, and equipment, including coal properties, mine development costs and construction costs, are recorded at cost, which includes construction overhead and interest, where applicable. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Mining and other equipment and related facilities are depreciated using the straight-line method based upon the shorter of estimated useful lives of the assets or the estimated life of each mine. Coal properties are depleted using the units-of-production method, based on estimated proven and probable reserves. Mine development costs are amortized using the units-of-production method, based on estimated proven and probable reserves. The Partnership assumes zero salvage values for its property, plant and equipment when depreciation and amortization are calculated. Gains or losses arising from sales or retirements are included in current operations.

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

        Asset Impairments.    The Partnership follows the accounting guidance on the impairment or disposal of property, plant and equipment which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, the Partnership must determine the fair value for the assets in question in accordance with the applicable fair value

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations or changes in reserve estimates. When that occurs and it is determined that the mine's underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. The Partnership recorded an impairment loss of $0.7 million in 2010 related to certain assets that are to be disposed of by sale. Please read Note 6 for a discussion of this asset impairment loss recorded in 2010. There were no impairment losses recorded during the years ended December 31, 2011 and 2009.

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

        The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Changes in the asset retirement obligations for the year ended December 31, 2011 were calculated with discount rates that ranged from 4.2% to 7.0% depending upon the timing of the cash flows of the specific obligations. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Changes in the asset retirement obligations for the years ended December 31, 2010 and 2009 were calculated with a discount rate of 7.5% and 10%,

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

respectively. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.5% for 2011 and 3.0% for 2010 and 2009.

        Workers' Compensation Benefits.    Certain of the Partnership's subsidiaries are liable under federal and state laws to pay workers' compensation and coal workers' pneumoconiosis ("black lung") benefits to eligible employees, former employees and their dependents. The Partnership currently utilizes an insurance program and state workers' compensation fund participation to secure its on-going obligations depending on the location of the operation. Premium expense for workers' compensation benefits is recognized in the period in which the related insurance coverage is provided. As of December 31, 2011 and 2010, the workers' compensation benefits liability balance included approximately $6.0 million and $3.7 million, respectively, in the non-current liabilities section of the Partnership's Consolidated Statements of Financial Position.

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

        Other revenues generally consist of coal royalty revenues, limestone sales, roof bolt sales, coal handling and processing, rebates and rental income. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding gross revenues from those sales. The leases are based on (1) minimum monthly or annual payments, (2) a minimum dollar royalty per ton and/or a percentage of the gross sales price, or (3) a combination of both. Coal royalty revenues are recorded from royalty reports submitted by the lessee, which are reconciled and subject to audit by the Partnership. Most of the Partnership's lessees are required to make minimum monthly or annual royalty payments that are recoupable over certain time periods, generally two years. If tonnage royalty revenues do not meet the required minimum amount, the difference is paid as a deficiency. These deficiency payments received are recognized as an unearned revenue liability because they are generally recoupable over certain time periods. When a lessee recoups a deficiency payment through production, the recouped amount is deducted from the unearned revenue liability and added to revenue attributable to the coal royalty revenue in the current period. If a lessee does not recoup a deficiency paid during the allocated time period, the recoupment right lost becomes revenue in the current period and is deducted from the liability.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

        With respect to other revenues recognized in situations unrelated to the shipment of coal or coal royalties, the Partnership carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

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

        With the vesting of the first portion of the employees' awards in early April 2011, the Compensation Committee of the board of directors of the General Partner elected to pay some of the awards in cash or a combination of cash and common units. This election was a change in policy from December 31, 2010 since management had previously planned to settle all employee awards with units upon vesting as per the grant agreements. This policy change resulted in a modification of all employee awards from equity to liability classification as of March 31, 2011. Thus, the employee awards are required to be marked-to-market each reporting period until they are vested. Unit awards granted to directors of the General Partner are considered nonemployee equity-based awards since the directors are not elected by unitholders. Thus, these director awards are also required to be marked-to-market each reporting period until they are vested. Expense related to unit awards is recorded in the selling, general and administrative line of the Partnership's consolidated statements of operations and comprehensive income.

        Derivative Financial Instruments.    The Partnership uses diesel fuel forward contracts to manage the risk of fluctuations in the cost of diesel fuel. The Partnership's diesel fuel forward contracts qualify for the normal purchase normal sale ("NPNS") exception prescribed by the accounting guidance on derivatives and hedging, based on management's intent and ability to take physical delivery of the diesel fuel.

        Investment in Joint Venture.    Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, the Partnership's ability to exercise significant influence over the operating and financial policies of the investee and whether the Partnership is determined to be the primary beneficiary of a variable interest entity. Equity investments are recorded at original cost and adjusted periodically to recognize the Partnership's proportionate share of the investees' net income or losses after the date of investment. Any losses from the Partnership's equity method investment are absorbed by the Partnership based upon its proportionate ownership percentage. If losses are incurred that exceed the Partnership's investment in the equity method entity, then the Partnership must continue to record its proportionate share of losses in excess of its investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

        In May 2008, the Operating Company entered into a joint venture, Rhino Eastern, with an affiliate of Patriot to acquire the Eagle mining complex. To initially capitalize the joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture and accounts for the investment in the joint venture and its results of operations under the equity method. The Partnership considers the operations of this entity to comprise a reporting segment ("Eastern Met") and has provided additional detail related to this operation in Note 20, "Segment Information."

        In determining that the Partnership was not the primary beneficiary of the variable interest entity for the years ended December 31, 2011, 2010 and 2009, the Partnership performed a qualitative and quantitative analysis based on the controlling economic interests of the joint venture. This included an analysis of the expected economic contributions of the joint venture. The Partnership concluded that it is not the primary beneficiary of the joint venture primarily because of certain contractual arrangements by the joint venture with Patriot. Mandatory pro rata additional contributions not to exceed $10 million in the aggregate could be required of the joint venture partners which the Partnership would be obligated to fund based upon its 51% ownership interest.

        As of December 31, 2011 and 2010, the Partnership has recorded its equity method investment of $18.7 million as a long-term asset. The Partnership has not provided any additional contractually required support as of December 31, 2011. As disclosed in Note 18 "Related Party and Affiliate Transactions", the Partnership provided a loan based upon its ownership share to the joint venture in the amount of $0.4 million as of December 31, 2009 that was fully repaid as of December 31, 2010 and during 2011, the Partnership provided loans based upon its ownership share to the joint venture totaling approximately $5.8 million that were fully repaid as of December 31, 2011.

        Income Taxes.    The Partnership is considered a partnership for income tax purposes. Accordingly, the partners report the Partnership's taxable income or loss on their individual tax returns.

        Loss Contingencies.    In accordance with the guidance on accounting for contingencies, the Partnership records loss contingencies at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss is the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range is recorded. The Partnership discloses information concerning loss contingencies for which an unfavorable outcome is probable. See Note 14, "Commitments and Contingencies," for a discussion of such matters.

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

        Recently Issued Accounting Standards.    In December 2010, the FASB published ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations". The accounting guidance on business combinations requires a public entity to disclose pro forma information for

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU No. 2010-29 also expand the supplemental pro forma disclosures under business combination accounting to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU No. 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Partnership adopted the provisions of ASU No. 2010-29 effective January 1, 2011 and applied the provisions of this ASU in the disclosure of the business combination that is included in Note 3. Since this ASU only modifies disclosure requirements for business combinations, this ASU did not have a material effect on the Partnership's consolidated financial statements.

        In September 2011, the FASB published ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment". Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Partnership is evaluating the provisions of the ASU, but the Partnership does not believe this new accounting guidance will have a material effect on the Partnership's consolidated financial statements.

        In June 2011, the FASB published ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. For public entities, the amendments of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

        Subsequently, in December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this ASU supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership has consistently presented comprehensive income in a single continuous statement with net income, so the provisions of ASU 2011-05 and the related deferral included in ASU 2011-12 are not expected to have a material effect on the Partnership's consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. SUBSEQUENT EVENTS

        On January 23, 2012, the Partnership announced a cash distribution of $0.48 per common unit and subordinated unit, or $1.92 per unit on an annualized basis. This distribution was paid on February 14, 2012 to all unitholders of record as of the close of business on February 2, 2012.

        On February 29, 2012, the Partnership completed an agreement to sell certain non-core mining assets located in Pike County Kentucky to a third party for approximately $0.6 million. The transaction also extinguished certain liabilities related to the assets sold.

        On March 6, 2012, the Partnership completed a lease agreement with a third party for an estimated 1,500 acres the Partnership owns in the Utica Shale region in Harrison County Ohio. The lease agreement is for an initial five year term with an optional three year renewal period and conveys rights to the third party to perform drilling and operating activities for producing oil, natural gas or other hydrocarbons. As part of the lease agreement, the third party agreed to pay the Partnership the sum of $6,000 per acre as a lease bonus, of which $500,000 was paid at the signing of the lease agreement. The remainder of the lease bonus payment shall be paid by the third party to the Partnership within 90 days from the date the lease agreement was signed. In addition, the lease agreement stipulates that the third party shall pay the Partnership a 20% royalty based upon the gross proceeds received from the sale of oil and/or natural gas recovered from the leased property.

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

Acquisition of The Elk Horn Coal Company, LLC

        In June 2011, the Partnership completed the acquisition of 100% of the ownership interests in The Elk Horn Coal Company, LLC ("Elk Horn") for approximately $119.7 million in cash consideration, or approximately $119.6 million net of cash acquired (referred to as the "Elk Horn Acquisition"). Elk Horn is primarily a coal leasing company that owns or controls coal reserves and non-reserve coal deposits and surface acreage in eastern Kentucky. The Elk Horn acquisition was initially funded with borrowings under the Partnership's credit facility. The Partnership completed a public offering of the Partnership's common units in July 2011 that provided proceeds the Partnership used to repay existing

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (Continued)

indebtedness on its credit facility that was incurred from the Elk Horn acquisition. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash	$58
Accounts receivable	2,619
Prepaid expenses and other	94
Property, plant and equipment	7,466
Mine development costs	3,000
Coal properties	111,647
Intangible assets	654
Other non-current assets	1,112
Accounts payable	(79)
Deferred revenues	(2,499)
Accrued expenses and other	(1,691)
Asset retirement obligations	(2,707)

Net assets acquired	119,674

Total consideration	$119,674

        Although the responsibility of valuation remains with the Partnership's management, the determination of the fair values of the various assets and liabilities acquired were based in part upon studies conducted by third-party professionals with experience in the appropriate subject matter. The studies related to the value of the property, plant and equipment, coal properties, intangible assets acquired and asset retirement obligations. The table above reflects the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed in the Elk Horn acquisition, which resulted in no recognition of goodwill or gain on the acquisition.

        At year-end 2011, the Partnership finalized the review of various third-party studies for the valuation of certain assets acquired and liabilities assumed in the Elk Horn acquisition. The values for property, plant and equipment, coal properties, intangible assets and asset retirement obligations were adjusted from management's previous estimates that were disclosed in interim periods in 2011 to the appropriate opening balances listed above based upon management's review and verification of the applicable third party reports for these items. In addition, the balances for other asset and liability accounts, including cash, accounts receivable, accounts payable and accrued expenses and other, were adjusted from previous amounts disclosed in interim periods in 2011 based upon detailed account reviews conducted since the acquisition.

        The fair value of accounts receivable approximated its carrying value of $2.6 million. The gross amount due from customers was $3.5 million, of which $0.9 million was estimated to be uncollectible due to the bankruptcy of one customer in late 2010.

        The $0.7 million of intangible assets recognized in the Elk Horn acquisition consisted of values related to the Elk Horn trade name as well as the existing customer list. See Note 7 for more information on these intangible assets.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (Continued)

        The $2.5 million of deferred revenue assumed in the Elk Horn transaction consisted of advance royalty payments received from customers. Accrued expenses and other liabilities of $1.7 million assumed in the Elk Horn transaction consisted mostly of accrued tax liabilities and also included approximately $0.7 million related to a worker's compensation claim related to a time period before the acquisition date when Elk Horn provided insurance for its contractors through a self-insurance program. The Partnership believes an adequate amount has been accrued for this liability assumed in the Elk Horn acquisition for potential claims under this previous self-insurance program based on the Partnership's assessment that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Partnership believes the remaining liabilities assumed at the acquisition date did not consist of any contingent liabilities that would result in future adjustments to the purchase price allocation.

        The acquisition of Elk Horn is included in Acquisition of coal companies and other properties in the investing section of the condensed consolidated statements of cash flows. Of the total purchase price, approximately $6.1 million was placed in escrow for a period of 12 months from the closing date to secure indemnification obligations of Elk Horn and its former ownership members relating to the accuracy of representations and warranties, as well as potential adjustments related to working capital. The acquisition consideration held in escrow does not meet the definition of contingent consideration as provided under the accounting guidance for business combinations. The amount held in escrow was included in the acquisition accounting as part of the consideration transferred by the Partnership as representations and warranties were expected to be valid as of the acquisition date.

        Acquisition-related costs incurred for the Elk Horn acquisition were immaterial.

        The Partnership's consolidated statements of operations and comprehensive income do not include revenue, costs or net income from Elk Horn prior to June 10, 2011, the effective date of the acquisition. The post-acquisition revenue of Elk Horn that is included in the Partnership's results was approximately $13.0 million for the year ended December 31, 2011. The post-acquisition net income of Elk Horn that is included in the Partnership's results was approximately $7.7 million for the year ended December 31, 2011.

        The following table presents selected unaudited pro forma financial information for the years ended December 31, 2011 and 2010, as if the acquisition had occurred on January 1, 2010. The pro forma information was prepared using Elk Horn's historical financial data and also reflects adjustments based upon assumptions by the Partnership's management to give effect for certain pro forma items that are directly attributable to the acquisition. These pro forma adjustment items include increased depletion expense related to the step-up in basis for the mineral assets acquired and increased interest expense from borrowings incurred to fund the acquisition. The pro forma adjustments for interest expense and earnings per unit reflect the net amount of the additional borrowings incurred by the Partnership in June 2011 to initially fund the acquisition that were partially offset by proceeds from

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (Continued)

common units issued in a public offering completed in July 2011. Supplemental pro forma revenue, net earnings and earnings per unit disclosures are as follows.

	Year ended December 31,
	2011	2010
	(in thousands)
Revenues:
As reported	$367,221	$305,647
Pro forma adjustments	9,477	11,057

Pro forma revenues	$376,698	$316,704

Net Income:
As reported	$38,071	$41,149
Pro forma adjustments	3,129	2,195

Pro forma net income	$41,200	$43,344

Net income per limited partner unit, diluted:
As reported	$1.43	$0.22
Pro forma adjustments	$0.03	$0.02

Pro forma net income per limited partner unit	$1.46	$0.24

Acquisition of Oil and Gas Mineral Rights

        During the year ended December 31, 2011, the Partnership completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. The Partnership expects royalty revenues to be generated from these mineral rights in future periods.

        The Partnership and an affiliate of Wexford Capital have participated with Gulfport Energy, a publicly traded company, to acquire an interest in a portfolio of oil and gas leases in the Utica Shale. An affiliate of Wexford Capital owns approximately 13.3% of the common stock of Gulfport Energy as of February 20, 2012. During the year ended December 31, 2011, the Partnership completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio for a total purchase price of approximately $19.9 million. The Partnership is evaluating future alternatives for its Utica Shale investment.

Acquisition of Coal Property

        In August 2011, the Partnership purchased non-reserve coal deposits at its Sands Hill operation for approximately $2.5 million, which is estimated to include approximately 2.5 million tons of coal resources.

        In June 2011, the Partnership acquired approximately 32,600 acres and associated surface rights in Randolph and Upshur Counties, West Virginia for approximately $7.5 million. These development stage properties are unpermitted and contain no infrastructure. The Partnership plans to fully explore these

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (Continued)

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

Acquisition of the C.W. Mining Company

        In August 2010, the Predecessor acquired certain assets for cash consideration of approximately $15.0 million from the Trustee of the Federal Bankruptcy Court charged with the sale of the C. W. Mining Company assets. These assets are located in Emery and Carbon Counties, Utah. Prior to the purchase of the assets, the Operating Company formed a new wholly owned subsidiary, Castle Valley Mining LLC ("Castle Valley"). Castle Valley in turn acquired the following assets and liabilities (of the former C.W. Mining Company) from the Operating Company:

  •
  the Coal Operating Agreement whereby Castle Valley became a sub-lessee of certain federal coal leases owned by the Bureau of Land Management;

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

        The Partnership allocated the purchase price of $15.0 million to the assets and liabilities acquired based upon their respective fair values in accordance with Accounting Standards Codification ("ASC") Topic 805. The fair value of the assets acquired and liabilities assumed in this transaction are as follows:

(in thousands)
Mining and other equipment & related facilities	$8,689
Asset retirement costs	933
Coal properties	17,100
Asset retirement obligation liability assumed	(933)

Net assets acquired	25,789
Gain on bargain purchase	(10,789)

Total consideration	$15,000

        Although the responsibility of valuation remains with the Partnership's management, the determination of the fair values of the various assets and liabilities acquired was based in part upon studies conducted by third-party professionals with experience in the appropriate subject matter. Because the fair value of the assets acquired exceeded the purchase price, the Partnership recorded a gain of $10.8 million in the third quarter of 2010. A gain resulted from this acquisition since the assets were purchased in a distressed sale out of bankruptcy.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Other prepaid expenses	$577	$929
Prepaid insurance	1,526	3,239
Prepaid leases	103	82
Supply inventory	1,951	956
Deposits	170	170

Total	$4,327	$5,376

6. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2011 and 2010 are summarized by major classification as follows:

		December 31,
	Useful Lives	2011	2010
		(in thousands)
Land and land improvements		$33,298	$25,748
Mining and other equipment and related facilities	2 - 20 Years	244,819	218,886
Mine development costs	1 - 15 Years	65,824	56,857
Coal properties	1 - 15 Years	266,319	132,431
Construction work in process		27,303	8,190

Total		637,563	442,112
Less accumulated depreciation, depletion and amortization		(187,447)	(159,535)

Net		$450,116	$282,577

        Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, amortization expense for intangible

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

assets and amortization expense for asset retirement costs for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$26,467	$26,791	$29,247
Depletion expense for coal properties	5,140	1,807	2,315
Amortization expense for mine development costs	3,322	2,138	2,875
Amortization expense for intangible assets	65	87	—
Amortization expense for asset retirement costs	1,331	3,285	1,842

Total	$36,325	$34,108	$36,279

  Long-Lived Asset Impairment

        During the fourth quarter of 2010, the management of the Partnership made a strategic decision to dispose of certain assets of two of its ancillary businesses. As of December 31, 2010, the management of the Partnership tested the assets related to these ancillary businesses for recoverability by comparing expected undiscounted future cash flows to their carrying values. This analysis indicated a potential impairment existed for these specific assets. Since the potential for impairment existed for these assets, the Partnership measured an impairment loss by determining the amount by which the carrying amount of the assets exceeded their fair value. Additionally, the Partnership determined the specific assets of these ancillary businesses should be classified as held for sale since they were being actively marketed to third-party buyers as of December 31, 2010 and the remaining requirements of the accounting literature on asset impairments had been met to qualify as being held for sale. The Partnership concluded the market approach would be the best indicator of fair value as market participants would place bids for the specific assets that would reflect the assets highest and best use in the marketplace. The assets were written down to their fair value, less costs to sell, at December 31, 2010 which resulted in a $0.7 million charge that is reflected on the Asset impairment loss line of the Consolidated Statements of Operations and Comprehensive Income. This charge was reflected in the Other category for 2010 segment reporting purposes. The carrying value of these assets at December 31, 2011 and 2010 was $0.8 million and $1.1 million, respectively, and they are included in Property, plant and equipment on the Consolidated Statements of Financial Position due to their immaterial amount. Based on the fair value determination that was developed from unobservable data and reflected the Partnership's assumptions, these assets were determined to be a Level 3 fair value measurement. These assets are the only Level 3 fair value measurements for the Partnership for any periods presented in this report.

  Sale of Mining Assets

        In August 2011, the Partnership closed on an agreement to sell and assign certain non-core mining assets and related liabilities located in the Phelps, Kentucky area of the Partnership's Tug River mining complex for $20 million. The mining assets included leasehold interests and permits to surface and mineral interests that included steam coal reserves and non-reserve coal deposits. Additionally, the

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

sales agreement includes the potential for additional payments of approximately $8.75 million dependent upon the future issuance of certain permits and the commencement of mining activities by the purchaser. These contingent payments are being accounted for as gain contingencies and will be recognized in the future when and if the contingencies are resolved. The transaction also transfers certain liabilities related to the assets sold. In relation to the sale of these assets and transfer of liabilities, the Partnership recorded a gain of approximately $2.4 million, which is included on the (Gain) loss on sale/acquisition of assets—net line of the Partnership's Consolidated Statements of Operations and Comprehensive Income.

7. GOODWILL AND INTANGIBLE ASSETS

        ASC Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The Partnership performs its impairment analysis as of August 31.

        Goodwill as of December 31, 2011 and 2010 consisted of the following:

December 31,
2011	2010
(in thousands)
$202	$202

        Intangible assets of the Partnership as of December 31, 2011 consisted of the following:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Patent	$728	$121	$607
Developed Technology	78	13	65
Trade Name	184	5	179
Customer List	470	13	457

Total	$1,460	$152	$1,308

        Intangible assets of the Partnership as of December 31, 2010 consisted of the following:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Patent	$728	$79	$649
Developed Technology	78	8	70

Total	$806	$87	$719

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Partnership considers the patent and developed technology intangible assets to have a useful life of seventeen years.

        In connection with the Elk Horn acquisition, the Partnership recognized an intangible asset for the trade name valued at $184,000 and a customer list intangible asset valued at $470,000 during 2011. The trade name and customer list intangible assets recognized in the Elk Horn acquisition do not have any residual value and do not have any renewal or extension terms. The Partnership considers the trade name and customer list intangible assets to have a useful life of twenty years. All of the intangible assets are amortized over their useful life on a straight line basis. Amortization expense was approximately $0.1 million for each of the years ended December 31, 2011 and 2010 and was zero for the year ended December 31, 2009.

        The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the Consolidated Statement of Financial Position is estimated to be as follows at December 31, 2011:

	Patent	Developed Technology	Trade Name	Customer List	Total
	(in thousands)
2012	$43	$5	$9	$23	$80
2013	43	5	9	23	80
2014	43	5	9	23	80
2015	43	5	9	23	80
2016	43	5	9	23	80

8. OTHER NON-CURRENT ASSETS

        Other non-current assets as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Deposits and other	$2,481	$840
Debt issuance costs—net	4,925	2,211
Deferred expenses	27	56

Total	$7,433	$3,107

        Debt issuance costs were $8.0 million and $4.3 million as of December 31, 2011 and 2010, respectively. Accumulated amortization of debt issuance costs were $3.1 million and $2.1 million as of December 31, 2011 and 2010, respectively.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Payroll, bonus and vacation expense	$4,128	$3,570
Non income taxes	3,950	3,020
Royalty expenses	2,489	2,184
Accrued interest	797	460
Health claims	1,386	2,046
Workers' compensation & pneumoconiosis	1,690	1,400
Deferred revenues	1,967	—
Other	3,284	289

Total	$19,691	$12,969

10. DEBT

        Debt as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$137,000	$28,470
Note payable to H&L Construction Co., Inc.	2,284	2,973
Other notes payable	3,814	5,085

Total	143,098	36,528
Less current portion	(1,334)	(2,908)

Long-term debt	$141,764	$33,620

        Senior Secured Credit Facility with PNC Bank, N.A.—The original maximum availability under the credit facility by and among the Operating Company, the guarantors (including the Partnership) and lenders which are parties thereto, and PNC Bank, N.A. as administrative agent was $200.0 million. On June 8, 2011, with the consent of the lenders, the Operating Company exercised the option to increase the amount available to borrow under the credit agreement by $50.0 million to $250.0 million as part of the Elk Horn acquisition discussed earlier. As part of exercising this option to increase the available amount under the credit agreement, the Operating Company paid a fee of $1.0 million to the lenders, which was recorded in Debt issuance costs in Other non-current assets on the Partnership's consolidated statements of financial position and in Cash flows from financing activities in the Partnership's consolidated statements of cash flows.

        On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. DEBT (Continued)

restated credit facility is $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million is available for letters of credit. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the period ended December 31, 2011. The amended and restated senior secured credit facility expires in July 2016.

        As part of executing the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $2.8 million to the lenders, which was recorded in Debt issuance costs in Other non-current assets on the Partnership's consolidated statements of financial position and in Cash flows from financing activities in the Partnership's consolidated statements of cash flows. The Partnership evaluated the accounting guidance in ASC 470, Debt, Derecognition, Line-of-Credit or Revolving-Debt Arrangements, and determined that the balance of the previous deferred financing costs met the requirements to be included with the fees paid for the amended and restated credit facility, with the combined balance of financing costs being deferred and amortized over the five year term of the amended and restated credit facility.

        At December 31, 2011, the Operating Company had borrowed $137.0 million at a variable interest rate of LIBOR plus 2.75% (3.03% at December 31, 2011). In addition, the Operating Company had outstanding letters of credit of $26.3 million at a fixed interest rate of 2.75% at December 31, 2011. At December 31, 2011, the Operating Company had not used $136.7 million of the borrowing availability.

        Note payable to H&L Construction Co., Inc.—The note payable to H&L Construction Co., Inc. was originally a non-interest bearing note and the Partnership has recorded a discount for imputed interest at a rate of 5.0% on this note that is being amortized over the life of the note using the effective interest method. In 2009, the note was renegotiated and became an interest bearing note. The note payable matures in January 2015. The note is secured by mineral rights purchased by the Partnership from H&L Construction Co., Inc. with a carrying amount of $11.6 million and $11.8 million at December 31, 2011 and 2010, respectively.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. DEBT (Continued)

        Principal payments on long-term debt due subsequent to December 31, 2011 are as follows:

in thousands
2012	$1,366
2013	1,127
2014	1,021
2015	279
2016	137,225
Thereafter	2,271

Total principal payments	143,289
Less imputed interest on interest free notes payable	(191)

Total debt	$143,098

11. ASSET RETIREMENT OBLIGATIONS

        The changes in asset retirement obligations for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of period (including current portion)	$35,691	$45,101	$55,760
Accretion expense	1,956	2,165	2,753
Adjustment resulting from addition of property	2,707	933	—
Adjustment resulting from disposal of property	(3,588)	—	(2,039)
Adjustments to the liability from annual recosting and other	(617)	(10,202)	(6,596)
Liabilities settled	(2,036)	(2,306)	(4,777)

Balance at end of period	34,113	35,691	45,101
Current portion of asset retirement obligation	3,192	4,350	5,427

Long-term portion of asset retirement obligation	$30,921	$31,341	$39,674

12. EMPLOYEE BENEFITS

        Postretirement Plan—In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees. The Partnership has no other postretirement plans.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12. EMPLOYEE BENEFITS (Continued)

        Summaries of the changes in benefit obligations and funded status of the plan as of the measurement dates of December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Benefit obligation at beginning of period	$6,641	$5,210	$5,067
Changes in benefit obligations:
Service costs	491	455	442
Interest cost	312	289	325
Benefits paid	(72)	(15)	(15)
Actuarial loss/(gain)	(1,723)	702	(609)

Benefit obligation at end of period	$5,649	$6,641	$5,210

Fair value of plan assets at end of period	$—	$—	$—
Funded status	$(5,649)	$(6,641)	$(5,210)

        The classification of net amounts recognized for postretirement benefits as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(in thousands)
Current liability—postretirement benefits	$(157)	$(160)
Non-current liability—postretirement benefits	(5,492)	(6,481)

Net amount recognized	$(5,649)	$(6,641)

        The amounts recognized in accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of year	$625	$1,478	$935
Actuarial gain (loss)	1,723	(702)	609
Amortization of net actuarial (gain)	—	(151)	(66)

Net actuarial gain	$2,348	$625	$1,478

	December 31, 2011	December 31, 2010
Weighted Average assumptions used to determine benefit obligations
Discount rate	4.15%	4.75%
Expected return on plan assets	n/a	n/a

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12. EMPLOYEE BENEFITS (Continued)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Weighted Average assumptions used to determine periodic benefit cost
Discount rate	4.75%	5.60%	6.50%
Expected return on plan assets	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a

        The components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Service costs	$491	$455	$442
Interest cost	312	289	325
Amortization of (gain)	—	(151)	(66)

Benefit cost	$803	$593	$701

        Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2012, are as follows:

(in thousands)
Net actuarial gain	$481

        Expected future benefit payments are as follows:

Period	(in thousands)
2012	$157
2013	228
2014	309
2015	373
2016	543
2017 - 2021	$4,011

        For measurement purposes, a 7.80% annual rate of increase in the per capita cost of covered health care benefits was assumed, gradually decreasing to 4.50% in 2027 and remaining level thereafter.

        Net periodic benefit cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year. Effective June 1, 2007, employees hired by the Partnership are not eligible for benefits under the plan.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12. EMPLOYEE BENEFITS (Continued)

        The expense and liability estimates can fluctuate by significant amounts based upon the assumptions used by the Partnership. As of December 31, 2011, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$72	$(66)
Effect on postretirement benefit obligation	$529	$(482)

        401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Partnership matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant's salary with an additional matching contribution possible at the Partnership's discretion. The expense under these plans for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
401(k) plan expense	$2,245	$1,798	$2,326

13. EQUITY-BASED COMPENSATION

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

        As of December 31, 2011, the General Partner had granted phantom units to certain of the Partnership's employees and restricted units and unit awards to its directors. These grants were made in connection with the IPO completed during October 2010 and discussed above in Note 1, as well as annual restricted unit awards to directors. Certain of these awards are subject to service-based vesting

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. EQUITY-BASED COMPENSATION (Continued)

conditions and a summary of non-vested LTIP awards as of and for the year ended December 31, 2011 is as follows:

	Common Units	Weighted Average Grant Date Fair Value (per unit)
	(in thousands)
Non-vested awards at December 31, 2010	135	$20.50
Granted	10	$19.90
Vested	(52)	$20.47
Forfeited	(1)	$20.50

Non-vested awards at December 31, 2011	92	$20.45

        With the vesting of the first portion of the employees' awards in early April 2011, the Compensation Committee of the board of directors of the General Partner elected to pay some of the awards in cash or a combination of cash and common units. This election was a change in policy from December 31, 2010 since management had previously planned to settle all employee awards with units upon vesting as per the grant agreements. This policy change resulted in a modification of all employee awards from equity to liability classification as of March 31, 2011. The Partnership incurred incremental compensation expense for the year ended December 31, 2011 of approximately $0.1 million due to the modification of these awards. The equity balance of approximately $0.2 million accrued as of December 31, 2010 for the non-vested awards was also reclassified from the Limited partners' capital account to Accrued expenses and other in the current liability portion in the consolidated statement of financial position as of December 31, 2011.

        For the years ended December 31, 2011 and 2010, the Partnership recorded expense of approximately $1.1 million and approximately $0.3 million, respectively, for the LTIP awards. All of the non-vested LTIP awards granted during 2010 and 2011 included, with respect to the phantom unit awards, distribution equivalent rights (or DERs) or unit distribution rights, with respect to restricted unit awards, each of which are rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. However, any accrued distributions will be forfeited if the related awards fail to vest according to the relevant vesting conditions of the award.

        For the year ended December 31, 2011, the total fair value of the awards that vested was $1.1 million. As of December 31, 2011, the total unrecognized compensation expense related to the non-vested LTIP awards that are expected to vest was $1.5 million. The expense is expected to be recognized over a weighted-average period of 1.7 years. As of December 31, 2011, the intrinsic value of the non-vested LTIP awards was $1.8 million.

        During the first quarter of 2012, certain employees received grants of phantom unit awards with tandem DERs under the LTIP program. These awards were granted in connection with fiscal year 2011 performance and vest in equal annual installments over a three year period from the date of grant. The total value of the awards granted was approximately $0.4 million and the expense related to these awards will be recognized ratably over the three year vesting period, plus any mark-to-market expense.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. COMMITMENTS AND CONTINGENCIES

        Coal Sales Contracts and Contingencies—As of December 31, 2011, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of 4.5 million, 3.4 million, 2.0 million and 0.3 million tons of coal to 13 customers in 2012, 7 customers in 2013, 5 customer in 2014 and 2 customers in 2015, respectively. Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

        Purchase Commitments—As of December 31, 2011, the Partnership had 4.0 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2012 for $14.0 million.

        As of December 31, 2011, the Partnership had capital expenditure commitments of approximately $12.2 million related to completing the construction of a preparation plant in its Central Appalachia segment.

        Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market ("OTC"). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Purchased coal expense	$14,283	$5,373	$10,525
OTC expense	$14	$8,354	$98,575

        As of December 31, 2011, the Partnership had an outstanding commitment to purchase approximately 0.3 million tons of coal from a third party during 2012 for approximately $23.1 million.

        Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Lease expense	$2,630	$5,212	$8,151
Royalty expense	$16,175	$11,656	$12,866

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. COMMITMENTS AND CONTINGENCIES (Continued)

        Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying statements of financial position) are as follows:

Years Ended December 31,	Royalties	Leases
	(in thousands)
2012	$436	$1,167
2013	436	895
2014	481	89
2015	464	45
2016	464	—
Thereafter	2,320	—

Total minimum royalty and lease payments	$4,601	$2,196

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

        Legal Matters—The Partnership is involved in various legal proceedings arising in the ordinary course of business due to claims from various third parties, including the worker's compensation claim for approximately $0.7 million related to the Elk Horn acquisition that is discussed in Note 4, as well as potential citations and fines from the Mine Safety and Health Administration, potential claims from land or lease owners and potential property damage claims from third parties. The Partnership is not party to any other pending litigation that is probable to have a material adverse effect on the financial condition, results of operations or cash flows of the Partnership. Management of the Partnership is also not aware of any significant legal, regulatory or governmental proceedings against or contemplated to be brought against the Partnership.

        Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk —In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the Consolidated Statements of Financial Position. The amount of bank letters of credit outstanding with PNC Bank, N.A., as the letter of credit issuer under the Partnership's credit facility, was $26.3 million as of December 31, 2011. The bank letters of credit outstanding reduce the borrowing capacity under the credit facility. In addition, the Partnership has outstanding surety bonds with third parties of $69.9 million as of December 31, 2011 to secure reclamation and other performance commitments.

        The credit facility is fully and unconditionally, jointly and severally guaranteed by the Partnership and substantially all of its wholly owned subsidiaries. Borrowings under the credit facility are collateralized by the unsecured assets of the Partnership and substantially all of its wholly owned subsidiaries. See Note 10 for a more complete discussion of the Partnership's debt obligations.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2011, Wexford Capital fully and unconditionally guarantees less than 1% of the Partnership's obligations under its outstanding surety bonds with third parties to secure reclamation and other performance commitments.

        Joint Venture—Pursuant to the joint venture agreement with Patriot, the Partnership is required to contribute additional capital to assist in funding the development and operations of the joint venture. During the year ended December 31, 2011, the Partnership did not make any capital contributions. The Partnership may be required to contribute additional capital or make loans to the joint venture commensurate with its ownership percentage in subsequent periods.

15. EARNINGS PER UNIT ("EPU")

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended December 31, 2011 and 2010:

Year ended December 31, 2011	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$762	$19,603	$17,706
Denominator:
Weighted average units used to compute basic EPU	n/a	13,725	12,397
Effect of dilutive securities—LTIP awards	n/a	19	—

Weighted average units used to compute diluted EPU	n/a	13,744	12,397
Net income per limited partner unit, basic	n/a	$1.43	$1.43
Net income per limited partner unit, diluted	n/a	$1.43	$1.43

Partnership—Period from October 6 to December 31, 2010	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$109	$2,668	$2,669
Denominator:
Weighted average units used to compute basic EPU	n/a	12,400	12,397
Effect of dilutive securities—LTIP awards	n/a	13	—

Weighted average units used to compute diluted EPU	n/a	12,413	12,397
Net income per limited partner unit, basic	n/a	$0.22	$0.22
Net income per limited partner unit, diluted	n/a	$0.22	$0.22

        For the year ended December 31, 2009, the Partnership does not have EPU figures to disclose since the Partnership did not have any operations during that time period.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

16. MAJOR CUSTOMERS

        The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables:

	December 31, 2011 Receivable Balance	Year Ended December 31, 2011 Sales	December 31, 2010 Receivable Balance	Year Ended December 31, 2010 Sales	December 31, 2009 Receivable Balance	Year Ended December 31, 2009 Sales
	(in thousands)
Indiana Harbor Coke Company, L.P	$4,259	$39,767	$1,539	$51,277	$2,260	$47,478
American Electric Power Company, Inc.	3,556	43,840	1,584	36,003	6,563	97,006
GenOn Energy, Inc. (fka Mirant Corporation)	3,254	56,000	1,440	37,420	n/a	n/a
Blackstone Resources, Inc.	3,553	23,104	n/a	n/a	n/a	n/a
Constellation Energy Group, Inc.	n/a	n/a	n/a	n/a	$1,702	$67,167
PPL Corporation	3,038	46,672	n/a	n/a	n/a	n/a

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The carrying value of the Partnership's debt instruments approximate fair value since effective rates for these instruments are comparable to market at year-end.

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

        Other than the assets described in Note 6, the Partnership does not have any nonfinancial assets or nonfinancial liabilities measured at fair value.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2011	2010	2009
		(in thousands)
Wexford Capital LP	Expenses for legal, consulting, and advisory services	$263	$278	$61
Wexford Capital LP	Distributions	38,602	—	—
Wexford Capital LP	Partner's contribution	1,450	—	85
Rhino Eastern LLC	Equity in net income (loss) of unconsolidated affiliate	3,338	4,699	893
Rhino Eastern LLC	Distributions from unconsolidated affiliate	3,351	—	—
Rhino Eastern LLC	Return of capital from unconsolidated affiliate	—	3,137	—
Rhino Eastern LLC	Notes receivable	—	—	377
Rhino Eastern LLC	Expenses for legal, health claims, workers' compensation and other expenses	4,662	2,179	997
Rhino Eastern LLC	Receivables for legal, health claims and workers' compensation and other expenses	1,140	686	161
Rhino Eastern LLC	Interest receivable	—	—	1
Rhino Eastern LLC	Investment in unconsolidated affiliate	18,736	18,749	17,186

        From time to time, employees from Wexford Capital perform legal, consulting, and advisory services to the Partnership. The Partnership incurred expenses of $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, for legal, consulting, and advisory services performed by Wexford Capital.

        During 2011, the Partnership provided loans based upon its ownership share to Rhino Eastern, a joint venture between the Partnership and Patriot, totaling approximately $5.8 million that were fully repaid as of December 31, 2011. As of December 31, 2009, the Predecessor had a note receivable outstanding of $0.4 million to Rhino Eastern. The note had a fixed interest rate of 10%. The note was fully repaid as of December 31, 2010.

        From time to time, the Partnership and Predecessor have allocated and paid expenses on behalf of the joint venture. During the years ended December 31, 2011, 2010 and 2009, the Partnership and Predecessor paid expenses for legal, health claims and workers' compensation of $4.7 million, $2.2 million and $1.0 million, respectively, on behalf of the joint venture that were subsequently billed and paid by the joint venture to the Partnership and Predecessor, as appropriate.

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash payments for interest were $4.3 million, $4.1 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The Consolidated Statements of Cash Flows for the year ended December 31, 2011 is exclusive of approximately $3.2 million of property, plant and equipment additions which are recorded in accounts payable, approximately $5.2 million of property, plant and equipment additions which are included in accrued expenses and other liabilities, approximately $0.7 million of non-cash expense recognized for LTIP unit awards granted by the general partner to certain of its employees and to its directors and approximately $0.8 million related to the value of LTIP units that were issued to certain employees and directors of the general partner.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Continued)

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

20. SEGMENT INFORMATION

        The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio, Colorado and Utah. The Partnership sells primarily to electric utilities in the United States. In addition, with the acquisition of Elk Horn mentioned earlier, the Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the year ended December 31, 2011, the Partnership has four reportable business segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of underground mines in Colorado and Utah) and Eastern Met (comprised solely of the joint venture with Patriot). Additionally, the Partnership has an Other category that is comprised of the Partnership's ancillary businesses. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning total segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership's chief operating decision maker.

        In periods prior to the year ended December 31, 2010, the Partnership had included its Colorado mine in the Other category since this operation did not meet the quantitative thresholds requiring separate disclosure as a reportable segment. With the acquisition of the Utah mining complex in August 2010, the Partnership began to report a separate Rhino Western segment that includes the Colorado mine and Utah mining complex as one reportable segment since the Partnership's chief operating decision maker reviews the results of these operations on a combined basis. For periods prior

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

20. SEGMENT INFORMATION (Continued)

to the year ended December 31, 2010, the segment data has been reclassified to present the results of the Colorado mine in the Rhino Western segment instead of the Other category.

        The Partnership has historically accounted for the joint venture (formed in the year ended December 31, 2008) under the equity method. Under the equity method of accounting, the Partnership has historically only presented limited information (net income). The Partnership considers this operation to comprise a separate operating segment and has presented additional operating detail (with corresponding eliminations and adjustments to reflect its percentage of ownership) below. Since this equity method investment met the significance test of ten percent of net income in 2010, the Partnership has presented additional summarized financial information for this equity method investment below.

        Reportable segment results of operations and financial position for the year ended December 31, 2011 are as follows (Note: "DD&A" refers to depreciation, depletion and amortization):

				Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Complete Basis	Equity Method Eliminations	Equity Method Presentation	Other	Total Consolidated
	(in thousands)
Total assets	$324,911	$57,137	$72,986	$45,182	$(45,182)	$—	$83,760	$538,794
Total revenues	219,274	119,966	21,688	50,073	(50,073)	—	6,293	367,221
DD&A	22,115	8,160	3,057	2,959	(2,959)	—	2,993	36,325
Interest expense	2,329	2,020	581	52	(52)	—	1,132	6,062
Net Income (loss)	$19,194	$22,980	$(2,813)	$6,545	$(3,207)	$3,338	$(4,628)	$38,071

        Reportable segment results of operations and financial position for the year ended December 31, 2010 are as follows:

				Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Complete Basis	Equity Method Eliminations	Equity Method Presentation	Other	Total Consolidated
	(in thousands)
Total assets	$195,619	$53,244	$60,975	$42,645	$(42,645)	$—	$48,807	$358,645
Total revenues	195,584	95,431	8,839	40,094	(40,094)	—	5,793	305,647
DD&A	20,083	9,348	594	3,196	(3,196)	—	4,083	34,108
Interest expense	2,292	1,948	195	72	(72)	—	903	5,338
Net Income (loss)	$20,611	$10,098	$11,214	$8,946	$(4,247)	$4,699	$(5,473)	$41,149

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

20. SEGMENT INFORMATION (Continued)

        Reportable segment results of operations and financial position for the year ended December 31, 2009 are as follows:

				Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Complete Basis	Equity Method Eliminations	Equity Method Presentation	Other	Total Consolidated
	(in thousands)
Total assets	$207,870	$55,565	$24,755	$42,428	$(42,428)	$—	$51,794	$339,984
Total revenues	297,724	106,741	11,209	28,820	(28,820)	—	4,116	419,790
DD&A	23,877	7,862	725	2,863	(2,863)	—	3,815	36,279
Interest expense	3,531	1,776	189	429	(429)	—	726	6,222
Net Income (loss)	$561	$17,638	$3,306	$1,751	$(858)	$893	$(2,936)	$19,462

        Additional summarized financial information for the equity method investment as of and for the periods ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(in thousands)
Current assets	$7,880	$7,413	$5,947
Noncurrent assets	37,302	35,232	36,481
Current liabilities	5,388	3,308	3,372
Noncurrent liabilities	3,056	2,574	5,481
Total costs and expenses	43,477	31,103	25,981
Income (loss) from operations	6,596	8,991	2,839

        Additional information on the Partnership's revenue by product category for the periods ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(in thousands)
Met coal revenue	$79,227	$88,570	$57,505
Steam coal revenue	254,649	201,315	344,247
Other revenue	33,345	15,762	18,038

Total revenue	$367,221	$305,647	$419,790

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Revenues	$82,755	$89,877	$93,564	$101,026
Income from operations	6,494	9,506	10,424	14,319
Net income	$6,136	$9,377	$9,846	$12,712
Basic and diluted net income per limited partner unit:
Common units	$0.24	$0.37	$0.36	$0.45
Subordinated units	$0.24	$0.37	$0.36	$0.45
Weighted average number of limited partner units outstanding, basic:
Common units	12,402	12,416	14,732	15,309
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	12,431	12,434	14,747	15,320
Subordinated units	12,397	12,397	12,397	12,397

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Revenues	$66,603	$78,428	$85,229	$75,387
Income from operations	8,136	7,898	21,674	4,055
Net income	$6,544	$7,142	$21,808	$5,656
Basic and diluted net income per limited partner unit:
Common units	n/a	n/a	n/a	$0.22
Subordinated units	n/a	n/a	n/a	$0.22
Weighted average number of limited partner units outstanding, basic:
Common units	n/a	n/a	n/a	12,400
Subordinated units	n/a	n/a	n/a	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	n/a	n/a	n/a	12,413
Subordinated units	n/a	n/a	n/a	12,397