Form 10-Q
period 2012-09-30
Rhino Resource Partners LP
filed 2012-11-09
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, 15,346,683 common units and 12,397,000 subordinated units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$540	$449
Accounts receivable, net of allowance for doubtful accounts ($0 as of September 30, 2012 and December 31, 2011)	37,227	37,242
Inventories	18,878	15,629
Advance royalties, current portion	471	1,428
Prepaid expenses and other	4,768	4,327
Total current assets	61,884	59,075
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	676,370	637,563
Less accumulated depreciation, depletion and amortization	(209,932)	(187,447)
Net property, plant and equipment	466,438	450,116
Advance royalties, net of current portion	3,361	1,924
Investment in unconsolidated affiliates	22,098	18,736
Goodwill	—	202
Intangible assets	1,248	1,308
Other non-current assets	6,608	7,433
TOTAL	$561,637	$538,794
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$19,761	$23,145
Accrued expenses and other	19,974	19,691
Current portion of long-term debt	2,829	1,334
Current portion of asset retirement obligations	3,409	3,192
Current portion of postretirement benefits	157	157
Total current liabilities	46,130	47,519
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	167,635	141,764
Asset retirement obligations, net of current portion	30,469	30,921
Other non-current liabilities	7,746	6,000
Postretirement benefits, net of current portion	5,842	5,492
Total non-current liabilities	211,692	184,177
Total liabilities	257,822	231,696
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	290,210	293,100
General partner	11,478	11,650
Accumulated other comprehensive income	2,127	2,348
Total partners’ capital	303,815	307,098
TOTAL	$561,637	$538,794

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
REVENUES:
Coal sales	$83,902	$81,988	$225,683	$244,367
Freight and handling revenues	1,610	1,548	4,923	4,118
Other revenues	8,063	10,028	34,849	17,710
Total revenues	93,575	93,564	265,455	266,195
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	69,369	69,004	186,659	197,477
Freight and handling costs	1,521	1,331	4,583	3,271
Depreciation, depletion and amortization	10,065	9,157	30,912	26,513
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,654	6,350	15,039	15,345
(Gain)/loss on sale of assets—net	(1,185)	(2,702)	(2,176)	(2,836)
Total costs and expenses	84,424	83,140	235,017	239,770
INCOME FROM OPERATIONS	9,151	10,424	30,438	26,425
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense	(2,105)	(1,850)	(5,889)	(4,274)
Interest income and other	15	14	91	50
Equity in net income of unconsolidated affiliate	1,815	1,258	6,206	3,158
Total interest and other income (expense)	(275)	(578)	408	(1,066)
INCOME BEFORE INCOME TAXES	8,876	9,846	30,846	25,359
INCOME TAXES	—	—	—	—
NET INCOME	8,876	9,846	30,846	25,359
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	(73)	—	(221)	—
COMPREHENSIVE INCOME	$8,803	$9,846	$30,625	$25,359

General partner’s interest in net income	$177	$197	$617	$507
Common unitholders’ interest in net income	$4,806	$5,240	$16,709	$12,718
Subordinated unitholders’ interest in net income	$3,893	$4,409	$13,520	$12,134
Net income per limited partner unit, basic:
Common units	$0.31	$0.36	$1.09	$0.98
Subordinated units	$0.31	$0.36	$1.09	$0.98
Net income per limited partner unit, diluted:
Common units	$0.31	$0.36	$1.09	$0.98
Subordinated units	$0.31	$0.36	$1.09	$0.98
Distributions paid per limited partner unit	$0.445	$0.455	$1.405	$1.3308
Weighted average number of limited partner units outstanding, basic:
Common units	15,332	14,732	15,322	12,993
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	15,333	14,747	15,327	13,014
Subordinated units	12,397	12,397	12,397	12,397

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,846	$25,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	30,912	26,513
Accretion on asset retirement obligations	1,305	1,469
Accretion on interest-free debt	165	157
Amortization of deferred revenue	(910)	(361)
Amortization of advance royalties	161	906
Amortization of debt issuance costs	806	774
Provision (reversal) for doubtful accounts	—	(19)
Amortization of actuarial gain	(221)	—
Equity in net (income) of unconsolidated affiliate	(6,206)	(3,158)
Distribution from unconsolidated affiliate	2,958	—
Loss on retirement of advance royalties	86	79
(Gain) on sale of assets—net	(1,764)	(2,836)
Equity-based compensation	683	643
Changes in assets and liabilities:
Accounts receivable	15	(4,913)
Inventories	(3,249)	1,621
Advance royalties	(728)	(981)
Prepaid expenses and other assets	(416)	1,074
Accounts payable	(3,384)	5,657
Accrued expenses and other liabilities	7,888	779
Asset retirement obligations	(1,269)	(1,967)
Postretirement benefits	350	521
Net cash provided by operating activities	58,028	51,317
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(53,347)	(64,606)
Proceeds from sales of property, plant, and equipment	2,684	1,841
Proceeds from sale of coal properties and related assets and liabilities	—	20,000
Principal payments received on notes receivable	11,945	5,270
Cash paid from issuance of notes receivable	(11,945)	(5,270)
Changes in restricted cash	—	34
Acquisition of coal companies and other properties	—	(119,299)
Return of capital from unconsolidated affiliate	—	1,311
Investment in unconsolidated affiliate	(114)	—
Net cash used in investing activities	(50,777)	(160,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	173,300	276,350
Repayments on line of credit	(146,770)	(194,450)
Proceeds from issuance of long-term debt	2,603	1,379
Repayments on long-term debt	(1,932)	(2,700)
Net settlement of employee withholding taxes on unit awards vested	(85)	(164)
Debt issuance costs	—	(3,758)
Distributions to unitholders	(34,276)	(35,038)
General partner’s contributions	7	1,444
Proceeds from issuance of common units, net of issuance costs	—	66,916
Payment of offering costs	(7)	(357)
Net cash (used in) provided by financing activities	(7,160)	109,622
NET INCREASE IN CASH AND CASH EQUIVALENTS	91	220
CASH AND CASH EQUIVALENTS—Beginning of period	449	76
CASH AND CASH EQUIVALENTS—End of period	$540	$296

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP (the “Partnership”) and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2012, condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 include all adjustments (consisting of normal recurring adjustments) which the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Organization—The Partnership is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Predecessor” or the “Operating Company”). The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the IPO of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia, and Utah and also have one underground mine located in Colorado that remained temporarily idled at September 30, 2012. The majority of sales are made to domestic utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Operating Company manages and leases coal properties and collects royalties from such management and leasing activities. The Operating Company was formed in April 2003 and has been built primarily via acquisitions.

In addition to its coal operations, the Partnership has invested in oil and gas mineral rights that began to generate royalty revenues in early 2012.

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

In May 2008, the Operating Company entered into a joint venture, Rhino Eastern LLC (“Rhino Eastern”), with an affiliate of Patriot Coal Corporation (“Patriot”) to acquire the Eagle mining complex. To initially capitalize the joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture and accounts for the investment in the joint venture and its results of operations under the equity method. The Partnership considers the operations of this entity to comprise a reporting segment (“Eastern Met”) and has provided additional detail related to this operation in Note 18, “Segment Information.” As of September 30, 2012 and December 31, 2011, the Partnership has recorded its Rhino Eastern equity method investment of $22.0 million and $18.7 million, respectively, as a long-term asset. During the nine months ended September 30, 2012, the Partnership provided loans to the Rhino Eastern joint venture in the amount of $11.9 million, which were fully repaid as of September 30, 2012.

On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection. While the long term impact of the Patriot bankruptcy filing on the Rhino Eastern joint venture remains uncertain at this point, normal operations have continued at the joint venture and thus far the bankruptcy filing has not had a material negative effect on Rhino Eastern.

In March 2012, the Partnership made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf, with affiliates of Wexford Capital LP (“Wexford Capital”).  Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio.  The initial investment was the Partnership’s proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during the nine months ended September 30, 2012 and the Partnership will initially include any operating activities of Timber Wolf in its Other category.

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

The following table presents selected unaudited pro forma financial information for the three and nine months ended September 30, 2011, as if the acquisition had occurred on January 1, 2011. The pro forma information was prepared using Elk Horn’s historical financial data and also reflects adjustments based upon assumptions by the Partnership’s management to give effect for certain pro forma items that are directly attributable to the acquisition. These pro forma adjustment items include increased depletion expense related to the step-up in basis for the mineral assets acquired and increased interest expense from borrowings incurred to fund the acquisition. The pro forma adjustments for interest expense and earnings per unit reflect the net amount of the additional borrowings incurred by the Partnership in June 2011 to initially fund the acquisition that were partially offset by proceeds from common units issued in a public offering completed in July 2011. Supplemental pro forma revenue, net earnings and earnings per unit disclosures are as follows.

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
	(in thousands)
Revenues:
As reported	$93,564	$266,195
Pro forma adjustments	—	9,477
Pro forma revenues	$93,564	$275,672

Net Income:
As reported	$9,846	$25,359
Pro forma adjustments	(26)	3,076
Pro forma net income	$9,820	$28,435

Net income per limited partner unit, diluted:
As reported	$0.36	$0.98
Pro forma adjustments	$(0.01)	$0.03
Pro forma net income per limited partner unit	$0.35	$1.01

Acquisition of Oil and Gas Mineral Rights

During the year ended December 31, 2011, the Partnership completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. The Partnership began to receive royalty revenues from these mineral rights in early 2012.

The Partnership and an affiliate of Wexford Capital have participated with Gulfport Energy (“Gulfport”), a publicly traded company, to acquire interests in a portfolio of oil and gas leases in the Utica Shale. An affiliate of Wexford Capital owns approximately 9.5% of the common stock of Gulfport as of March 13, 2012. During the year ended December 31, 2011, the Partnership completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio, which consisted of a 10.8% interest in approximately 80,000 acres. During the third quarter of 2012, the board of directors of the General Partner approved and the Partnership completed an exchange of its initial 10.8% position for a pro rata interest in 125,000 acres under lease by Gulfport and an affiliate of Wexford Capital. The non-cash transaction was an exchange of the Partnership’s operating interest for the operating interest owned by another party in order to diversify the Partnership’s risk in its oil and gas investment. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in the Utica acreage did not result in any gain or loss. Also during the third quarter of 2012, the Partnership’s position was adjusted to a 5% net interest in the 125,000 acres, or approximately 6,250 net acres. As of September 30, 2012, the Partnership had invested approximately $22.8 million for its pro rata interest in the Utica Shale portfolio of oil and gas leases. In addition, per the joint operating agreement completed between the Partnership, Gulfport and an affiliate of Wexford Capital, the Partnership has funded its proportionate share of drilling costs to Gulfport for wells being drilled on the Partnership’s acreage. For the three and nine months ended September 30, 2012, the Partnership has funded approximately $3.2 million of drilling costs that are included in Oil and gas properties in the unaudited condensed consolidated statements of financial position as of September 30, 2012. No revenues have been recognized by the Partnership on its Utica Shale investment for the three and nine months ended September 30, 2012.

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

The Partnership analyzed the lease agreement and determined that the lease bonus payments represented a conveyance of these oil and gas rights, and should be recognized as a component of the Partnership’s unaudited consolidated condensed statements of operations. This determination was based upon the fact that that the lease agreement did not require the Partnership to perform any future obligations to perform or participate in drilling activities and the lease agreement did not result in any pooling of assets that would be used to perform any future drilling activities. In addition, the entire amount of the lease bonus was recognized as Other revenues since the Partnership’s business activities have historically included the leasing of mineral resources, including coal leasing by Elk Horn, which have been recorded as Other revenues. These leasing activities are expected to continue. For the nine months ended September 30, 2012, the Partnership recorded $7.4 million related to the initial lease bonus payments within Other revenues in the Partnership’s Northern Appalachia segment.

Acquisition of Coal Properties

In May 2012, the Partnership completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, the Partnership could potentially be required to pay an additional $3.0 million related to this acquisition if certain conditions are met. Of that amount, $2.0 million was recorded in the Partnership’s unaudited condensed consolidated statements of financial position as of June 30, 2012 in Property, plant and equipment and Accrued expenses related to this acquisition since this additional amount related to the purchase of these assets was probable and estimable. The remaining $1.0 million in potential payments has not been recorded because the conditions requiring payment of this amount are currently not probable.

During the three months ended September 30, 2012, the Partnership paid $1.6 million of the $2.0 million that was accrued related to the acquisition since the conditions requiring payment had been met. The remaining accrued balance of $0.4 million is recorded in the Partnership’s unaudited condensed consolidated statements of financial position as of September 30, 2012 since the conditions remained probable and estimable.

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Other prepaid expenses	$672	$577
Prepaid insurance	2,360	1,526
Prepaid leases	150	103
Supply inventory	1,265	1,951
Deposits	321	170
Total Prepaid expenses and other	$4,768	$4,327

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2012 and December 31, 2011 are summarized by major classification as follows:

	Useful Lives	September 30, 2012	December 31, 2011
		(in thousands)
Land and land improvements		$36,924	$33,298
Mining and other equipment and related facilities	2 - 20 Years	285,855	244,819
Mine development costs	1 - 15 Years	65,571	65,824
Coal properties	1 - 15 Years	239,140	238,355
Oil and gas properties		31,164	27,964
Construction work in process		17,716	27,303
Total		676,370	637,563
Less accumulated depreciation, depletion and amortization		(209,932)	(187,447)
Net		$466,438	$450,116

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,950	$6,488	$24,414	$19,769
Depletion expense for coal properties	1,440	1,510	4,361	3,358
Amortization expense for mine development costs	526	809	1,650	2,358
Amortization expense for intangible assets	20	12	60	36
Amortization expense for asset retirement costs	129	338	427	992
Total depreciation, depletion and amortization	$10,065	$9,157	$30,912	$26,513

Sale of Mining Assets

On February 29, 2012, the Partnership sold certain non-core mining assets located in Pike County, Kentucky to a third party for approximately $0.6 million. The transaction also extinguished certain liabilities related to the assets sold. In relation to the sale of these assets and extinguishment of liabilities, the Partnership recorded a gain of approximately $0.9 million, which was higher than the sales amount due to the extinguishment of the liabilities. This gain is included on the (Gain)/loss on sale of assets—net line of the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

In August 2011, the Partnership sold and assigned certain non-core mining assets and related liabilities located in the Phelps, Kentucky area of its Tug River mining complex for approximately $20 million. The mining assets included leasehold interests and permits to surface and mineral interests that included steam coal reserves and non-reserve coal deposits. Additionally, the sales agreement included the potential for additional payments of approximately $8.75 million dependent upon the future issuance of certain permits and the commencement of mining activities by the purchaser. These contingent payments are being accounted for as gain contingencies and will be recognized in the future when and if the contingencies are resolved. The transaction also transferred certain liabilities related to the assets sold. In relation to the sale of these assets and transfer of liabilities, the Partnership recorded a gain of approximately $2.4 million that is included on the (Gain)/loss on sale of assets—net line of the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

Sale of Triad Operations

In August 2012, the Partnership sold the operations and tangible assets of its roof bolt manufacturing company, Triad Roof Support Systems, LLC (“Triad”), to a third party for $0.5 million of cash consideration. As part of the sale, the Partnership retained the rights to certain intellectual property and entered into an exclusive license and option to purchase agreement for this intellectual property with the same third party for potential additional cash consideration. The Partnership has not recorded any portion of this additional consideration since this amount is contingent upon the third party determining the viability of the related intellectual property to their specifications. In connection with the purchase of Triad in 2009, the Partnership had recorded approximately $0.2 million of goodwill. Since the Partnership disposed of the entire operations and fixed assets of the Triad reporting unit, the goodwill was included in the carrying amount of the Triad reporting unit to determine the $0.2 million gain that was recorded on the sale of this reporting unit.  This gain is included on the (Gain) loss on sale/acquisition of assets—net line of the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

6. GOODWILL AND INTANGIBLE ASSETS

ASC Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Goodwill as included in the Other category as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Goodwill from the acquisition of Triad	$—	$202

As discussed in Note 5, the Partnership’s goodwill balance was reduced to zero since it was included in the disposal of the Partnership’s Triad operations that were sold during the third quarter of 2012.

Intangible assets as of September 30, 2012 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$153	$575
Developed Technology	78	16	62
Trade Name	184	12	172
Customer List	470	31	439
Total	$1,460	$212	$1,248

Intangible assets as of December 31, 2011 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$121	$607
Developed Technology	78	13	65
Trade Name	184	5	179
Customer List	470	13	457
Total	$1,460	$152	$1,308

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

Amortization expense for the three and nine months ended September 30, 2012 and 2011 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at September 30, 2012:

		Developed		Customer
	Patent	Technology	Trade Name	List	Total
	(in thousands)
2012 (from Oct 1 to Dec 31)	$11	$1	$2	$6	$20
2013	43	5	9	23	80
2014	43	5	9	23	80
2015	43	5	9	23	80
2016	43	5	9	23	80

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Deposits and other	$2,470	$2,481
Debt issuance costs—net	4,119	4,925
Deferred expenses	19	27
Total	$6,608	$7,433

Debt issuance costs were approximately $8.0 million as of September 30, 2012 and December 31, 2011. Accumulated amortization of debt issuance costs were approximately $3.9 million and approximately $3.1 million as of September 30, 2012 and December 31, 2011, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Payroll, bonus and vacation expense	$3,992	$4,128
Non income taxes	4,314	3,950
Royalty expenses	2,860	2,489
Accrued interest	646	797
Health claims	1,538	1,386
Workers’ compensation & pneumoconiosis	1,690	1,690
Deferred revenues	2,490	1,967
Other	2,444	3,284
Total	$19,974	$19,691

9. DEBT

Debt as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$163,530	$137,000
Note payable to H&L Construction Co., Inc.	1,745	2,284
Other notes payable	5,189	3,814
Total	170,464	143,098
Less current portion	(2,829)	(1,334)
Long-term debt	$167,635	$141,764

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

On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility is $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million is available for letters of credit. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the twelve months ended September 30, 2012. The amended and restated senior secured credit facility expires in July 2016.

As part of executing the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $2.8 million to the lenders, which was recorded in Debt issuance costs in Other non-current assets on the Partnership’s unaudited condensed consolidated statements of financial position.

At September 30, 2012, the Operating Company had borrowed $162.0 million at a variable interest rate of LIBOR plus 2.75% (2.98% at September 30, 2012) and an additional $1.5 million at a variable interest rate of PRIME plus 1.75% (5.00% at September 30, 2012). In addition, the Operating Company had outstanding letters of credit of approximately $23.2 million at a fixed interest rate of 2.75% at September 30, 2012. Based upon a maximum borrowing capacity of three times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $78.0 million of the borrowing availability at September 30, 2012.

Note payable to H&L Construction Co., Inc.— The note payable to H&L Construction Co., Inc. was originally a non-interest bearing note and the Partnership has recorded a discount for imputed interest at a rate of 5.0% on this note that is being amortized over the life of the note using the effective interest method. The note payable matures in January 2015. The note is secured by mineral rights purchased by the Partnership from H&L Construction Co., Inc. with a carrying amount of approximately $11.4 million and approximately $11.6 million at September 30, 2012 and December 31, 2011, respectively.

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2012 and the year ended December 31, 2011 are as follows:

	Nine months ended September 30, 2012	Year ended December 31, 2011
	(in thousands)
Balance at beginning of period (including current portion)	$34,113	$35,691
Accretion expense	1,305	1,956
Adjustment resulting from addition of property	—	2,707
Adjustment resulting from disposal of property	(271)	(3,588)
Adjustments to the liability from annual recosting and other	—	(617)
Liabilities settled	(1,269)	(2,036)
Balance at end of period	33,878	34,113
Current portion of asset retirement obligation	3,409	3,192
Long-term portion of asset retirement obligation	$30,469	$30,921

11. EMPLOYEE BENEFITS

In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees. The Partnership has no other postretirement plans.

Net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service costs	$86	$116	$291	$349
Interest cost	52	74	179	222
Amortization of (gain)	(73)	—	(221)	—
Total	$65	$190	$249	$571

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
401(k) plan expense	$580	$583	$1,743	$1,652

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

As of September 30, 2012, the General Partner granted phantom units to certain employees and restricted units and unit awards to its directors. A portion of these grants were made in connection with the IPO completed during October 2010, as well as annual restricted unit awards to directors and phantom unit awards granted in the first quarter of 2012 to certain employees in connection with fiscal year 2011 performance. A total of 20,664 phantom units were granted in the first quarter of 2012 and these awards vest in equal annual installments over a three year period from the date of grant. The remaining terms and conditions of these phantom unit awards are similar to the phantom units awarded in connection with the Partnership’s IPO. The total fair value of the awards granted in the first quarter of 2012 was approximately $0.4 million at the grant date and the fair value of these awards was approximately $0.3 million as of September 30, 2012. The expense related to these awards will be recognized ratably over the three year vesting period, plus any mark-to-market expense or income, and the amount of expense recognized in the three and nine months ended September 30, 2012 related to these awards was immaterial.

With the vesting of the first portion of the employees’ IPO awards in early April 2011, the Compensation Committee of the board of directors of the General Partner elected to pay some of the awards in cash or a combination of cash and common units. This election was a change in policy since management had previously planned to settle all employee awards with units upon vesting as per the grant agreements. This policy change resulted in a modification of all employee awards from equity to liability classification as of March 31, 2011 and all new awards granted thereafter. For the nine months ended September 30, 2011, the Partnership recorded approximately $0.2 million in incremental compensation expense due to the modification of the employees’ IPO awards. For the three months ended September 30, 2011 and the three and nine months ended September 30, 2012, the Partnership did not record any incremental compensation expense due to the modification of the employees’ IPO awards since the market price of the Partnership’s common units was below the IPO grant price.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2012, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of approximately 1.1 million, 3.6 million, 2.4 million, 0.8 million and 0.3 million tons of coal to 18 customers in 2012, 12 customers in 2013, 7 customer in 2014, 3 customer in 2015, and 1 customer in 2016, respectively. Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

The Partnership received a notice from one of its major customers in early April 2012 announcing it would be delaying some of its contracted steam coal shipments from the Partnership’s Central Appalachia and Northern Appalachia operations for an undefined period of time due to an over-supply of coal at its locations. This customer resumed purchasing regularly scheduled contracted tons during June and purchased regularly scheduled contracted tons during the third quarter of 2012. The Partnership continues to work with this customer to deliver contracted shipments that were delayed earlier in 2012.

Purchase Commitments—As of September 30, 2012, the Partnership had approximately 1.0 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2012 for approximately $3.5 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchased coal expense from coal purchase contracts and expense from OTC purchases for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Purchased coal expense	$7,460	$1,326	$17,622	$6,211
OTC expense	$—	$771	$—	$785

As of September 30, 2012, the Partnership had an outstanding commitment to purchase approximately 0.1 million tons of coal from a third party for the remainder of 2012 for approximately $7.3 million.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease expense	$873	$607	$2,136	$1,924
Royalty expense	$3,654	$3,692	$10,741	$11,444

Joint Ventures—Pursuant to the Rhino Eastern joint venture agreement with Patriot, the Partnership is required to contribute additional capital to assist in funding the development and operations of the Rhino Eastern joint venture. During the three and nine months ended September 30, 2012 and 2011, the Partnership did not make any capital contributions to the Rhino Eastern joint venture. The Partnership may be required to contribute additional capital to the Rhino Eastern joint venture in subsequent periods.

The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012.  The Partnership made an initial capital contribution of approximately $0.1 million during the nine months ended September 30, 2012 based upon its proportionate ownership interest.

14. EARNINGS PER UNIT (“EPU”)

The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended September 30, 2012 and 2011:

Three months ended September 30, 2012	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$177	$4,806	$3,893
Denominator:
Weighted average units used to compute basic EPU	n/a	15,332	12,397
Effect of dilutive securities — LTIP awards	n/a	1	—
Weighted average units used to compute diluted EPU	n/a	15,333	12,397

Net income per limited partner unit, basic	n/a	$0.31	$0.31
Net income per limited partner unit, diluted	n/a	$0.31	$0.31

Nine months ended September 30, 2012	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$617	$16,709	$13,520
Denominator:
Weighted average units used to compute basic EPU	n/a	15,322	12,397
Effect of dilutive securities — LTIP awards	n/a	5	—
Weighted average units used to compute diluted EPU	n/a	15,327	12,397

Net income per limited partner unit, basic	n/a	$1.09	$1.09
Net income per limited partner unit, diluted	n/a	$1.09	$1.09

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended September 30, 2012, approximately 77,000 LTIP granted phantom units were anti-dilutive. There were no other anti-dilutive units for any other periods presented.

Three months ended September 30, 2011	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$197	$5,240	$4,409
Denominator:
Weighted average units used to compute basic EPU	n/a	14,732	12,397
Effect of dilutive securities — LTIP awards	n/a	15	—
Weighted average units used to compute diluted EPU	n/a	14,747	12,397

Net income per limited partner unit, basic	n/a	$0.36	$0.36
Net income per limited partner unit, diluted	n/a	$0.36	$0.36

Nine months ended September 30, 2011	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$507	$12,718	$12,134
Denominator:
Weighted average units used to compute basic EPU	n/a	12,993	12,397
Effect of dilutive securities — LTIP awards	n/a	21	—
Weighted average units used to compute diluted EPU	n/a	13,014	12,397

Net income per limited partner unit, basic	n/a	$0.98	$0.98
Net income per limited partner unit, diluted	n/a	$0.98	$0.98

15. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30,	Nine months	Nine months
	2012	ended	ended
	Receivable	September 30,	September 30,
	Balance	2012 Sales	2011 Sales
	(in thousands)
GenOn Energy, Inc.	$5,352	$38,847	$44,178
Indiana Harbor Coke Company, L.P	4,652	28,806	29,812
PPL Corporation	3,042	30,553	n/a
American Electric Power Company, Inc.	3,271	26,683	34,273

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s senior secured credit facility was determined based upon a market approach and approximates the carrying value at September 30, 2012. The fair value of the Partnership’s senior secured credit facility is a Level 2 measurement.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 excludes approximately $2.8 million of property additions, which are recorded in accounts payable, and approximately $0.4 million related to the value of phantom and restricted units that were issued to certain employees and directors of the General Partner.

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 also excludes $0.4 million related to the amount accrued for the acquisition of the western Kentucky assets discussed in Note 3 and approximately $0.4 million related to a gain recognized on an approved insurance claim for a damaged piece of equipment, which the proceeds had not been received as of September 30, 2012. The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2011 excludes approximately $1.8 million of property additions, which are recorded in accounts payable and approximately $0.5 million related to the value of phantom and restricted units that were issued to certain employees and directors of the General Partner.

18. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah and also has one underground mine located in Colorado that was temporarily idled. The Partnership sells primarily to electric utilities in the United States. In addition, with the acquisition of Elk Horn, the Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the three and nine months ended September 30, 2012, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of underground mines in Colorado and Utah) and Eastern Met (comprised solely of the joint venture with Patriot). Additionally, the Partnership has an Other category that is comprised of the Partnership’s ancillary businesses and investments in oil and gas mineral rights. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker.

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

Reportable segment results of operations for the three months ended September 30, 2012 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$51,428	$29,939	$10,621	$16,296	$(16,296)	$—	$1,587	$93,575
DD&A	6,165	2,189	1,217	508	(508)	—	494	10,065
Interest expense	1,212	221	201	16	(16)	—	471	2,105
Net Income (loss)	$(143)	$6,123	$1,891	$3,558	$(1,743)	$1,815	$(810)	$8,876

Reportable segment results of operations for the three months ended September 30, 2011 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$53,443	$32,568	$6,044	$14,323	$(14,323)	$—	$1,509	$93,564
DD&A	5,550	1,992	857	754	(754)	—	758	9,157
Interest expense	691	675	201	32	(32)	—	283	1,850
Net Income (loss)	$3,904	$6,313	$(427)	$2,466	$(1,208)	$1,258	$(1,202)	$9,846

Reportable segment results of operations for the nine months ended September 30, 2012 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Segments
	(in thousands)
Total revenues	$135,607	$94,298	$30,767	$49,133	$(49,133)	$—	$4,783	$265,455
DD&A	19,801	6,154	3,323	1,630	(1,630)	—	1,634	30,912
Interest expense	3,340	620	546	155	(155)	—	1,383	5,889
Net Income (loss)	$812	$23,199	$4,750	$12,312	$(6,106)	$6,206	$(4,121)	$30,846

Reportable segment results of operations for the nine months ended September 30, 2011 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Segments
	(in thousands)
Total revenues	$158,092	$90,306	$13,065	$37,093	$(37,093)	$—	$4,732	$266,195
DD&A	15,948	6,177	2,117	2,328	(2,328)	—	2,271	26,513
Interest expense	1,640	1,429	360	49	(49)	—	845	4,274
Net Income (loss)	$10,336	$18,036	$(2,327)	$6,193	$(3,035)	$3,158	$(3,844)	$25,359

During 2012, the Partnership’s management changed the method that allocates certain corporate overhead and interest charges to the Partnership’s reportable segments from a method based on production tons to a method based upon the amount invested in fixed assets. The Partnership’s management changed the allocation method as a result of additional investments that the Partnership has made in its non-coal operations. Reportable segment figures have not been re-casted for 2011. If the new allocation method had been used for the three months ended September 30, 2011, reportable segment net income would have been reduced by approximately $0.8 million for Central Appalachia and reduced by approximately $0.6 million for the Other category as compared to the reported figures above, and reportable segment net income would have been increased by approximately $1.2 million for Northern Appalachia and increased by approximately $0.2 million for Rhino Western as compared to the reported figures above. If the new allocation method had been used for the nine months ended September 30, 2011, reportable segment net income would have been reduced by approximately $1.4 million for Central Appalachia, reduced by approximately $0.1 million for Rhino Western and reduced by approximately $1.6 million for the Other category as compared to the reported figures above, and reportable segment net income would have been increased by approximately $3.1 million for Northern Appalachia from the reported figures above.

Additional summarized financial information for the Rhino Eastern equity method investment for the periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Total costs and expenses	$12,733	$11,825	$36,676	$30,851
Income from operations	3,563	2,498	12,457	6,242

19.  SUBSEQUENT EVENTS

On October 22, 2012, the Partnership announced a cash distribution of $0.445 per common unit, or $1.78 per unit on an annualized basis. This distribution will be paid on November 14, 2012 to all common unit holders of record as of the close of business on November 1, 2012.

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

During June 2012, we idled a majority of our operations at our Central Appalachia locations in eastern Kentucky and West Virginia to decrease our inventory. The idling of these operations was taken in response to inventory levels that had grown as we experienced continuing weakness in the coal markers that saw customers delaying a portion of their contracted shipments. We resumed operations at a majority of our Central Appalachia locations on July 9, 2012. Our operations at our two surface mines and one underground mine in Ohio as well as our underground mine in Utah continued to operate during the second and third quarters of 2012. In addition, our joint venture continued to operate two underground mines in West Virginia. In addition, we have one underground mine in Colorado that has been temporarily idled. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

For the three and nine months ended September 30, 2012, we generated revenues of approximately $93.6 million and approximately $265.5 million, respectively, and net income of approximately $8.9 million and approximately $30.8 million, respectively. Excluding results from the joint venture, for the three and nine months ended September 30, 2012, we produced and sold approximately 1.3 million tons and approximately 3.5 million tons of coal, respectively. For the three and nine months ended September 30, 2012, approximately 89% and 90% of tons sold, respectively, were sold pursuant to supply contracts. Additionally, the joint venture produced and sold approximately 0.1 million tons and 0.3 million tons, respectively, of premium mid-vol metallurgical coal for the three and nine months ended September 30, 2012.

Recent Developments

Patriot Coal Corporation Bankruptcy

We have a 51% equity interest in the Rhino Eastern joint venture, with Patriot Coal Corporation (“Patriot”) owning the remaining membership interest. On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection. While the long term impact of the Patriot bankruptcy filing on the Rhino Eastern joint venture remains uncertain at this point, normal operations have continued at the joint venture and thus far the bankruptcy filing has not had a material negative effect on Rhino Eastern.

Joint Venture and Other Investments

In March 2012, we made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf, with affiliates of Wexford Capital. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was our proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during the nine months ended September 30, 2012.

In addition, during the second quarter of 2012 we formed a services company to provide drill pad construction services in the Utica Shale for drilling operators. This services company completed the construction of two drill pads during the third quarter of 2012.

Coal Acquisitions

Acquisition of Coal Property

In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, we could potentially be required to pay an additional $3.0 million related to this acquisition if certain conditions are met. Of that amount, $2.0 million was recorded in our unaudited condensed consolidated statements of financial position as of June 30, 2012 in Property, plant and equipment and Accrued expenses related to this acquisition since this additional amount related to the purchase of these assets was probable and estimable. The remaining $1.0 million in potential payments has not been recorded because the conditions requiring payment of this amount are currently not probable.

During the three months ended September 30, 2012, we paid $1.6 million of the $2.0 million that was accrued related to the acquisition since the conditions requiring payment had been met. The remaining accrued balance of $0.4 million is recorded in our unaudited condensed consolidated statements of financial position as of September 30, 2012 since the conditions remained probable and estimable.

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

Acquisition of The Elk Horn Coal Company, LLC

In June 2011, we completed the acquisition of 100% of the ownership interests in Elk Horn for approximately $119.7 million in cash consideration. Elk Horn is primarily a coal leasing company located in eastern Kentucky that provides us with royalty revenues. The Elk Horn acquisition was funded with borrowings available under our credit facility, which were subsequently repaid with proceeds from an offering of our common units.

Oil and Gas Investments

During the year ended 2011, we completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. We began to receive royalty revenues from these mineral rights in early 2012.

We and an affiliate of Wexford Capital have participated with Gulfport Energy (“Gulfport”), a publicly traded company, to acquire interests in a portfolio of oil and gas leases in the Utica Shale. As of March 13, 2012, an affiliate of Wexford Capital owned approximately 9.5% of the common stock of Gulfport. During the year ended December 31, 2011, we completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio for a total purchase price of approximately $19.9 million. Gulfport is actively drilling in the Utica acreage and during the third quarter, Gulfport released results from three test wells that had been drilled on our acreage, which we believe are very positive due to the amount of hydrocarbon liquids contained in these wells.

Our initial position in the Utica Shale consisted of a 10.8% interest in approximately 80,000 acres. During the third quarter of 2012, the board of directors of our general partner approved and we completed an exchange of our initial 10.8% position for a pro rata interest in 125,000 acres under lease by Gulfport and an affiliate of Wexford Capital. Also during the third quarter of 2012, our position was adjusted to a 5% net interest in the 125,000 acres, or approximately 6,250 net acres. In addition, per the joint operating agreement completed between us, Gulfport and an affiliate of Wexford Capital, we have funded our proportionate share of drilling costs to Gulfport for wells being drilled on our acreage. For the three and nine months ended September 30, 2012, we funded approximately $3.2 million of drilling costs that are included in Oil and gas properties in our unaudited condensed consolidated statements of financial position as of September 30, 2012. No revenues have been recognized by us on our Utica Shale investment for the three and nine months ended September 30, 2012.

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

Sale of Triad Operations

In August 2012, we sold the operations and tangible assets of our roof bolt manufacturing company, Triad Roof Support Systems, LLC (“Triad”), to a third party for $0.5 million of cash consideration. As part of the sale, we retained the rights to certain intellectual property and entered into an exclusive license and option to purchase agreement for this intellectual property with the same third party for potential additional cash consideration. We have not recorded any portion of this additional consideration since this amount is contingent upon the third party determining the viability of the related intellectual property to their specifications. In connection with this sale, we recorded an approximate $0.2 million gain that is recorded on the (Gain) loss on sale/acquisition of assets—net line of our unaudited condensed consolidated statements of operations and comprehensive income.

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

In August 2011, we sold and assigned certain non-core mining assets and related liabilities located in the Phelps, Kentucky area of our Tug River mining complex for approximately $20 million. The mining assets included leasehold interests and permits to surface and mineral interests that included steam coal reserves and non-reserve coal deposits. Additionally, the sales agreement includes the potential for additional payments of approximately $8.75 million dependent upon the future issuance of certain permits and the commencement of mining activities by the purchaser. These contingent payments are being accounted for as gain contingencies and will be recognized in the future when and if the contingencies are resolved. The transaction also transferred certain liabilities related to the assets sold. Since we had limited mining operations on the assets that were sold, we believe the sale of these assets have not had a negative impact on our future financial results. In relation to the sale of these assets and transfer of liabilities, we recorded a gain of approximately $2.4 million.

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

Most often our coal is sold through supply contracts and we anticipate that we will continue to do so. As of September 30, 2012, we had commitments under sales contracts to deliver annually scheduled base quantities of approximately 1.1 million, approximately 3.6 million, approximately 2.4 million, approximately 0.8 million and approximately 0.3 million tons of coal to 18 customers in 2012, 12 customers in 2013, 7 customers in 2014, 3 customers in 2015 and 1 customer in 2016, respectively. Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

We received a notice from one of our major customers in early April 2012 announcing it would be delaying some of its contracted steam coal shipments from our Central Appalachia and Northern Appalachia operations for an undefined period of time due to an over-supply of coal at its locations. This customer resumed purchasing regularly scheduled contracted tons during June and purchased regularly scheduled contracted tons during the third quarter of 2012. We continue to work with this customer to deliver contracted shipments that were delayed earlier in 2012.

Results of Operations

Segment Information

We conduct business through four reportable business segments: Central Appalachia, Northern Appalachia, Eastern Met and Rhino Western. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which are located in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes the Elk Horn operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, the Leesville field and the Springdale field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2012. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of September 30, 2012. Our Rhino Western segment includes our two underground mines in the Western Bituminous region that consist of our McClane Canyon mine in Colorado that has been temporarily idled since the end of 2010, and remained idle at September 30, 2012, and our Castle Valley mining complex in Utah that began production in January 2011. The Eastern Met segment includes our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex, located in West Virginia, and for which we serve as manager. As of September 30, 2012, this complex was comprised of two underground mines and a preparation plant and loadout facility (owned by our joint venture partner). Our Other category includes our ancillary businesses that consist of limestone operations and various businesses that provide support services such as reclamation, maintenance and transportation, the cost of which is reflected in our cost of operations, and our investments in oil and gas mineral rights. Our Other category included our Triad roof bolt manufacturing operations during 2011 and the portion of 2012 until this operation was sold on August 31, 2012.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Statement of Operations Data:
Total revenues	$93.6	$93.6	$265.5	$266.2
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	69.4	69.0	186.7	197.5
Freight and handling costs	1.5	1.3	4.6	3.3
Depreciation, depletion and amortization	10.0	9.2	30.9	26.5
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.7	6.4	15.1	15.4
(Gain) on sale of assets	(1.2)	(2.7)	(2.2)	(2.8)
Income from operations	9.2	10.4	30.4	26.3
Interest and other income (expense):
Interest expense	(2.1)	(1.9)	(5.9)	(4.2)
Interest income	—	—	0.1	0.1
Equity in net income (loss) of unconsolidated affiliate	1.8	1.3	6.2	3.2
Total interest and other income (expense)	(0.3)	(0.6)	0.4	(0.9)
Net income	$8.9	$9.8	$30.8	$25.4

Other Financial Data
Adjusted EBITDA	$21.3	$21.3	$68.6	$57.4

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Summary.  For the three months ended September 30, 2012, our total revenues were relatively flat period to period at $93.6 million as increased sales period to period in our Rhino Western operations were offset by decreases in sales in our Central Appalachia and Northern Appalachia operations. We sold 1.3 million tons of coal for the three months ended September 30, 2012, which is a 4.4% increase compared to the tons of coal sold for the three months ended September 30, 2011. This increase in tons sold compared to the prior year was primarily the result of increased sales from our Castle Valley mine as this operation was producing at a lower capacity in 2011 as it was being brought up to full production compared to being operated at normal capacity in the third quarter of 2012. The increased tons sold and coal revenue from

Castle Valley year to year were partially offset by continued weak demand in the met and steam coal markets that resulted in lower coal revenues and tons sold for our Central Appalachia and Northern Appalachia segments for the three months ended September 30, 2012 compared to the same period in 2011. We believe the weak demand in the steam coal markets was primarily driven by an unseasonably mild winter along with an over-supply of low priced natural gas, both of which resulted in an increase of coal inventory supplies at electric utilities and fewer tons of steam coal being utilized in electricity generation. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to economic weakness in China and Europe.

Net income decreased slightly while Adjusted EBITDA was flat for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Net income was approximately $8.9 million for the three months ended September 30, 2012 compared to approximately $9.8 million for the three months ended September 30, 2011. Net income was positively impacted period to period due to $1.8 million of income from our Rhino Eastern joint venture for the three months ended September 30, 2012 compared to income of $1.3 million for the three months ended September 30, 2011, which represents our proportionate share of income from the joint venture in which we have a 51% membership interest and for which we serve as manager.

Adjusted EBITDA was flat at $21.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as an increase in Adjusted EBITDA at our Rhino Western segment was offset by decreases in our Central Appalachia and Northern Appalachia segments. Adjusted EBITDA was also positively impacted period to period due to the net income impact from our Rhino Eastern joint venture discussed above.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the three months ended September 30, 2012 and 2011:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2012	September 30, 2011	Tons	% *
	(in thousands, except %)
Central Appalachia	519.2	558.7	(39.5)	(7.1)%
Northern Appalachia	483.0	552.5	(69.5)	(12.6)%
Rhino Western	302.1	138.4	163.7	118.3%
Total *†	1,304.3	1,249.6	54.7	4.4%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                          Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 1,304,000 tons of coal for the three months ended September 30, 2012 compared to approximately 1,250,000 tons for the three months ended September 30, 2011. The increase in total tons sold year-to-year was primarily the result of increased sales from our Castle Valley mine as this operation was producing at a lower capacity in 2011 as it was being brought up to full production compared to being operated at normal capacity in the third quarter of 2012. The increase in tons sold from Castle Valley year to year was partially offset by continued weak demand in the met and steam coal markets that resulted in lower tons sold for our Central Appalachia and Northern Appalachia segments for the three months ended September 30, 2012 compared to the same period in 2011. Tons of coal sold in our Central Appalachia segment decreased by approximately 40,000 tons, or 7.1%, to approximately 519,000 tons for the three months ended September 30, 2012 from approximately 559,000 tons for the three months ended September 30, 2011. The decrease in total tons sold year-to-year in Central Appalachia was primarily due to weakness in the met and steam coal markets. For our Northern Appalachia segment, tons of coal sold decreased by approximately 70,000 tons, or 12.6%, to approximately 483,000 tons for the three months ended September 30, 2012 from approximately 553,000 tons for the three months ended September 30, 2011. The decrease in total tons sold year-to-year in Northern Appalachia was primarily due to weakness in the steam coal markets. Coal sales from our Rhino Western segment increased by approximately 164,000 tons, or 118.3%, for the three months ended September 30, 2012 compared to approximately 138,000 tons for the three months ended September 30, 2011 as our Castle Valley location was still being prepared for full operation in the 2011 period compared to operating at a greater capacity in the 2012 period.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the three months ended September 30, 2012 and 2011:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2012	September 30, 2011	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$46.6	$46.4	$0.2	0.6%
Freight and handling revenues	—	—	—	n/a
Other revenues	4.8	7.1	(2.3)	(32.3)%
Total revenues	$51.4	$53.5	$(2.1)	(3.8)%
Coal revenues per ton*	$89.78	$82.93	$6.85	8.3%
Northern Appalachia
Coal revenues	$26.7	$29.6	$(2.9)	(9.9)%
Freight and handling revenues	1.6	1.6	—	4.0%
Other revenues	1.7	1.4	0.3	17.7%
Total revenues	$30.0	$32.6	$(2.6)	(8.1)%
Coal revenues per ton*	$55.22	$53.59	$1.63	3.0%
Rhino Western
Coal revenues	$10.6	$6.0	$4.6	75.8%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$10.6	$6.0	$4.6	75.7%
Coal revenues per ton*	$35.15	$43.65	$(8.50)	(19.5)%
Other
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	1.6	1.5	0.1	5.2%
Total revenues	$1.6	$1.5	$0.1	5.2%
Coal revenues per ton**	n/a	n/a	n/a	n/a
Total
Coal revenues	$83.9	$82.0	$1.9	2.3%
Freight and handling revenues	1.6	1.6	—	4.0%
Other revenues	8.1	10.0	(1.9)	(19.6)%
Total revenues	$93.6	$93.6	$(0.0)	0.0%
Coal revenues per ton*	$64.33	$65.61	$(1.28)	(2.0)%

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

Our coal revenues for the three months ended September 30, 2012 increased by approximately $1.9 million, or 2.3%, to approximately $83.9 million from approximately $82.0 million for the three months ended September 30, 2011. The increase in coal revenues was primarily due to the increase in tons sold at our Castle Valley operation in our Rhino Western segment, partially offset by a decrease in tons sold at our Northern Appalachia operations due to weakness in the steam coal markets. Coal revenues per ton were $64.33 for the three months ended September 30, 2012, a decrease of $1.28, or 2.0%, from $65.61 per ton for the three months ended September 30, 2011. This decrease in coal revenues per ton was primarily the result of a higher mix of lower priced coal from our Rhino Western operations.

For our Central Appalachia segment, coal revenues increased by approximately $0.2 million, or 0.6%, to approximately $46.6 million for the three months ended September 30, 2012 from approximately $46.4 million for the three months ended September 30, 2011 primarily due to decreased met coal production in the third quarter of 2011 as we transitioned from a contract high-wall miner to a newly purchased high-wall miner, which resulted in fewer met coal tons being produced and sold during the three months ended September 30, 2011 compared to the three months ended September 30, 2012. Coal revenues per ton for our Central Appalachia segment increased by $6.85, or 8.3%, to $89.78 per ton for the three months ended September 30, 2012 as compared to $82.93 for the three months ended September 30, 2011, due to a higher mix of metallurgical coal sold for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Other revenues decreased for our Central Appalachia segment primarily due to lower coal royalty revenue from Elk Horn due to fewer tons produced by Elk Horn’s lessees.

For our Northern Appalachia segment, coal revenues were approximately $26.7 million for the three months ended September 30, 2012, a decrease of approximately $2.9 million, or 9.9%, from approximately $29.6 million for the three months ended September 30, 2011. This decrease was due to weakness in the steam coal market, which resulted in fewer tons sold. Coal revenues per ton for our Northern Appalachia segment increased by $1.63, or 3.0%, to $55.22 per ton for the three months ended September 30, 2012 as compared to $53.59 per ton for the three months ended September 30, 2011. This increase was primarily due to higher contracted prices for steam coal.

For our Rhino Western segment, coal revenues increased by approximately $4.6 million, or 75.8%, to approximately $10.6 million for the three months ended September 30, 2012 from approximately $6.0 million for the three months ended September 30, 2011. The increase in revenue was due to an increase in tons sold for coal produced at our Castle Valley mine. Coal revenues per ton for our Rhino Western segment were $35.15 for the three months ended September 30, 2012, a decrease of $8.50, or 19.5%, from $43.65 for the three months ended September 30, 2011. The decrease in coal revenues per ton was due to a decrease in selling prices to our Castle Valley customers.

Other revenues for our Other category were relatively flat period to period at $1.6 million for the three months ended September 30, 2012 compared to $1.5 million for the three months ended September 30, 2011.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal (“met coal”) and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended September 30, 2012	Three months ended September 30, 2011	Increase (Decrease) %*
Met coal tons sold	141.2	111.4	26.8%
Steam coal tons sold	378.0	447.3	(15.5)%
Total tons sold †	519.2	558.7	(7.1)%

Met coal revenue	$15,991	$13,579	17.8%
Steam coal revenue	$30,622	$32,758	(6.5)%
Total coal revenue †	$46,613	$46,337	0.6%

Met coal revenues per ton	$113.23	$121.90	(7.1)%
Steam coal revenues per ton	$81.02	$73.23	10.6%
Total coal revenues per ton †	$89.78	$82.93	8.3%

Met coal tons produced	106.4	112.3	(5.3)%
Steam coal tons produced	336.6	380.5	(11.5)%
Total tons produced †	443.0	492.8	(10.1)%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended September 30, 2012 and 2011:

	Three months	Three months
	ended	ended
Segment	September 30, 2012	September 30, 2011	Increase/(Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$39.0	$39.2	$(0.2)	(0.5)%
Freight and handling costs	0.1	—	0.1	n/a
Depreciation, depletion and amortization	6.1	5.5	0.6	11.1%
Selling, general and administrative	4.4	6.1	(1.7)	(27.9)%
Cost of operations per ton*	$75.21	$70.26	$4.95	7.0%

Northern Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$19.2	$20.6	$(1.4)	(7.0)%
Freight and handling costs	1.4	1.3	0.1	4.1%
Depreciation, depletion and amortization	2.2	2.0	0.2	9.9%
Selling, general and administrative	0.1	0.1	—	17.8%
Cost of operations per ton*	$39.67	$37.30	$2.37	6.4%

Rhino Western

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.8	$4.7	$2.1	45.2%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.2	0.9	0.3	41.9%
Selling, general and administrative	—	—	—	(11.7)%
Cost of operations per ton*	$22.45	$33.76	$(11.31)	(33.5)%

Other

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$4.4	$4.5	$(0.1)	(2.0)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.5	0.8	(0.3)	(34.8)%
Selling, general and administrative	0.2	0.2	—	(12.5)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$69.4	$69.0	$0.4	0.5%
Freight and handling costs	1.5	1.3	0.2	14.2%
Depreciation, depletion and amortization	10.0	9.2	0.8	9.9%
Selling, general and administrative	4.7	6.4	(1.7)	(26.7)%
Cost of operations per ton*	$53.19	$55.22	$(2.03)	(3.7)%

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

Cost of Operations.  Total cost of operations was $69.4 million for the three months ended September 30, 2012 as compared to $69.0 million for the three months ended September 30, 2011. The slight increase in cost of operations was primarily due to increased production at our Castle Valley operation period to period. Our cost of operations per ton was $53.19 for the three months ended September 30, 2012, a decrease of $2.03, or 3.7%, from the three months ended September 30, 2011. The decrease in the cost of operations on a per ton basis was primarily due to a higher mix of lower cost tons from our Castle Valley mine.

Our cost of operations for the Central Appalachia segment decreased by $0.2 million, or 0.5%, to $39.0 million for the three months ended September 30, 2012 from $39.2 million for the three months ended September 30, 2011. Our cost of operations per ton increased to $75.21 per ton for the three months ended September 30, 2012 from $70.26 per ton for three months ended September 30, 2011. The decrease in total cost of operations was primarily due to decreased production in response to weakness in the met and steam coal markets. Cost of operations per ton increased since a portion of our costs are fixed in nature and these fixed costs were spread over a smaller number of tons sold in the three months ended September 30, 2012.

In our Northern Appalachia segment, our cost of operations decreased by $1.4 million, or 7.0%, to $19.2 million for the three months ended September 30, 2012 from $20.6 million for the three months ended September 30, 2011. The decrease in cost of operations was primarily due to fewer tons produced period to period due to weakness in the steam coal market. Our cost of operations per ton was $39.67 for the three months ended September 30, 2012, an increase of $2.37, or 6.4%, compared to $37.30 for the three months ended September 30, 2011. The increase cost of operations per ton was primarily due to fixed costs being spread over a smaller number of tons sold in the three months ended September 30, 2012.

Our cost of operations for the Rhino Western segment increased by $2.1 million, or 45.2%, to $6.8 million for the three months ended September 30, 2012 from $4.7 million for the three months ended September 30, 2011. Our cost of operations per ton decreased to $22.45 per ton for the three months ended September 30, 2012 from $33.76 per ton for three months ended September 30, 2011. The increase in cost of operations was primarily due to increased production at our Castle Valley mine. Cost of operations per ton decreased primarily due to our Castle Valley mine being at full production in the third quarter of 2012 compared to costs incurred in the third quarter of 2011 associated with preparing our Castle Valley mine to begin production that had a smaller amount of tons sold.

Cost of operations in our Other category decreased slightly by $0.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Freight and Handling.  Total freight and handling cost for the three months ended September 30, 2012 increased by $0.2 million, or 14.2%, to $1.5 million from $1.3 million for the three months ended September 30, 2011. This increase was primarily due to increased coal freight and handling costs in Central Appalachia due to a new customer contract that required coal to be trucked to the customer’s location.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization, or DD&A, expense for the three months ended September 30, 2012 was $10.0 million as compared to $9.2 million for the three months ended September 30, 2011.

For the three months ended September 30, 2012, our depreciation cost was $7.9 million as compared to $6.5 million for the three months ended September 30, 2011. This increase is primarily due to an increase in machinery and equipment, including a new high-wall miner purchased in Central Appalachia.

For the three months ended September 30, 2012, our depletion cost was $1.4 million compared to $1.5 million for the three months ended September 30, 2011. This decrease is primarily attributable to fewer tons produced by lessees at our Elk Horn operations.

For the three months ended September 30, 2012, our amortization cost was $0.7 million compared to $1.2 million for the three months ended September 30, 2011. This decrease is primarily attributable to changes in asset retirement costs based on revisions to reserve valuations and useful lives.

Selling, General and Administrative.  Selling, general and administrative, or SG&A, expense for the three months ended September 30, 2012 was $4.7 million as compared to $6.4 million for the three months ended September 30, 2011. This decrease in SG&A expense was primarily due to an decrease in expenditures for legal fees and other professional fees.

Interest Expense.  Interest expense for the three months ended September 30, 2012 was $2.1 million as compared to $1.9 million for the three months ended September 30, 2011, an increase of $0.2 million, or 13.8%. This increase was primarily the result of an increase in the borrowings under our credit facility.

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

Eastern Met 100% Basis	Three months ended September 30, 2012	Three months ended September 30, 2011	Increase (Decrease) %*
	(In thousands, except per ton data and %)
Coal revenues	$16,290	$14,305	13.9%
Total revenues	$16,296	$14,323	13.8%
Coal revenues per ton*	$175.72	$207.17	(15.2)%
Cost of operations	$11,056	$10,320	7.1%
Cost of operations per ton*	$119.26	$149.46	(20.2)%
Depreciation, depletion and amortization	$508	$754	(32.7)%
Interest expense	$16	$32	(50.9)%
Net income (loss)	$3,558	$2,466	44.3%
Partnership’s portion of net income (loss)	$1,815	$1,258	44.3%
Tons produced	78.1	71.8	8.8%
Tons sold	92.7	69.1	34.3%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

Rhino Eastern’s Eagle #3 mine began production in the third quarter of 2012 while mining was discontinued at the Eagle #2 mine due to adverse conditions in the coal seams at this mine. The increase in tons produced and sold for the three months ended September 30, 2012 compared to 2011 was primarily due to interrupted production at the Eagle #1 mine in the third quarter of 2011 due to an accident that occurred at this mine. The increase in tons sold resulted in increased revenue and net income for the three months ended September 30, 2012 compared to the same period in 2011.

Net Income (Loss).  The following table presents net income (loss) by reportable segment for the three months ended September 30, 2012 and 2011:

	Three months ended	Three months ended	Increase
Segment	September 30, 2012	September 30, 2011	(Decrease)
	(in millions)
Central Appalachia	$(0.1)	$3.9	$(4.0)
Northern Appalachia	6.1	6.3	(0.2)
Rhino Western	1.9	(0.5)	2.4
Eastern Met *	1.8	1.3	0.5
Other	(0.8)	(1.2)	0.4
Total	$8.9	$9.8	$(0.9)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the three months ended September 30, 2012, total net income decreased to approximately $8.9 million compared to approximately $9.8 million the three months ended September 30, 2011. For our Central Appalachia segment, net income decreased to a loss of $0.1 million for the three months ended September 30, 2012, a decrease of $4.0 million as compared to the three months ended September 30, 2011, primarily due weakness in the steam and met coal markets that resulted in fewer tons sold. Net income in our Northern Appalachia segment decreased by $0.2 million to $6.1 million for the three months ended September 30, 2012, from $6.3 million for the three months ended September 30, 2011, primarily due to weakness in the steam coal markets. Net income in our Rhino Western segment increased by $2.4 million to income of $1.9 million for the three months ended September 30, 2012, compared to a loss of $0.5 million for the three months ended September 30, 2011. This increase was primarily the result of increased tons sold at our Castle Valley operation. Our Eastern Met segment recorded net income of $1.8 million for the three months ended September 30, 2012, an increase of $0.5 million from net income of $1.3 million for the three months ended September 30, 2011.  For the Other category, we had a net loss of $0.8 million for the three months ended September 30, 2012 compared to a net loss of $1.2 million for the three months ended September 30, 2011.

Adjusted EBITDA.  The following table presents Adjusted EBITDA by reportable segment for the three months ended September 30, 2012 and 2011:

	Three months ended	Three months ended	Increase
Segment	September 30, 2012	September 30, 2011	(Decrease)
	(in millions)
Central Appalachia	$7.2	$10.1	$(2.9)
Northern Appalachia	8.5	9.0	(0.5)
Rhino Western	3.3	0.6	2.7
Eastern Met *	2.1	1.7	0.4
Other	0.2	(0.1)	0.3
Total	$21.3	$21.3	$—

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total Adjusted EBITDA for the three months ended September 30, 2012 was flat at $21.3 million compared to the three months ended September 30, 2011, as an increase in Adjusted EBITDA at our Rhino Western segment was offset by decreases in our Central Appalachia and Northern Appalachia segments. Adjusted EBITDA was also positively impacted period to period due to the net income impact from our Rhino Eastern joint venture. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income on a segment basis.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Summary.  For the nine months ended September 30, 2012, our total revenues decreased to $265.5 million from $266.2 million for the nine months ended September 30, 2011. We sold 3.5 million tons of coal for the nine months ended September 30, 2012, which is a 2.3% decrease compared to the tons of coal sold for the nine months ended September 30, 2011. This decrease in tons sold was the result of weak demand in the met and steam coal markets, which resulted in lower coal revenues for the nine months ended September 30, 2012 compared to the same period in 2011. We believe the weak demand in the steam coal markets was primarily driven by an unseasonably mild winter along with an over-supply of low priced natural gas, both of which resulted in an increase of coal inventory supplies at electric utilities and fewer tons of steam coal being utilized in electricity generation. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to economic weakness in China and Europe. Despite lower coal revenues, our total revenues only decreased slightly period to period partially due to $7.4 million in total lease bonus payments received in the nine months ended September 30, 2012 for our Utica Shale acreage, which was recorded in Other revenues.

For the nine months ended September 30, 2012, we increased our coal inventories by approximately 0.1 million tons. Our coal inventory increased in the nine months ended September 30, 2012 due to weak demand in the steam and met coal markets.

Net income and Adjusted EBITDA increased for the nine months ended September 30, 2012 from the nine months ended September 30, 2011.  Net income was approximately $30.8 million for the nine months ended September 30, 2012 compared to approximately $25.4 million for the nine months ended September 30, 2011. Net income was positively impacted by the $7.4 million lease bonus payments received in the nine months ended September 30, 2012 related to our Utica Shale acreage, which had relatively immaterial costs associated with the transaction. Net income was also positively impacted period to period due to $6.2 million of income from our Rhino Eastern joint venture for the nine months ended September 30, 2012 compared to income of $3.2 million for the nine months ended September 30, 2011, which represents our proportionate share of income from the joint venture in which we have a 51% membership interest and for which we serve as manager.

Adjusted EBITDA increased to $68.6 million for the nine months ended September 30, 2012 from $57.4 million for the nine months ended September 30, 2011. Adjusted EBITDA increased period to period due to an increase in net income, which was positively impacted by the lease bonus payments of $7.4 million. Adjusted EBITDA was also positively impacted period to period due to the net income impact from our Rhino Eastern joint venture discussed above.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the nine months ended September 30, 2012 and 2011:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2012	September 30, 2011	Tons	% *
	(in thousands, except %)
Central Appalachia	1,284.5	1,708.7	(424.2)	(24.8)%
Northern Appalachia	1,406.6	1,555.0	(148.4)	(9.5)%
Rhino Western	797.0	308.0	489.0	158.8%
Total *†	3,488.1	3,571.7	(83.6)	(2.3)%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                          Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 3,488,000 tons of coal for the nine months ended September 30, 2012 compared to approximately 3,572,000 tons for the nine months ended September 30, 2011. The decrease in total tons sold year-to-year was primarily due to weakness in the met and steam coal markets, primarily in Central Appalachia, partially offset by increased sales at our Castle Valley operation in Utah. Tons of coal sold in our Central Appalachia segment decreased by approximately 424,000 tons, or 24.8%, to approximately 1,284,000 tons for the nine months ended September 30, 2012 from approximately 1,709,000 tons for the nine months ended September 30, 2011. The decrease in total tons sold year-to-year in Central Appalachia was primarily due to weakness in the met and steam coal markets. For our Northern Appalachia segment, tons of coal sold decreased by approximately 148,000 tons, or 9.5%, to approximately 1,407,000 tons for the nine months ended September 30, 2012 from approximately 1,555,000 tons for the nine months ended September 30, 2011. The decrease in total tons sold year-to-year in Northern Appalachia was primarily due to weakness in the steam coal markets. Coal sales from our Rhino Western segment increased by approximately 489,000 tons, or 158.8%, for the nine months ended September 30, 2012 compared to approximately 308,000 tons for the nine months ended September 30, 2011 as this operation was still being prepared for full operation in the 2011 period compared to operating at a greater capacity in the 2012 period.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the nine months ended September 30, 2012 and 2011:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2012	September 30, 2011	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$117.8	$148.9	$(31.1)	(20.9)%
Freight and handling revenues	—	—	—	n/a
Other revenues	17.8	9.2	8.6	93.7%
Total revenues	$135.6	$158.1	$(22.5)	(14.2)%
Coal revenues per ton*	$91.69	$87.14	$4.55	5.2%
Northern Appalachia
Coal revenues	$77.2	$82.4	$(5.2)	(6.4)%
Freight and handling revenues	4.9	4.1	0.8	19.6%
Other revenues	12.2	3.8	8.4	224.6%
Total revenues	$94.3	$90.3	$4.0	4.4%
Coal revenues per ton*	$54.85	$53.00	$1.85	3.5%
Rhino Western
Coal revenues	$30.7	$13.1	$17.6	135.5%
Freight and handling revenues	—	—	—	n/a
Other revenues	0.1	—	0.1	81.8%
Total revenues	$30.8	$13.1	$17.7	135.5%
Coal revenues per ton*	$38.58	$42.38	$(3.80)	(9.0)%
Other
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	4.8	4.7	0.1	1.1%
Total revenues	$4.8	$4.7	$0.1	1.1%
Coal revenues per ton**	n/a	n/a	n/a	n/a
Total
Coal revenues	$225.7	$244.4	$(18.7)	(7.6)%
Freight and handling revenues	4.9	4.1	0.8	19.6%
Other revenues	34.9	17.7	17.2	96.8%
Total revenues	$265.5	$266.2	$(0.7)	(0.3)%
Coal revenues per ton*	$64.70	$68.42	$(3.72)	(5.4)%

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

Our coal revenues for the nine months ended September 30, 2012 decreased by approximately $18.7 million, or 7.6%, to approximately $225.7 million from approximately $244.4 million for the nine months ended September 30, 2011. The decrease in coal revenues was primarily due to weakness in the met and steam coal markets, primarily in Central Appalachia. Coal revenues per ton were $64.70 for the nine months ended September 30, 2012, a decrease of $3.72, or 5.4%, from $68.42 per ton for the nine months ended September 30, 2011. This decrease in coal revenues per ton was primarily the result of a higher mix of lower priced coal from our Rhino Western operations.

For our Central Appalachia segment, coal revenues decreased by approximately $31.1 million, or 20.9%, to approximately $117.8 million for the nine months ended September 30, 2012 from approximately $148.9 million for the nine months ended September 30, 2011 primarily due to weakness in the met and steam coal markets, which resulted in fewer tons sold. Coal revenues per ton for our Central Appalachia segment increased by $4.55, or 5.2%, to $91.69 per ton for the nine months ended September 30, 2012 as compared to $87.14 for the nine months ended September 30, 2011, due to higher contracted prices, primarily related to metallurgical coal sold. Other revenues increased for our Central Appalachia segment primarily due to coal royalty revenue from Elk Horn, which was not included in our results in the first six months of 2011 since we purchased Elk Horn in June 2011.

For our Northern Appalachia segment, coal revenues were approximately $77.2 million for the nine months ended September 30, 2012, a decrease of approximately $5.2 million, or 6.4%, from approximately $82.4 million for the nine months ended September 30, 2011. This decrease was due to weakness in the steam coal market, which resulted in fewer tons sold. Coal revenues per ton for our Northern Appalachia segment increased by $1.85, or 3.5%, to $54.85 per ton for the nine months ended September 30, 2012 as compared to $53.00 per ton for the nine months ended September 30, 2011. This increase was primarily due to higher contracted prices for steam coal. Other revenues increased for our Northern Appalachia segment primarily due to the $7.4 million lease bonus received for acreage owned in the Utica Shale region.

For our Rhino Western segment, coal revenues increased by approximately $17.6 million, or 135.5%, to approximately $30.7 million for the nine months ended September 30, 2012 from approximately $13.1 million for the nine months ended September 30, 2011. The increase in revenue was due to an increase in tons sold for coal produced at our Castle Valley mine. Coal revenues per ton for our Rhino Western segment were $38.58 for the nine months ended September 30, 2012, a decrease of $3.80, or 9.0%, from $42.38 for the nine months ended September 30, 2011. The decrease in coal revenues per ton was due to lower selling prices to customers for coal produced at our Castle Valley mine.

Other revenues for our Other category were relatively flat period to period with approximately $4.8 million for the nine months ended September 30, 2012 compared to approximately $4.7 million for the nine months ended September 30, 2011.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal (“met coal”) and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase (Decrease) %*
Met coal tons sold	345.4	481.0	(28.2)%
Steam coal tons sold	939.1	1,227.8	(23.5)%
Total tons sold †	1,284.5	1,708.8	(24.8)%

Met coal revenue	$44,276	$57,744	(23.3)%
Steam coal revenue	$73,508	$91,148	(19.4)%
Total coal revenue †	$117,784	$148,892	(20.9)%

Met coal revenues per ton	$128.17	$120.05	6.8%
Steam coal revenues per ton	$78.28	$74.24	5.4%
Total coal revenues per ton †	$91.69	$87.14	5.2%

Met coal tons produced	389.6	472.9	(17.6)%
Steam coal tons produced	951.7	1,147.0	(17.0)%
Total tons produced †	1,341.3	1,619.9	(17.2)%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the nine months ended September 30, 2012 and 2011:

	Nine months	Nine months
	ended	ended
Segment	September 30, 2012	September 30, 2011	Increase/(Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$93.9	$115.8	$(21.9)	(18.9)%
Freight and handling costs	0.4	—	0.4	n/a
Depreciation, depletion and amortization	19.8	15.9	3.9	24.2%
Selling, general and administrative	14.0	14.2	(0.2)	(1.1)%
Cost of operations per ton*	$73.11	$67.79	$5.32	7.9%

Northern Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$57.7	$56.3	$1.4	2.5%
Freight and handling costs	4.2	3.3	0.9	26.9%
Depreciation, depletion and amortization	6.2	6.2	—	(0.4)%
Selling, general and administrative	0.2	0.2	—	6.2%
Cost of operations per ton*	$40.99	$36.19	$4.80	13.3%

Rhino Western

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.6	$11.1	$9.5	84.6%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	3.3	2.1	1.2	57.0%
Selling, general and administrative	0.1	0.1	—	1.5%
Cost of operations per ton*	$25.78	$36.14	$(10.36)	(28.7)%

Other

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.5	$14.3	$0.2	2.0%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.6	2.3	(0.7)	(28.1)%
Selling, general and administrative	0.8	0.9	(0.1)	(18.5)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$186.7	$197.5	$(10.8)	(5.5)%
Freight and handling costs	4.6	3.3	1.3	40.1%
Depreciation, depletion and amortization	30.9	26.5	4.4	16.6%
Selling, general and administrative	15.1	15.4	(0.3)	(2.0)%
Cost of operations per ton*	$53.51	$55.29	$(1.78)	(3.2)%

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

Cost of Operations.  Total cost of operations was $186.7 million for the nine months ended September 30, 2012 as compared to $197.5 million for the nine months ended September 30, 2011. The decrease in the cost of operations was primarily due to decreased production due to weakness in the met and steam coal markets, including the idling of a majority of our Central Appalachia operations in June 2012. Our cost of operations per ton was $53.51 for the nine months ended September 30, 2012, a decrease of $1.78, or 3.2%, from the nine months ended September 30, 2011. The decrease in the cost of operations on a per ton basis was primarily due to a higher mix of lower cost tons from our Castle Valley mine.

Our cost of operations for the Central Appalachia segment decreased by $21.9 million, or 18.9%, to $93.9 million for the nine months ended September 30, 2012 from $115.8 million for the nine months ended September 30, 2011. Our cost of operations per ton increased to $73.11 per ton for the nine months ended September 30, 2012 from $67.79 per ton for nine months ended September 30, 2011. The decrease in total cost of operations was primarily due to decreased production in response to weakness in the met and steam coal markets, including the temporary idling of a majority of our Central Appalachia operations during the month of June 2012. Cost of operations per ton increased since a portion of our costs are fixed in nature and these fixed costs were spread over a smaller number of tons sold in the nine months ended September 30, 2012.

In our Northern Appalachia segment, our cost of operations increased by $1.4 million, or 2.5%, to $57.7 million for the nine months ended September 30, 2012 from $56.3 million for the nine months ended September 30, 2011. Our cost of operations per ton was $40.99 for the nine months ended September 30, 2012, an increase of $4.80, or 13.3%, compared to $36.19 for the nine months ended September 30, 2011. The increases in cost of operations and cost of operations per ton were primarily due to geology issues of mining thinner coal seams at our Hopedale mine and an equipment issue that resulted in the need to replace a mining shovel at one of our Sands Hill surface mines in the second quarter of 2012.

Our cost of operations for the Rhino Western segment increased by $9.5 million, or 84.6%, to $20.6 million for the nine months ended September 30, 2012 from $11.1 million for the nine months ended September 30, 2011. Our cost of operations per ton decreased to $25.78 per ton for the nine months ended September 30, 2012 from $36.14 per ton for nine months ended September 30, 2011. The increase in cost of operations was primarily due to increased production at our Castle Valley mine. Cost of operations per ton decreased primarily due to our Castle Valley mine being at full production in 2012 compared to costs incurred in the first nine months of 2011 associated with preparing our Castle Valley mine to begin production that had a small amount of tons sold.

Cost of operations in our Other category increased slightly by $0.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This increase was primarily due to an increase in amounts spent for professional fees and outside services.

Freight and Handling.  Total freight and handling cost for the nine months ended September 30, 2012 increased by $1.3 million, or 40.1%, to $4.6 million from $3.3 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in the tons of limestone sold for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, along with increased coal freight and handling costs in Central Appalachia due to a new customer contract that required coal to be trucked to the customer’s location.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization, or DD&A, expense for the nine months ended September 30, 2012 was $30.9 million as compared to $26.5 million for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, our depreciation cost was $24.4 million as compared to $19.8 million for the nine months ended September 30, 2011. This increase is primarily due to an increase in machinery and equipment, including a new high-wall miner purchased in Central Appalachia.

For the nine months ended September 30, 2012, our depletion cost was $4.4 million compared to $3.3 million for the nine months ended September 30, 2011. This increase is primarily attributable to depletion expense incurred at our Elk Horn operations that was not present in the entire 2011 comparable period since Elk Horn was acquired in June 2011.

For the nine months ended September 30, 2012, our amortization cost was $2.1 million as compared to $3.4 million for the nine months ended September 30, 2011. This decrease is primarily attributable to changes in asset retirement costs based on revisions to reserve valuations and useful lives.

Selling, General and Administrative.  Selling, general and administrative, or SG&A, expense for the nine months ended September 30, 2012 was $15.1 million as compared to $15.4 million for the nine months ended September 30, 2011. This decrease in SG&A expense was primarily due to a decrease in expenditures for legal fees and other professional fees, primarily in the third quarter of 2012 compared to 2011.

Interest Expense.  Interest expense for the nine months ended September 30, 2012 was $5.9 million as compared to $4.2 million for the nine months ended September 30, 2011, an increase of $1.7 million, or 37.8%. This increase was primarily the result of an increase in the borrowings under our credit facility.

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

Eastern Met 100% Basis	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Increase (Decrease) %*
	(In thousands, except per ton data and %)
Coal revenues	$49,100	$37,046	32.5%
Total revenues	$49,133	$37,093	32.5%
Coal revenues per ton*	$186.08	$198.70	(6.4)%
Cost of operations	$31,612	$26,501	19.3%
Cost of operations per ton*	$119.80	$142.14	(15.7)%
Depreciation, depletion and amortization	$1,630	$2,328	(30.0)%
Interest expense	$155	$49	214.5%
Net income (loss)	$12,312	$6,193	98.8%
Partnership’s portion of net income (loss)	$6,206	$3,158	96.5%
Tons produced	282.7	189.1	49.5%
Tons sold	263.9	186.4	41.5%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

Rhino Eastern’s Eagle #2 mine began production in the third quarter of 2011, which was replaced by Rhino Eastern’s Eagle #3 mine that began production in the third quarter of 2012 due to adverse conditions in the coal seams at the Eagle #2 mine. The year-to-date operation of the Eagle #2 mine through a portion of the third quarter of 2012 resulted in an increase in tons produced and sold for the nine months ended September 30, 2012 compared to 2011. The increase in tons sold resulted in increased revenue and net income for the nine months ended September 30, 2012 compared to the same period in 2011.

Net Income (Loss).  The following table presents net income (loss) by reportable segment for the nine months ended September 30, 2012 and 2011:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2012	September 30, 2011	(Decrease)
	(in millions)
Central Appalachia	$0.8	$10.3	$(9.5)
Northern Appalachia	23.2	18.0	5.2
Rhino Western	4.7	(2.3)	7.0
Eastern Met *	6.2	3.2	3.0
Other	(4.1)	(3.8)	(0.3)
Total	$30.8	$25.4	$5.4

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the nine months ended September 30, 2012, total net income increased to approximately $30.8 million compared to approximately $25.4 million the nine months ended September 30, 2011. Net income was positively impacted by $7.4 million received as a lease bonus payment in the nine months ended September 30, 2012 related to acreage we own in the Utica Shale region of eastern Ohio, which was recorded in Other revenue and had relatively immaterial costs associated with the transaction. For our Central Appalachia segment, net income decreased to $0.8 million for the nine months ended September 30, 2012, a decrease of $9.5 million as compared to the nine months ended September 30, 2011, primarily due weakness in the steam and met coal markets that resulted in fewer tons sold. Net income in our Northern Appalachia segment increased by $5.2 million to $23.2 million for the nine months ended September 30, 2012, from $18.0 million for the nine months ended September 30, 2011. This increase was primarily the result of the $7.4 million lease bonus payment partially offset by a decrease in tons of coal sold due to weakness in the steam coal markets. Net income in our Rhino Western segment increased by $7.0 million to income of $4.7 million for the nine months ended September 30, 2012, compared to a loss of $2.3 million for the nine months ended September 30, 2011. This increase was primarily the result of increased tons sold at our Castle Valley operation. Our Eastern Met segment recorded net income of $6.2 million for the nine months ended September 30, 2012, an increase of $3.0 million from net income of $3.2 million for the nine months ended September 30, 2011.  For the Other category, we had a net loss of $4.1 million for the nine months ended September 30, 2012, as compared to a net loss of $3.8 million for the nine months ended September 30, 2011.

Adjusted EBITDA.  The following table presents Adjusted EBITDA by reportable segment for the nine months ended September 30, 2012 and 2011:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2012	September 30, 2011	(Decrease)
	(in millions)
Central Appalachia	$24.0	$27.8	$(3.8)
Northern Appalachia	30.0	25.6	4.4
Rhino Western	8.6	0.2	8.4
Eastern Met *	7.1	4.5	2.6
Other	(1.1)	(0.7)	(0.4)
Total	$68.6	$57.4	$11.2

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total Adjusted EBITDA for the nine months ended September 30, 2012 was $68.6 million, an increase of $11.2 million from the nine months ended September 30, 2011. Adjusted EBITDA increased as a result of an increase in net income, which was positively impacted by the lease bonus payment of $7.4 million. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Eastern
Three months ended September 30, 2012	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income	$(0.1)	$6.1	$1.9	$1.8	$(0.8)	$8.9
Plus:
DD&A	6.1	2.2	1.2	—	0.5	10.0
Interest expense	1.2	0.2	0.2	—	0.5	2.1
EBITDA†	$7.2	$8.5	$3.3	$1.8	$0.2	$21.0
Plus: Rhino Eastern DD&A-51%	—	—	—	0.3	—	0.3
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Adjusted EBITDA†	$7.2	$8.5	$3.3	$2.1	$0.2	$21.3

	Central	Northern	Rhino	Eastern
Three months ended September 30, 2011	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income	$3.9	$6.3	$(0.5)	$1.3	$(1.2)	$9.8
Plus:
DD&A	5.5	2.0	0.9	—	0.8	9.2
Interest expense	0.7	0.7	0.2	—	0.3	1.9
EBITDA†	$10.1	$9.0	$0.6	$1.3	$(0.1)	$20.9
Plus: Rhino Eastern DD&A-51%	—	—	—	0.4	—	0.4
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Adjusted EBITDA†	$10.1	$9.0	$0.6	$1.7	$(0.1)	$21.3

	Central	Northern	Rhino	Eastern
Nine months ended September 30, 2012	Appalachia	Appalachia	Western	Met *	Other	Total**
	(in millions)
Net income	$0.8	$23.2	$4.7	$6.2	$(4.1)	$30.8
Plus:
DD&A	19.8	6.2	3.3	—	1.6	30.9
Interest expense	3.4	0.6	0.6	—	1.4	5.9
EBITDA†	$24.0	$30.0	$8.6	$6.2	$(1.1)	$67.7
Plus: Rhino Eastern DD&A-51%	—	—	—	0.8	—	0.8
Plus: Rhino Eastern interest expense-51%	—	—	—	0.1	—	0.1
Adjusted EBITDA†	$24.0	$30.0	$8.6	$7.1	$(1.1)	$68.6

	Central	Northern	Rhino	Eastern
Nine months ended September 30, 2011	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income	$10.3	$18.0	$(2.3)	$3.2	$(3.8)	$25.4
Plus:
DD&A	15.9	6.2	2.1	—	2.3	26.5
Interest expense	1.6	1.4	0.4	—	0.8	4.2
EBITDA†	$27.8	$25.6	$0.2	$3.2	$(0.7)	$56.1
Plus: Rhino Eastern DD&A-51%	—	—	—	1.2	—	1.2
Plus: Rhino Eastern interest expense-51%	—	—	—	0.1	—	0.1
Adjusted EBITDA†	$27.8	$25.6	$0.2	$4.5	$(0.7)	$57.4

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

**                                  Totals may not foot due to rounding.

†                                          EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Net cash provided by operating activities	$24.7	$17.3	$58.0	$51.3
Plus:
Increase in net operating assets	—	—	0.9	—
Gain on sale of assets	0.8	2.7	1.8	2.8
Amortization of deferred revenue	0.3	0.4	0.9	0.4
Amortization of actuarial gain	0.1	—	0.2	—
Interest expense	2.1	1.9	5.9	4.2
Equity in net income of unconsolidated affiliate	1.8	1.3	6.2	3.2
Less:
Decrease in net operating assets	7.7	1.5	—	1.8
Accretion on interest-free debt	0.1	—	0.2	0.1
Amortization of advance royalties	—	0.2	0.1	0.9
Amortization of debt issuance costs	0.3	0.3	0.8	0.8
Equity-based compensation	0.2	0.2	0.7	0.6
Loss on sale of assets	—	—	—	—
Loss on retirement of advance royalties	0.1	—	0.1	0.1
Accretion on asset retirement obligations	0.4	0.5	1.3	1.5
Distributions from unconsolidated affiliate	—	—	3.0	—
Equity in net loss of unconsolidated affiliate	—	—	—	—
EBITDA†	$21.0	$20.9	$67.7	$56.1
Plus: Rhino Eastern DD&A-51%	0.3	0.4	0.8	1.2
Plus: Rhino Eastern interest expense-51%	—	—	0.1	0.1
Adjusted EBITDA†	$21.3	$21.3	$68.6	$57.4

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

The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. Our maximum borrowing capacity under our credit agreement is three times a trailing twelve-month EBITDA calculation, as defined in the credit agreement. As of September 30, 2012, our available liquidity was $78.5 million, including cash on hand of $0.5 million and $78.0 million available under our credit agreement.

Please read “—Capital Expenditures” for a further discussion of the impact on liquidity.

Cash Flows

Net cash provided by operating activities was $58.0 million for the nine months ended September 30, 2012 as compared to $51.3 million for the nine months ended September 30, 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 was positively impacted by the $7.4 million lease bonus received for our Utica acreage. This benefit was partially offset by an unfavorable change in inventories that resulted from an increase in coal inventories in the nine months ended September 30, 2012 due to weakness in the coal markets.

Net cash used in investing activities was $50.8 million for the nine months ended September 30, 2012 as compared to $160.7 million for the nine months ended September 30, 2011. Net cash used in investing activities for the nine months ended September 30, 2011 included $119.3 million paid for the Elk Horn acquisition completed in June 2011. Net cash used in investing activities for the nine months ended September 30, 2012 included increased amounts expended for the purchase of mining equipment and other asset acquisitions compared to the same period in 2011, primarily related to the new preparation plant in our Tug River mining complex. However, total capital expenditures for the nine months ended September 30, 2012 was approximately $11.3 million less than the same period in 2011 primarily due to the purchase of oil and gas mineral rights in the Utica and Cana Woodford regions completed in 2011. In addition, net cash used in investing activities for the nine months ended September 30, 2011 included $20.0 million of proceeds from the sale of certain mining assets completed in the third quarter of 2011.

Net cash used in financing activities for the nine months ended September 30, 2012 was $7.2 million, which was primarily attributable to our distributions to unitholders in the nine months ended September 30, 2012, partially offset by borrowings under our credit agreement. Net cash provided by financing activities for the nine months ended September 30, 2011 was $109.6 million, which were primarily attributable to borrowings under our credit agreement and our follow-on offering of common units in July 2011 that were used to fund the Elk Horn acquisition, partially offset by our distributions to unitholders in 2011.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2012 were approximately $14.3 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2012 were approximately $39.0 million, which were primarily related to the new preparation plant in our Tug River mining complex. The remaining amount was primarily spent on our internal development projects.

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

Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the twelve months ended September 30, 2012, we were in compliance with respect to all covenants contained in the credit agreement. The credit agreement expires in July 2016.

At September 30, 2012, we had borrowed $162.0 million at a variable interest rate of LIBOR plus 2.75% (2.98% at September 30, 2012) and an additional $1.5 million at a variable interest rate of PRIME plus 1.75% (5.00% at September 30, 2012). In addition, we had outstanding letters of credit of approximately $23.2 million at a fixed interest rate of 2.75% at September 30, 2012. Based upon a maximum borrowing capacity of three times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), we had not used $78.0 million of the borrowing availability at September 30, 2012. During the three months ended September 30, 2012, we had average borrowings outstanding of approximately $167.1 million in relation to this credit agreement.

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

As of September 30, 2012, we had $23.2 million in letters of credit outstanding, of which $18.2 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in these policies and estimates as of September 30, 2012.

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

Some of the products used in our mining activities, such as diesel fuel, explosives and steel products for roof support used in our underground mining, are subject to price volatility. Through our suppliers, we utilize forward purchases to manage the exposure related to this volatility. A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by $0.1 million for the three months ended September 30, 2012 and would have reduced net income by $0.5 million for the nine months ended September 30, 2012. A hypothetical increase of 10% in steel prices would have reduced net income by $0.2 million for the three months ended September 30, 2012 and would have reduced net income by $0.9 million for the nine months ended September 30, 2012. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.2 million for the three months ended September 30, 2012 and would have reduced net income by $0.5 million for the nine months ended September 30, 2012.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.4 million for the three months ended September 30, 2012 and would have changed our interest expense by $1.2 million for the nine months ended September 30, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2012 is included in Exhibit 95.1 to this report.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2

Second Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of October 26, 2010, incorporated by reference to Exhibit 3.1 to the  Current Report on Form 8-K (File No. 001-34892) filed on November 1, 2010

4.1

Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

10.1

Amended and Restated Employment Agreement of Christopher I. Walton dated April 2, 2012, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-34892) filed on August 9, 2012

10.2*	Model Form Operating Agreement dated May 6, 2011 by and between Rhino Exploration, Gulfport Energy Corporation, and Windsor Ohio LLC

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended September 30, 2012

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.DEF§	XBRL Taxonomy Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

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

RHINO RESOURCE PARTNERS LP

By: Rhino GP LLC, its General Partner

Date: November 9, 2012	By:	/s/ David G. Zatezalo
David G. Zatezalo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Richard A. Boone
Richard A. Boone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)