Form 10-Q
period 2013-09-30
Rhino Resource Partners LP
filed 2013-11-06
CIK 1490630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, 16,672,286 common units and 12,397,000 subordinated units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,077	$461
Accounts receivable, net of allowance for doubtful accounts ($0 as of September 30, 2013 and December 31, 2012)	25,704	33,560
Inventories	18,339	18,743
Advance royalties, current portion	200	187
Prepaid expenses and other	4,675	4,323
Total current assets	49,995	57,274
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	709,772	683,669
Less accumulated depreciation, depletion and amortization	(243,601)	(219,709)
Net property, plant and equipment	466,171	463,960
Advance royalties, net of current portion	5,431	4,506
Investment in unconsolidated affiliates	20,577	23,659
Intangible assets	1,167	1,228
Other non-current assets	8,806	8,831
TOTAL	$552,147	$559,458
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,630	$18,030
Accrued expenses and other	20,380	22,178
Current portion of long-term debt	1,025	2,350
Current portion of asset retirement obligations	1,720	2,255
Current portion of postretirement benefits	227	227
Total current liabilities	40,982	45,040
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	153,232	161,199
Asset retirement obligations, net of current portion	32,582	30,748
Other non-current liabilities	10,545	10,309
Postretirement benefits, net of current portion	6,750	6,520
Total non-current liabilities	203,109	208,776
Total liabilities	244,091	253,816
COMMITMENTS AND CONTINGENCIES (NOTE 13) PARTNERS’ CAPITAL:
Limited partners	295,574	292,791
General partner	11,160	11,420
Accumulated other comprehensive income	1,322	1,431
Total partners’ capital	308,056	305,642
TOTAL	$552,147	$559,458

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
REVENUES:
Coal sales	$59,569	$83,902	$183,946	$225,683
Freight and handling revenues	416	1,610	1,678	4,923
Other revenues	11,103	8,063	27,037	34,849
Total revenues	71,088	93,575	212,661	265,455
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	50,409	69,369	156,899	186,659
Freight and handling costs	341	1,521	894	4,583
Depreciation, depletion and amortization	10,471	10,065	31,262	30,912
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,678	4,654	15,161	15,039
(Gain) on sale/disposal of assets—net	(609)	(1,185)	(10,301)	(2,176)
Total costs and expenses	65,290	84,424	193,915	235,017
INCOME FROM OPERATIONS	5,798	9,151	18,746	30,438
INTEREST AND OTHER INCOME (EXPENSE):
Interest expense	(2,069)	(2,105)	(5,848)	(5,889)
Interest income and other	—	15	—	91
Equity in net (loss)/income of unconsolidated affiliates	(852)	1,815	(4,300)	6,206
Total interest and other (expense) income	(2,921)	(275)	(10,148)	408
INCOME BEFORE INCOME TAXES	2,877	8,876	8,598	30,846
INCOME TAXES	—	—	—	—
NET INCOME	2,877	8,876	8,598	30,846
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	(36)	(73)	(109)	(221)
COMPREHENSIVE INCOME	$2,841	$8,803	$8,489	$30,625

General partner’s interest in net income	$58	$177	$172	$617
Common unitholders’ interest in net income	$1,629	$4,806	$4,671	$16,709
Subordinated unitholders’ interest in net income	$1,190	$3,893	$3,755	$13,520
Net income per limited partner unit, basic:
Common units	$0.10	$0.31	$0.30	$1.09
Subordinated units	$0.10	$0.31	$0.30	$1.09
Net income per limited partner unit, diluted:
Common units	$0.10	$0.31	$0.30	$1.09
Subordinated units	$0.10	$0.31	$0.30	$1.09
Distributions paid per limited partner unit (1)	$0.445	$0.445	$1.335	$1.405
Weighted average number of limited partner units outstanding, basic:
Common units	15,609	15,332	15,422	15,322
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	15,621	15,333	15,430	15,327
Subordinated units	12,397	12,397	12,397	12,397

(1) No distributions were paid on the subordinated units for the three months ended September 30, 2013 and 2012, June 30, 2013 and 2012, and March 31, 2013.

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,598	$30,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31,262	30,912
Accretion on asset retirement obligations	1,767	1,305
Accretion on interest-free debt	57	165
Amortization of deferred revenue	(1,087)	(910)
Amortization of advance royalties	121	161
Amortization of debt issuance costs	953	806
Amortization of actuarial gain	(109)	(221)
Equity in net loss/(income) of unconsolidated affiliates	4,300	(6,206)
Distribution from unconsolidated affiliate	—	2,958
Loss on retirement of advance royalties	32	86
(Gain) on sale/disposal of assets—net	(10,301)	(1,764)
Equity-based compensation	620	683
Changes in assets and liabilities:
Accounts receivable	5,994	15
Inventories	404	(3,249)
Advance royalties	(1,090)	(728)
Prepaid expenses and other assets	(1,173)	(416)
Accounts payable	(1,060)	(3,384)
Accrued expenses and other liabilities	1,158	7,888
Asset retirement obligations	(467)	(1,269)
Postretirement benefits	230	350
Net cash provided by operating activities	40,209	58,028
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(34,285)	(53,347)
Proceeds from sales of property, plant, and equipment	11,833	2,684
Changes in restricted cash	1,079	—
Principal payments received on notes receivable	—	11,945
Cash paid from issuance of notes receivable	(205)	(11,945)
Investment in unconsolidated affiliates	(1,219)	(114)
Net cash used in investing activities	(22,797)	(50,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	129,850	173,300
Repayments on line of credit	(137,100)	(146,770)
Proceeds from issuance of long-term debt	—	2,603
Repayments on long-term debt	(2,099)	(1,932)
Distributions to unitholders	(21,363)	(34,276)
General partner’s contributions	325	7
Net settlement of employee withholding taxes on unit awards vested	(53)	(85)
Payments on debt issuance costs	(980)	—
Proceeds from issuance of common units, net of underwriting discount	14,788	—
Payment of offering costs	(164)	(7)
Net cash used in financing activities	(16,796)	(7,160)
NET INCREASE IN CASH AND CASH EQUIVALENTS	616	91
CASH AND CASH EQUIVALENTS—Beginning of period	461	449
CASH AND CASH EQUIVALENTS—End of period	$1,077	$540

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2013, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 include all adjustments (consisting of normal recurring adjustments) which the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Organization—Rhino Resource Partners LP is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Predecessor” or the “Operating Company”). Rhino Resource Partners LP had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the initial public offering (“IPO”) of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia, and Utah and also have one underground mine located in Colorado that remained temporarily idled at September 30, 2013. The majority of sales are made to domestic utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Operating Company manages and leases coal properties and collects royalties from such management and leasing activities. The Operating Company was formed in April 2003 and has been built primarily via acquisitions.

In addition to its coal operations, the Partnership has invested in oil and natural gas properties and mineral rights that began to generate revenues in 2012.

Follow-on Offering

On September 13, 2013, the Partnership completed a public offering of 1,265,000 common units, representing limited partner interests in the Partnership, at a price of $12.30 per common unit. Of the common units issued, 165,000 units were issued in connection with the exercise of the underwriter’s option to purchase additional units. Net proceeds from the offering were approximately $14.6 million, after deducting underwriting discounts and estimated offering expenses of approximately $1.0 million. The Partnership used the net proceeds from this offering, and a related capital contribution by Rhino GP LLC, the Partnership’s general partner (the “General Partner”), of approximately $0.3 million, to repay approximately $14.9 million of outstanding indebtedness under the Partnership’s credit facility.

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

In May 2008, the Operating Company entered into a joint venture, Rhino Eastern LLC (“Rhino Eastern”), with an affiliate of Patriot Coal Corporation (“Patriot”) to acquire the Eagle mining complex. To initially capitalize the joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture. The Partnership accounts for the investment in the joint venture and its results of operations under the equity method. The Partnership considers the operations of this entity to comprise a reporting segment (“Eastern Met”) and has provided additional detail related to this operation in Note 18, “Segment Information.” As of September 30, 2013 and December 31, 2012, the Partnership has recorded its Rhino Eastern equity method investment of $18.4 million and $21.8 million, respectively, as a long-term asset. During the nine months ended September 30, 2013, the Partnership contributed additional capital based upon its ownership share to the Rhino Eastern joint venture in the amount of $0.7 million.

On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection. Normal operations have continued at the joint venture and thus far the bankruptcy filing has not had a material negative effect on Rhino Eastern. On October 9, 2013, Patriot announced that it had achieved several major milestones toward a successful emergence from bankruptcy, possibly by 2013 year-end.

In March 2012, the Partnership made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf, with affiliates of Wexford Capital LP (“Wexford Capital”).  Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio.  The initial investment was the Partnership’s proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during 2012 or the nine months ended September 30, 2013. The Partnership has included its Timber Wolf investment in its Other category for segment reporting purposes.

In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. The Partnership recorded its proportionate share of the operating loss for the three and nine months ended September 30, 2013, of approximately $68,000 and $200,000, respectively, for Muskie, which is still undergoing operational development. During the nine months ended September 30, 2013, the Partnership contributed additional capital based upon its ownership share to the Muskie joint venture in the amount of $0.5 million. In addition, during the three months ended September 30, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of September 30, 2013. As of September 30, 2013 and December 31, 2012, the Partnership has recorded its Muskie equity method investment of $2.0 million and $1.7 million, respectively, as a long-term asset. The Partnership includes any operating activities of Muskie in its Other category for segment reporting purposes.

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

3. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

Acquisition of Oil and Gas Mineral Rights

The Partnership and an affiliate of Wexford Capital have participated with Gulfport Energy (“Gulfport”), a publicly traded company, to acquire interests in a portfolio of oil and gas leases in the Utica Shale. During the year ended December 31, 2011, the Partnership completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio, which consisted of a 10.8% interest in approximately 80,000 acres. During the third quarter of 2012, the Partnership completed an exchange of its initial 10.8% position for a pro rata interest in 125,000 acres under lease by Gulfport and an affiliate of Wexford Capital. The non-cash transaction was an exchange of the Partnership’s operating interest for the operating interest owned by another party in order to diversify the Partnership’s risk in its oil and gas investment. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in the Utica acreage did not result in any gain or loss. Also during the third quarter of 2012, the Partnership’s position was adjusted to a 5% net interest in the 125,000 acres, or approximately 6,250 net acres. As of September 30, 2013, the Partnership had invested approximately $25.0 million for its pro rata interest in the Utica Shale portfolio of oil and gas leases, which consisted of a 5% interest in a total of approximately 146,000 gross acres, or approximately 7,300 net acres. In addition, per the joint operating agreement among the Partnership, Gulfport and an affiliate of Wexford Capital, the Partnership has funded its proportionate share of drilling costs to Gulfport for wells being drilled on the Partnership’s acreage. As of September 30, 2013 and December 31, 2012, the Partnership has funded approximately $15.4 million and $5.3 million, respectively, of drilling costs that are included in Coal properties and oil and natural gas properties in the unaudited condensed consolidated statements of financial position. For the three and nine months ended September 30, 2013, the Partnership recorded revenue from its Utica Shale investment of approximately $1.6 million and $3.1 million, respectively, in Other revenue in the unaudited condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2012, the Partnership did not have any revenue from its Utica Shale investment.

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

In April 2013, the Partnership closed on an agreement with a third party to sell the 20% royalty interest on its owned 1,232 acres in the Utica Shale for approximately $10.5 million. The sale of the royalty interest resulted in a gain of approximately $10.5 million since the Partnership had no cost basis associated with the royalty interest. This gain is included on the (Gain) on sale/disposal of assets—net line of the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

In September 2013, the Partnership closed on an agreement with a third party to sell the oil and natural gas mineral rights for approximately 57 acres the Partnership owns in the Utica Shale region in Harrison County, Ohio for approximately $0.6 million.  The sale of this acreage resulted in a gain of approximately $0.6 million since the Partnership had no cost basis associated with this property. This gain is included on the (Gain) on sale/disposal of assets—net line of the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

During the year ended December 31, 2011, the Partnership completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. The Partnership recorded an immaterial amount of royalty revenue from its Cana Woodford investment during the three and nine months ended September 30, 2013 and 2012.

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

During the third quarter of 2012, the Partnership paid $1.6 million of the $2.0 million that was accrued related to the acquisition since the conditions requiring payment had been met. The remaining accrued balance of $0.4 million is recorded in the Partnership’s unaudited condensed consolidated statements of financial position as of September 30, 2013 since the conditions remained probable and estimable.

As of December 31, 2012, the coal leases and property were estimated to contain approximately 32 million tons of proven and probable coal reserves that are contiguous to the Green River. The property is fully permitted and provides the Partnership with access to Illinois Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers. The Partnership has commenced the initial construction of a new underground mining operation on this property with production targeted to begin in mid-2014.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Other prepaid expenses	$554	$767
Prepaid insurance	2,337	1,895
Prepaid leases	153	121
Supply inventory	1,311	1,219
Deposits	320	321
Total Prepaid expenses and other	$4,675	$4,323

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2013 and December 31, 2012 are summarized by major classification as follows:

	Useful Lives	September 30, 2013	December 31, 2012
		(in thousands)
Land and land improvements		$34,978	$34,978
Mining and other equipment and related facilities	2 - 20 Years	302,712	297,615
Mine development costs	1 - 15 Years	69,975	67,045
Coal properties and oil and natural gas properties (1)	1 - 15 Years	286,323	278,088
Construction work in process		15,784	5,943
Total		709,772	683,669
Less accumulated depreciation, depletion and amortization		(243,601)	(219,709)
Net		$466,171	$463,960

(1) Oil and natural gas properties as of September 30, 2013 and December 31, 2012 were $48,622 and $37,720, respectively.

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,916	$7,950	$23,954	$24,414
Depletion expense for coal properties and oil and natural gas properties	1,883	1,440	5,274	4,361
Amortization expense for mine development costs	627	526	1,914	1,650
Amortization expense for intangible assets	20	20	60	60
Amortization expense for asset retirement costs	25	129	60	427
Total depreciation, depletion and amortization	$10,471	$10,065	$31,262	$30,912

Sale of Mining Assets

On February 29, 2012, the Partnership sold certain non-core mining assets located in Pike County, Kentucky to a third party for approximately $0.6 million. The transaction also extinguished certain liabilities related to the assets sold. In relation to the sale of these assets and extinguishment of liabilities, the Partnership recorded a gain of approximately $0.9 million, which was higher than the sales amount due to the extinguishment of the liabilities. This gain is included on the (Gain) on sale/disposal of assets—net line of the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

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

Intangible assets as of September 30, 2013 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$197	$531
Developed Technology	78	21	57
Trade Name	184	21	163
Customer List	470	54	416
Total	$1,460	$293	$1,167

Intangible assets as of December 31, 2012 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$164	$564
Developed Technology	78	18	60
Trade Name	184	14	170
Customer List	470	36	434
Total	$1,460	$232	$1,228

The Partnership considers the patent and developed technology intangible assets to have a useful life of 17 years and the trade name and customer list intangible assets to have a useful life of 20 years. All of the intangible assets are amortized over their useful life on a straight line basis.

Amortization expense for the three and nine months ended September 30, 2013 and 2012 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at September 30, 2013:

		Developed		Customer
	Patent	Technology	Trade Name	List	Total
	(in thousands)
2013 (from Oct 1 to Dec 31)	$11	$1	$2	$6	$20
2014	43	5	9	23	80
2015	43	5	9	23	80
2016	43	5	9	23	80
2017	43	5	9	23	80

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Deposits and other	$534	$1,135
Debt issuance costs—net	3,878	3,851
Non-current receivable	3,829	3,829
Note receivable	206	—
Deferred expenses	359	16
Total	$8,806	$8,831

Debt issuance costs were approximately $9.0 million and $8.0 million as of September 30, 2013 and December 31, 2012, respectively. Accumulated amortization of debt issuance costs were approximately $5.1 million and approximately $4.2 million as of September 30, 2013 and December 31, 2012, respectively.

The non-current receivable balance of $3.8 million as of September 30, 2013 and December 31, 2012 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. The $3.8 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Payroll, bonus and vacation expense	$3,568	$4,086
Non income taxes	3,284	3,318
Royalty expenses	1,765	2,536
Accrued interest	705	671
Health claims	2,289	1,479
Workers’ compensation & pneumoconiosis	1,784	1,784
Deferred revenues	3,639	2,788
Accrued insured litigation claims	639	2,783
Other	2,707	2,733
Total	$20,380	$22,178

The $0.6 million and $2.8 million accrued for insured litigation claims as of September 30, 2013 and December 31, 2012, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims decreased due to the settlement of various litigation claims during the nine months ended September 30, 2013. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

9. DEBT

Debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$150,000	$157,250
Note payable to H&L Construction Co., Inc.	993	1,560
Other notes payable	3,264	4,739
Total	154,257	163,549
Less current portion	(1,025)	(2,350)
Long-term debt	$153,232	$161,199

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility is $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million is available for letters of credit. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the period ended September 30, 2013. The amended and restated senior secured credit facility expires in July 2016.

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

At September 30, 2013, the Operating Company had borrowed $150.0 million at a variable interest rate of LIBOR plus 3.00% (3.19% at September 30, 2013). In addition, the Operating Company had outstanding letters of credit of approximately $22.1 million at a fixed interest rate of 3.00% at September 30, 2013. Based upon a maximum borrowing capacity of 3.75 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $94.2 million of the borrowing availability at September 30, 2013.

Note payable to H&L Construction Co., Inc.— The note payable to H&L Construction Co., Inc. was originally a non-interest bearing note and the Partnership has recorded a discount for imputed interest at a rate of 5.0% on this note that is being amortized over the life of the note using the effective interest method. The note payable matures in January 2015. The note is secured by mineral rights purchased by the Partnership from H&L Construction Co., Inc. with a carrying amount of approximately $11.1 million and approximately $11.3 million at September 30, 2013 and December 31, 2012, respectively.

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows:

	Nine months ended September 30, 2013	Year ended December 31, 2012
	(in thousands)
Balance at beginning of period (including current portion)	$33,003	$34,113
Accretion expense	1,767	1,896
Adjustment resulting from addition of property	—	72
Adjustment resulting from disposal of property	—	(968)
Adjustments to the liability from annual recosting and other	—	(201)
Liabilities settled	(468)	(1,909)
Balance at end of period	34,302	33,003
Current portion of asset retirement obligation	1,720	2,255
Long-term portion of asset retirement obligation	$32,582	$30,748

11. EMPLOYEE BENEFITS

In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

Net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service costs	$96	$86	$289	$291
Interest cost	46	52	139	179
Amortization of (gain)	(36)	(73)	(109)	(221)
Total	$106	$65	$319	$249

For the three and nine months ended September 30, 2013 and 2012, net periodic benefit costs, including the amortization of actuarial gain included in the table above, are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and nine months ended September 30, 2013 and 2012 is included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
401(k) plan expense	$552	$580	$1,689	$1,743

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

As of September 30, 2013, the General Partner granted phantom units to certain employees and restricted units and unit awards to its directors. A portion of these grants were made in connection with the IPO completed during October 2010, as well as annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights granted in the first quarters of 2012 and 2013 to certain employees in connection with the prior year’s performance. A total of 30,818 phantom units were granted in the first quarter of 2013 and these awards vest in equal annual installments over a three year period from the date of grant. The remaining terms and conditions of these phantom unit awards are similar to the phantom units awarded in connection with the Partnership’s IPO. The total fair value of the awards granted in the first quarter of 2013 was approximately $0.4 million at the grant date and the fair value of these awards was approximately $0.4 million as of September 30, 2013. The expense related to these awards will be recognized ratably over the three year vesting period, plus any mark-to-market adjustments, and the amount of expense recognized in the three and nine months ended September 30, 2013 related to these awards was immaterial.

With the vesting of the first portion of the employees’ IPO awards in early April 2011, the Compensation Committee of the board of directors of the General Partner elected to pay some of the awards in cash or a combination of cash and common units. This election was a change in policy since management had previously planned to settle all employee awards with units upon vesting as per the grant agreements. This policy change resulted in a modification of all employee awards from equity to liability classification as of March 31, 2011 and all new awards granted thereafter. For the three and nine months ended September 30, 2013 and 2012, the Partnership did not record any incremental compensation expense due to the modification of the employees’ IPO awards since the market price of the Partnership’s common units was below the IPO grant price.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2013, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2013 Q4	788	16
2014	2,663	12
2015	1,796	4
2016	1,100	2
2017	1,100	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of September 30, 2013, the Partnership had approximately 0.3 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2013 for approximately $0.8 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchased coal expense from coal purchase contracts and expense from OTC purchases for the three and nine months ended September 30, 2013 and 2012 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Purchased coal expense	$952	$7,460	$2,829	$17,622
OTC expense	$605	$—	$1,271	$—

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2013 and 2012 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Lease expense	$831	$873	$2,504	$2,136
Royalty expense	$2,836	$3,654	$8,886	$10,741

Joint Ventures—Pursuant to the Rhino Eastern joint venture agreement with Patriot, the Partnership is required to contribute additional capital to assist in funding the development and operations of the Rhino Eastern joint venture. During the nine months ended September 30, 2013, the Partnership made capital contributions of approximately $0.7 million to the Rhino Eastern joint venture. The Partnership may be required to contribute additional capital to the Rhino Eastern joint venture in subsequent periods.

The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012.  The Partnership made an initial capital contribution of approximately $0.1 million during the year ended December 31, 2012 based upon its proportionate ownership interest.

The Partnership may contribute additional capital to the Muskie Proppant joint venture that was formed in the fourth quarter of 2012. The Partnership made an initial capital contribution of approximately $2.0 million during the fourth quarter of 2012 and an additional capital contribution of approximately $0.5 million during the nine months ended September 30, 2013, each based upon its proportionate ownership interest. In addition, during the three months ended September 30, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of September 30, 2013.

14. EARNINGS PER UNIT (“EPU”)

The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended September 30, 2013 and 2012:

Three months ended September 30, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$58	$1,629	$1,190
Denominator:
Weighted average units used to compute basic EPU	n/a	15,609	12,397
Effect of dilutive securities — LTIP awards	n/a	12	—
Weighted average units used to compute diluted EPU	n/a	15,621	12,397

Net income per limited partner unit, basic	n/a	$0.10	$0.10
Net income per limited partner unit, diluted	n/a	$0.10	$0.10

Nine months ended September 30, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$172	$4,671	$3,755
Denominator:
Weighted average units used to compute basic EPU	n/a	15,422	12,397
Effect of dilutive securities — LTIP awards	n/a	8	—
Weighted average units used to compute diluted EPU	n/a	15,430	12,397

Net income per limited partner unit, basic	n/a	$0.30	$0.30
Net income per limited partner unit, diluted	n/a	$0.30	$0.30

Three months ended September 30, 2012	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$177	$4,806	$3,893
Denominator:
Weighted average units used to compute basic EPU	n/a	15,332	12,397
Effect of dilutive securities — LTIP awards	n/a	1	—
Weighted average units used to compute diluted EPU	n/a	15,333	12,397

Net income per limited partner unit, basic	n/a	$0.31	$0.31
Net income per limited partner unit, diluted	n/a	$0.31	$0.31

Nine months ended September 30, 2012	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$617	$16,709	$13,520
Denominator:
Weighted average units used to compute basic EPU	n/a	15,322	12,397
Effect of dilutive securities — LTIP awards	n/a	5	—
Weighted average units used to compute diluted EPU	n/a	15,327	12,397

Net income per limited partner unit, basic	n/a	$1.09	$1.09
Net income per limited partner unit, diluted	n/a	$1.09	$1.09

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the three and nine months ended September 30, 2013, approximately 12,000 LTIP granted phantom units were anti-dilutive. For the three months ended September 30, 2012, approximately 77,000 LTIP granted phantom units were anti-dilutive. There were no anti-dilutive units for the nine months ended September 30, 2012.

15. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30,	Nine months	Nine months
	2013	ended	ended
	Receivable	September 30,	September 30,
	Balance	2013 Sales	2012 Sales
	(in thousands)
NRG Energy, Inc. (fka GenOn Energy, Inc.)	$4,125	$40,051	$38,847
Indiana Harbor Coke Company, L.P	n/a	n/a	28,806
PPL Corporation	n/a	n/a	30,553
American Electric Power Company, Inc.	1,639	25,191	26,683

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s senior secured credit facility was determined based upon a market approach and approximates the carrying value at September 30, 2013. The fair value of the Partnership’s senior secured credit facility is a Level 2 measurement.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2013 excludes approximately $4.3 million of property additions, which are recorded in accounts payable, and approximately $0.3 million related to the value of phantom and restricted units that were issued to certain employees and directors of the General Partner. The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 excludes approximately $2.8 million of property additions, which are recorded in accounts payable,  and approximately $0.4 million related to the value of phantom and restricted units that were issued to certain employees and directors of the general partner. The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012 also excludes $0.4 million related to the amount accrued for the acquisition of the western Kentucky assets discussed in Note 3 and approximately $0.4 million related to a gain recognized on an approved insurance claim for a damaged piece of equipment, which the proceeds had not been received as of September 30, 2012.

18. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah and also has one underground mine located in Colorado that was temporarily idled. The Partnership sells primarily to electric utilities in the United States. The Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the three and nine months ended September 30, 2013, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino

Western (comprised of underground mines in Colorado and Utah) and Eastern Met (comprised solely of the joint venture with Patriot). Additionally, the Partnership has an Other category that is comprised of the Partnership’s ancillary businesses and oil and natural gas investments. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Partnership’s chief operating decision maker.

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

Reportable segment results of operations for the three months ended September 30, 2013 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$37,924	$19,964	$9,687	$6,858	$(6,858)	$—	$3,513	$71,088
DD&A	6,078	2,007	1,382	498	(498)	—	1,004	10,471
Interest expense	1,030	195	174	—	—	—	670	2,069
Net Income (loss)	$(405)	$4,338	$(40)	$(1,537)	$753	$(784)	$(232)	$2,877

Reportable segment results of operations for the three months ended September 30, 2012 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$51,428	$29,939	$10,621	$16,296	$(16,296)	$—	$1,587	$93,575
DD&A	6,165	2,189	1,217	508	(508)	—	494	10,065
Interest expense	1,212	221	201	16	(16)	—	471	2,105
Net Income (loss)	$(143)	$6,123	$1,891	$3,558	$(1,743)	$1,815	$(810)	$8,876

Reportable segment results of operations for the nine months ended September 30, 2013 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$114,029	$62,125	$28,708	$20,675	$(20,675)	$—	$7,799	$212,661
DD&A	18,501	6,049	4,050	1,455	(1,455)	—	2,662	31,262
Interest expense	2,957	576	491	—	—	—	1,824	5,848
Net Income (loss)	$(7,747)	$22,749	$(409)	$(8,039)	$3,939	$(4,100)	$(1,895)	$8,598

Reportable segment results of operations for the nine months ended September 30, 2012 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$135,607	$94,298	$30,767	$49,133	$(49,133)	$—	$4,783	$265,455
DD&A	19,801	6,154	3,323	1,630	(1,630)	—	1,634	30,912
Interest expense	3,340	620	546	155	(155)	—	1,383	5,889
Net Income (loss)	$812	$23,199	$4,750	$12,312	$(6,106)	$6,206	$(4,121)	$30,846

Additional summarized financial information for the Rhino Eastern equity method investment for the periods ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total costs and expenses	$8,395	$12,733	$28,715	$36,676
(Loss)/income from operations	(1,537)	3,563	(8,040)	12,457

19.  SUBSEQUENT EVENTS

On October 21, 2013, the Partnership announced a cash distribution of $0.445 per common unit, or $1.78 per unit on an annualized basis. This distribution will be paid on November 14, 2013 to all common unit holders of record as of the close of business on November 1, 2013. No distributions will be paid on the subordinated units.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region and oil and natural gas investments in the Utica Shale regions of eastern Ohio and the Cana Woodford region in western Oklahoma. As of December 31, 2012, we controlled an estimated 463.7 million tons of proven and probable coal reserves, consisting of an estimated 442.8 million tons of steam coal and an estimated 20.9 million tons of metallurgical coal. In addition, as of December 31, 2012, we controlled an estimated 417.4 million tons of non-reserve coal deposits. As of December 31, 2012, Rhino Eastern LLC, a joint venture in which we have a 51% membership interest and for which we serve as manager, controlled an estimated 43.1 million tons of proven and probable coal reserves at the Rhino Eastern mining complex located in Central Appalachia, consisting entirely of premium mid-vol and low-vol metallurgical coal, and an estimated 17.9 million tons of non-reserve coal deposits. As of September 30, 2013, we operated eight mines, including four underground and four surface mines, located in Kentucky, Ohio, West Virginia and Utah. Our Rhino Eastern joint venture operates two underground mines in West Virginia. In addition, we have one underground mine in Colorado that has been temporarily idled. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. Our oil and natural gas investments as of September 30, 2013 consisted of a 5% net interest in a portfolio of oil and natural gas leases in the Utica Shale that encompassed 146,000 total gross acres, or 7,300 net acres, as well as approximately 1,900 net mineral acres that we own in the Cana Woodford region.

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

For the three and nine months ended September 30, 2013, we generated revenues of approximately $71.1 million and approximately $212.7 million, respectively, and net income of approximately $2.9 million and approximately $8.6 million, respectively. Excluding results from the Rhino Eastern joint venture, for the three and nine months ended September 30, 2013, we produced approximately 0.9 million tons and approximately 2.8 million tons of coal, respectively, and sold approximately 0.9 million tons and approximately 2.8 million tons of coal, respectively. For the three and nine months ended September 30, 2013, approximately 90% and 89%, respectively, of tons sold were sold pursuant to supply contracts. Additionally, the Rhino Eastern joint venture produced approximately 0.1 million tons of premium mid-vol metallurgical coal for each of the three and nine months ended September 30, 2013. The Rhino Eastern joint venture also sold approximately 0.1 million tons and approximately 0.2 million tons of coal for the three and nine months ended September 30, 2013, respectively.

Recent Developments

Follow-on Offering

On September 13, 2013, we completed a public offering of 1,265,000 common units, representing limited partner interests in us, at a price of $12.30 per common unit. Of the common units issued, 165,000 units were issued in connection with the exercise of the underwriters’ option to purchase additional units. Net proceeds from the offering were approximately $14.6 million, after deducting underwriting discounts and estimated offering expenses of approximately $1.0 million. We used the net proceeds from this offering, and a related capital contribution by our general partner of approximately $0.3 million, to repay approximately $14.9 million of outstanding indebtedness under our credit facility.

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

Patriot Coal Corporation Bankruptcy

We have a 51% equity interest in the Rhino Eastern joint venture, with Patriot Coal Corporation (“Patriot”) owning the remaining membership interest. On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection. While the long term impact of the Patriot bankruptcy filing on the Rhino Eastern joint venture remains uncertain at this point, normal operations have continued at the Rhino Eastern joint venture and thus far the bankruptcy filing has not had a material negative effect on Rhino Eastern. On October 9, 2013, Patriot announced that it had achieved several major milestones toward a successful emergence from bankruptcy, possibly by 2013 year-end.

Acquisition of Coal Property

In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, we could potentially be required to pay an additional $3.0 million related to this acquisition if certain conditions are met. Of that amount, $2.0 million was initially recorded in in Property, plant and equipment and Accrued expenses related to this acquisition since this additional amount related to the purchase of these assets was probable and estimable. As of

September 30, 2013, we have paid $1.6 million of the $2.0 million. The remaining $1.0 million in potential payments has not been recorded because the conditions requiring payment of this amount are currently not probable.

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

Oil and Gas Investments

We and an affiliate of Wexford Capital have participated with Gulfport Energy Corporation (“Gulfport”), a publicly traded company, to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale. As of September 30, 2013, we have completed the acquisition of interests in a portfolio of leases in the Utica Shale region of eastern Ohio for a total purchase price of approximately $25.0 million. Gulfport is actively drilling in the Utica Shale acreage and our 2013 projected expansion capital expenditures include an estimated $21 million to $24 million for our oil and natural gas investments, primarily for drilling costs related to our Utica Shale acreage.

Our initial position in the Utica Shale consisted of a 10.8% net interest in approximately 80,000 gross acres. During the third quarter of 2012, we completed an exchange of our initial 10.8% position for a pro rata interest in 125,000 gross acres under lease by Gulfport and an affiliate of Wexford Capital. Also during the third quarter of 2012, our position was adjusted to a 5% net interest in the 125,000 gross acres, or approximately 6,250 net acres. As of September 30, 2013, our Utica Shale position consisted of our 5% net interest in a total portfolio of approximately 146,000 gross acres, or approximately 7,300 net acres. In addition, per the joint operating agreement among us, Gulfport and an affiliate of Wexford Capital, we have funded our proportionate share of drilling costs to Gulfport for wells being drilled on our acreage. As of September 30, 2013 and December 31, 2012, we have funded approximately $15.4 million and $5.3 million, respectively, of drilling costs that are included in Coal properties and oil and natural gas properties in our unaudited condensed consolidated statements of financial position. We recognized approximately $1.6 million and approximately $3.1 million of revenue, respectively, on our Utica Shale investment during the three and nine months ended September 30, 2013.

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

In September 2013, we completed an agreement with a third party to sell the oil and natural gas mineral rights for approximately 57 acres we own in the Utica Shale region in Harrison County, Ohio for approximately $0.6 million.  The sale of this acreage resulted in a gain of approximately $0.6 million since we had no cost basis associated with this property.

We have invested in certain oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. Our investment includes approximately 1,900 net mineral acres that we own in the Cana Woodford region which provide monthly royalty revenue to Rhino.

Other Investments

In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. As Muskie is still undergoing operational development, we recorded our proportionate portion of the operating loss for the three and nine months ended September 30, 2013 of approximately $68,000 and $200,000, respectively. During the nine months ended September 30, 2013, we contributed additional capital based upon our ownership share to the Muskie joint venture in the amount of $0.5 million. In addition, during the three months ended September 30, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of September 30, 2013.

In March 2012, we made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf Terminals LLC (“Timber Wolf”), with affiliates of Wexford Capital. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was our proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during the year ended 2012 or the three and nine months ended September 30, 2013.

In addition, during the second quarter of 2012 we formed Razorback, a services company to provide drill pad construction services in the Utica Shale for drilling operators. Razorback completed the construction and upgrade of eight drill pads during the first nine months of 2013 and is completing the construction of two additional drill pads as of September 30, 2013, in addition to the three drill pads completed during 2012.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of September 30, 2013, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2013 Q4	788	16
2014	2,663	12
2015	1,796	4
2016	1,100	2
2017	1,100	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

We conduct business through four reportable business segments: Central Appalachia, Northern Appalachia, Eastern Met and Rhino Western. Additionally, we have an Other category that includes our ancillary businesses and oil and natural gas investments. Our Central Appalachia segment consists of four mining complexes: Tug River, Rob Fork and Deane, which as of September 30, 2013, together included two underground mines, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, the Leesville field and the Springdale field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2013. Our Sands Hill mining complex, located in southern Ohio, included one surface mine, a preparation plant and a river terminal as of September 30, 2013. Our Rhino Western segment includes our two underground mines in the Western Bituminous region that consist of our McClane Canyon mine in Colorado that has been temporarily idled since the end of 2010, and remained idle at September 30, 2013, and our Castle Valley mining complex in Utah. The Eastern Met segment includes our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex, located in West Virginia, and for which we serve as manager. As of September 30, 2013, this complex was comprised of two underground mines and a preparation plant and loadout facility (owned by our Rhino Eastern joint venture partner). Our Other category includes our ancillary businesses that consist of our limestone operations and various businesses that provide support services such as reclamation, maintenance and transportation, the cost of which is reflected in our cost of operations, as well as our oil and natural gas investments.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Statement of Operations Data:
Total revenues	$71.1	$93.6	$212.7	$265.5
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	50.4	69.4	156.9	186.7
Freight and handling costs	0.3	1.5	0.9	4.6
Depreciation, depletion and amortization	10.5	10.0	31.3	30.9
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.7	4.7	15.2	15.1
(Gain) on sale/disposal of assets-net	(0.6)	(1.2)	(10.3)	(2.2)
Income from operations	5.8	9.2	18.7	30.4
Interest and other income (expense):
Interest expense	(2.1)	(2.1)	(5.8)	(5.9)
Interest income	—	—	—	0.1
Equity in net (loss)/income of unconsolidated affiliates	(0.8)	1.8	(4.3)	6.2
Total interest and other (expense) income	(2.9)	(0.3)	(10.1)	0.4
Net income	$2.9	$8.9	$8.6	$30.8

Other Financial Data
Adjusted EBITDA	$15.7	$21.3	$47.4	$68.6

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Summary.  For the three months ended September 30, 2013, our total revenues decreased to $71.1 million from $93.6 million for the three months ended September 30, 2012. We sold 0.9 million tons of coal for the three months ended September 30, 2013, which is an 28.8% decrease compared to the tons of coal sold for the three months ended September 30, 2012. This decrease was the result of continued weak demand in the met and steam coal markets. We believe the weak demand in the steam coal markets was primarily driven by an over-supply of low priced natural gas that increased stockpiles of coal at electric utilities. We believe utilities are still working to decrease their coal stockpiles, which has extended the weakness in the steam coal markets even though natural gas prices have risen from their previous historic lows. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to economic weakness in China and Europe.

Net income and Adjusted EBITDA decreased for the three months ended September 30, 2013 from the three months ended September 30, 2012. We generated net income of approximately $2.9 million for the three months ended September 30, 2013 compared to net income of approximately $8.9 million for the three months ended September 30, 2012 as reductions in costs were offset by lower coal revenues. Net income for the three months ended September 30, 2013 was negatively impacted period to period due to a $0.8 million net loss from our Rhino Eastern joint venture compared to net income of $1.8 million for the three months ended September 30, 2012, which represents our proportionate share of income from Rhino Eastern in which we have a 51% membership interest and for which we serve as manager.

Adjusted EBITDA decreased to $15.7 million for the three months ended September 30, 2013 from $21.3 million for the three months ended September 30, 2012. Adjusted EBITDA decreased period to period primarily due to a decrease in net income as described above.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the three months ended September 30, 2013 and 2012:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2013	September 30, 2012	Tons	% *
	(in thousands, except %)
Central Appalachia	390.8	519.2	(128.4)	(24.7)%
Northern Appalachia	296.3	483.0	(186.7)	(38.7)%
Rhino Western	241.1	302.1	(61.0)	(20.2)%
Total *†	928.2	1,304.3	(376.1)	(28.8)%

*                                        Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                         Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 0.9 million tons of coal for the three months ended September 30, 2013 compared to approximately 1.3 million tons for the three months ended September 30, 2012. The decrease in total tons sold year-to-year was primarily due to lower sales from our Sands Hill complex in Northern Appalachia as market conditions for coal from this operation weakened year-to-year. Tons of coal sold in our Central Appalachia segment decreased by approximately 24.7% to approximately 0.4 million tons for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to a decrease in steam coal tons sold in the three months ended September 30, 2013 compared to 2012. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.2 million tons, or 38.7%, to approximately 0.3 million tons for the three months ended September 30, 2013 from approximately 0.5 million tons for the three months ended September 30, 2012, primarily due to the decrease in sales from our Sands Hill complex mentioned earlier as well as slightly fewer tons sold at our Hopedale complex. Coal sales from our Rhino Western segment decreased for the three months ended September 30, 2013 compared to 2012 as our Castle Valley mine continued to fulfill contracted customer shipments, but had fewer spot sales for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the three months ended September 30, 2013 and 2012:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2013	September 30, 2012	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$32.1	$46.6	$(14.5)	(31.2)%
Freight and handling revenues	—	—	—	n/a
Other revenues	5.8	4.8	1.0	21.7%
Total revenues	$37.9	$51.4	$(13.5)	(26.3)%
Coal revenues per ton*	$82.05	$89.78	$(7.73)	(8.6)%
Northern Appalachia
Coal revenues	$17.8	$26.7	$(8.9)	(33.2)%
Freight and handling revenues	0.4	1.6	(1.2)	(74.2)%
Other revenues	1.8	1.7	0.1	4.2%
Total revenues	$20.0	$30.0	$(10.0)	(33.3)%
Coal revenues per ton*	$60.14	$55.22	$4.92	8.9%
Rhino Western
Coal revenues	$9.7	$10.6	$(0.9)	(8.8)%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$9.7	$10.6	$(0.9)	(8.8)%
Coal revenues per ton*	$40.17	$35.15	$5.02	14.3%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	3.5	1.6	1.9	121.4%
Total revenues	$3.5	$1.6	$1.9	121.4%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$59.6	$83.9	$(24.3)	(29.0)%
Freight and handling revenues	0.4	1.6	(1.2)	(74.2)%
Other revenues	11.1	8.1	3.0	37.7%
Total revenues	$71.1	$93.6	$(22.5)	(24.0)%
Coal revenues per ton*	$64.18	$64.33	$(0.15)	(0.2)%

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

Our coal revenues for the three months ended September 30, 2013 decreased by approximately $24.3 million, or 29.0%, to approximately $59.6 million from approximately $83.9 million for the three months ended September 30, 2012. The decrease in coal revenues was primarily due to fewer steam coal tons sold and lower met coal prices in Central Appalachia, as well as fewer tons sold from our Sands Hill complex in Northern Appalachia as market conditions for coal from this operation weakened year-to-year. Coal revenues per ton were $64.18 for the three months ended September 30, 2013, a decrease of $0.15, or 0.2%, from $64.33 per ton for the three months ended September 30, 2012. This decrease in coal revenues per ton was primarily the result of lower prices for met coal sold in Central Appalachia, partially offset by an increase in coal revenues per ton in our Northern Appalachia segment primarily due to fewer lower priced tons being sold from our Sands Hill complex for the three months ended September 30, 2013 compared to 2012.

For our Central Appalachia segment, coal revenues decreased by approximately $14.5 million, or 31.2%, to approximately $32.1 million for the three months ended September 30, 2013 from approximately $46.6 million for the three months ended September 30, 2012, primarily due to fewer steam coal tons sold and a decrease in the price for met coal tons sold. Coal revenues per ton for our Central Appalachia segment decreased by $7.73, or 8.6%, to $82.05 per ton for the three months ended September 30, 2013 as compared to $89.78 for the three months ended September 30, 2012, primarily due to lower prices for met coal sold. Other revenues increased for our Central Appalachia segment primarily due to higher coal royalty revenue from our coal leasing business as our lessees mined more tons during the three months ended September 30, 2013 as compared to 2012.

For our Northern Appalachia segment, coal revenues were approximately $17.8 million for the three months ended September 30, 2013, a decrease of approximately $8.9 million, or 33.2%, from approximately $26.7 million for the three months ended September 30, 2012. This decrease was primarily due to fewer tons sold from our Sands Hill complex in Northern Appalachia as mentioned earlier and slightly fewer tons sold at our Hopedale complex. Coal revenues per ton for our Northern Appalachia segment increased by $4.92, or 8.9%, to $60.14 per ton for the three months ended September 30, 2013 as compared to $55.22 per ton for the three months ended September 30, 2012. This increase was primarily due to fewer lower priced tons being sold from our Sands Hill complex as market conditions for coal from this operation weakened year-to-year.

For our Rhino Western segment, coal revenues decreased by approximately $0.9 million, or 8.8%, to approximately $9.7 million for the three months ended September 30, 2013 from approximately $10.6 million for the three months ended September 30, 2012. Coal revenues per ton for our Rhino Western segment were $40.17 for the three months ended September 30, 2013, an increase of $5.02, or 14.3%, from $35.15 for the three months ended September 30, 2012. The increase in coal revenues per ton were due to a decrease in lower-priced spot sales from our Castle Valley mine for the three months ended September 30, 2013 compared to 2012.

Other revenues for our Other category increased by approximately $1.9 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in other revenues was primarily due to $1.6 million of oil and gas revenue from our Utica Shale investment that was not present in the 2012 comparable period.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended September 30, 2013	Three months ended September 30, 2012	Increase (Decrease) %*
Met coal tons sold	138.5	141.2	(2.0)%
Steam coal tons sold	252.3	378.0	(33.2)%
Total tons sold †	390.8	519.2	(24.7)%

Met coal revenue	$11,382	$15,991	(28.8)%
Steam coal revenue	$20,681	$30,622	(32.5)%
Total coal revenue †	$32,063	$46,613	(31.2)%

Met coal revenues per ton	$82.21	$113.23	(27.4)%
Steam coal revenues per ton	$81.96	$81.02	1.2%
Total coal revenues per ton †	$82.05	$89.78	(8.6)%

Met coal tons produced	160.4	106.4	50.9%
Steam coal tons produced	248.2	336.6	(26.3)%
Total tons produced †	408.6	443.0	(7.8)%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended September 30, 2013 and 2012:

	Three months	Three months
	ended	ended
Segment	September 30, 2013	September 30, 2012	Increase/(Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$25.2	$39.0	$(13.8)	(35.4)%
Freight and handling costs	—	0.1	(0.1)	(64.3)%
Depreciation, depletion and amortization	6.1	6.1	—	(1.4)%
Selling, general and administrative	4.4	4.4	—	0.2%
Cost of operations per ton*	$64.53	$75.21	$(10.68)	(14.2)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.0	$19.2	$(6.2)	(32.1)%
Freight and handling costs	0.3	1.4	(1.1)	(78.9)%
Depreciation, depletion and amortization	2.0	2.2	(0.2)	(8.3)%
Selling, general and administrative	0.1	0.1	—	(21.4)%
Cost of operations per ton*	$43.88	$39.67	$4.21	10.6%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.7	$6.8	$0.9	13.2%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.4	1.2	0.2	13.6%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$31.83	$22.45	$9.38	41.8%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$4.5	$4.4	$0.1	3.1%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.0	0.5	0.5	103.1%
Selling, general and administrative	0.2	0.2	—	14.8%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$50.4	$69.4	$(19.0)	(27.3)%
Freight and handling costs	0.3	1.5	(1.2)	(77.6)%
Depreciation, depletion and amortization	10.5	10.0	0.5	4.0%
Selling, general and administrative	4.7	4.7	—	0.5%
Cost of operations per ton*	$54.31	$53.19	$1.12	2.1%

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

Cost of Operations.  Total cost of operations was $50.4 million for the three months ended September 30, 2013 as compared to $69.4 million for the three months ended September 30, 2012. Our cost of operations per ton was $54.31 for the three months ended September 30, 2013, an increase of $1.12, or 2.1%, from the three months ended September 30, 2012. Total cost of operations decreased primarily due to decreased costs from purchased coal in our Central Appalachia segment as well as lower production at our Sands Hill complex in Northern Appalachia, which was in response to weak market conditions for coal from this complex. The increase in the cost of operations on a per ton basis was primarily due to the sequence of mining at our Castle Valley mine in our Rhino Western segment where we performed more higher cost advance mining during the three months ended September 30, 2013 compared to more lower cost retreat mining that was performed in the three months ended September 30, 2012, as well as an increase from our Northern Appalachia operations associated with reducing production volumes at Sands Hill along with higher roof support costs at our Hopedale operation.

Our cost of operations for the Central Appalachia segment decreased by $13.8 million, or 35.4%, to $25.2 million for the three months ended September 30, 2013 from $39.0 million for the three months ended September 30, 2012. The decrease in total cost of operations was primarily due to decreased costs from purchased coal for the three months ended September 30, 2013 compared to 2012. Our cost of operations per ton decreased to $64.53 per ton for the three months ended September 30, 2013 from $75.21 per ton for the three months ended September 30, 2012. The decrease in cost of operations per ton was primarily due to the fact that we idled a majority of the Central Appalachia operations in June and early July of 2012 in order to reduce higher than normal inventory levels, which resulted in a higher cost per ton figure for the three months ended September 30, 2012 as we incurred costs from idling these operations with low production levels.

In our Northern Appalachia segment, our cost of operations decreased by $6.2 million, or 32.1%, to $13.0 million for the three months ended September 30, 2013 from $19.2 million for the three months ended September 30, 2012. The decrease in total cost of operations was primarily due to lower production at our Sands Hill complex in Northern Appalachia, which was in response to weak market conditions for coal from this complex. Our cost of operations per ton was $43.88 for the three months ended September 30, 2013, an increase of $4.21, or 10.6%, compared to $39.67 for the three months ended September 30, 2012. The increase in cost of operations per ton was primarily due to reducing production volumes at Sands Hill along with higher roof support costs at our Hopedale operation.

Our cost of operations for the Rhino Western segment increased by $0.9 million, or 13.2%, to $7.7 million for the three months ended September 30, 2013 from $6.8 million for the three months ended September 30, 2012. Our cost of operations per ton increased to $31.83 per ton for the three months ended September 30, 2013 from $22.45 per ton for three months ended September 30, 2012. The increases in cost of operations and cost of operations per ton were primarily due to the sequence of mining at our Castle Valley mine. During the third quarter of

2013, the mine was primarily advancing the sections which drove higher cost compared to the lower-cost retreat mining that was performed in the three months ended September 30, 2012.

Cost of operations in our Other category was relatively flat at $4.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Freight and Handling.  Total freight and handling cost for the three months ended September 30, 2013 decreased by $1.2 million, or 77.6%, to $0.3 million from $1.5 million for the three months ended September 30, 2012. This decrease was primarily due to the decrease in tons of coal sold for the three months ended September 30, 2013 compared to 2012 from our Sands Hill complex, which requires transportation by truck to customers’ locations.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization, or DD&A, expense for the three months ended September 30, 2013 was $10.5 million as compared to $10.0 million for the three months ended September 30, 2012.

For the three months ended September 30, 2013, our depreciation cost was flat at $7.9 million as compared to the three months ended September 30, 2012.

For the three months ended September 30, 2013, our depletion cost was $1.9 million compared to $1.4 million for the three months ended September 30, 2012. This increase is primarily attributable to our proportionate share of the Utica Shale oil and gas depletion that was not present in the prior period.

For the three months ended September 30, 2013 and 2012, our amortization cost was flat at $0.7 million.

Selling, General and Administrative.  Selling, general and administrative, or SG&A, expense for the three months ended September 30, 2013 was flat at $4.7 million as compared to the three months ended September 30, 2012.

Interest Expense.  Interest expense for the three months ended September 30, 2013 and 2012 was flat at $2.1 million. A reduction in the borrowings under our credit facility for the three months ended September 30, 2013 compared to the same period in 2012 was offset by a slightly higher borrowing rate in the 2013 period compared to 2012.

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

(In thousands, except per ton data and %)	Three months ended September 30, 2013	Three months ended September 30, 2012	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$6,810	$16,290	(58.2)%
Total revenues	$6,858	$16,296	(57.9)%
Coal revenues per ton*	$110.11	$175.72	(37.3)%
Cost of operations	$7,124	$11,056	(35.6)%
Cost of operations per ton*	$115.18	$119.26	(3.4)%
Depreciation, depletion and amortization	$498	$508	(1.9)%
Interest expense	$0	$16	n/a
Net income (loss)	$(1,537)	$3,558	(143.2)%
Partnership’s portion of net income (loss)	$(784)	$1,815	(143.2)%
Tons produced	63.5	78.1	(18.7)%
Tons sold	61.8	92.7	(33.3)%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

The decrease in tons produced and sold for the three months ended September 30, 2013 compared to 2012 was due to weakness in the met coal market, which resulted in a significant decrease in the market price for the quality of met coal that Rhino Eastern produces. The decrease in tons sold resulted in decreased revenue and net income for the three months ended September 30, 2013 compared to the same period in 2012.

Net Income (Loss).  The following table presents net income (loss) by reportable segment for the three months ended September 30, 2013 and 2012:

	Three months ended	Three months ended	Increase
Segment	September 30, 2013	September 30, 2012	(Decrease)
	(in millions)
Central Appalachia	$(0.4)	$(0.1)	$(0.3)
Northern Appalachia	4.3	6.1	(1.8)
Rhino Western	—	1.9	(1.9)
Eastern Met *	(0.8)	1.8	(2.6)
Other	(0.2)	(0.8)	0.6
Total	$2.9	$8.9	$(6.0)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the three months ended September 30, 2013, total net income decreased to approximately $2.9 million compared to approximately $8.9 million for the three months ended September 30, 2012 as decreases in costs and expenses were offset by decreases in coal revenues, as well as lower results from our Rhino Eastern joint venture.

For our Central Appalachia segment, net loss increased to a loss of approximately $0.4 million for the three months ended September 30, 2013, an increase of $0.3 million as compared to the three months ended September 30, 2012, primarily due to ongoing weakness in the met and steam coal markets. Net income in our Northern Appalachia segment decreased by $1.8 million to $4.3 million for the three months ended September 30, 2013, from $6.1 million for the three months ended September 30, 2012. This decrease was primarily due to higher roof support costs and slightly fewer tons sold at our Hopedale complex and a decrease in tons of coal sold from our Sands Hill complex due to weakness in the steam coal market. Net income in our Rhino Western segment decreased by $1.9 million to a break-even profit level for the three months ended September 30, 2013, compared to net income of $1.9 million for the three months ended September 30, 2012. This decrease was primarily the result of an increase in cost of operations at our Castle Valley operation as well as decreased revenue from lower tons sold at Castle Valley due to fewer spot sales. Our Eastern Met segment recorded a net loss of $0.8 million for the three months ended September 30, 2013, a decrease of $2.6 million from net income of $1.8 million for the three months ended September 30, 2012, as weakness in the met coal market caused a decrease in tons sold.  For the Other category, we had a net loss of $0.2 million for the three months ended September 30, 2013, which was an improvement as compared to a net loss of $0.8 million for the three months ended September 30, 2012. The improvement was primarily due to positive results from our Utica Shale oil and natural gas investments in the three months ended September 30, 2013.

Adjusted EBITDA.  The following table presents Adjusted EBITDA by reportable segment for the three months ended September 30, 2013 and 2012:

	Three months ended	Three months ended	Increase
Segment	September 30, 2013	September 30, 2012	(Decrease)
	(in millions)
Central Appalachia	$6.7	$7.2	$(0.5)
Northern Appalachia	6.5	8.5	(2.0)
Rhino Western	1.5	3.3	(1.8)
Eastern Met *	(0.5)	2.1	(2.6)
Other	1.5	0.2	1.3
Total	$15.7	$21.3	$(5.6)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total Adjusted EBITDA for the three months ended September 30, 2013 was $15.7 million, a decrease of $5.6 million from the three months ended September 30, 2012. Adjusted EBITDA decreased primarily as a result of a decrease in net income, as described previously. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income on a segment basis.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Summary.  For the nine months ended September 30, 2013, our total revenues decreased to $212.7 million from $265.5 million for the nine months ended September 30, 2012. We sold 2.8 million tons of coal for the nine months ended September 30, 2013, which is a 18.4% decrease compared to the tons of coal sold for the nine months ended September 30, 2012. This decrease in revenue and tons sold was the result of continued weak demand in the met and steam coal markets that was discussed earlier.

For the nine months ended September 30, 2013, our coal inventories were relatively flat compared to December 31, 2012 as we aligned production to committed sales.

Net income and Adjusted EBITDA decreased for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. We generated net income of approximately $8.6 million for the nine months ended September 30, 2013 compared to net income of approximately $30.8 million for the nine months ended September 30, 2012 as reductions in costs were offset by lower revenues, including lower royalty revenue from our coal leasing business. For the nine months ended September 30, 2013, our net income was positively impacted by $10.5 million from the sale of our 20% royalty interest on our Utica Shale property, while net income for this period was negatively impacted by approximately $1.0 million due to the non-cash write-off of a continuous miner that was damaged at one of our Central Appalachia underground mines. Net income for the nine months ended September 30, 2013 was also negatively impacted period to period due to a $4.1 million net loss from our Rhino Eastern joint venture compared to net income of $6.2 million for the nine months ended September 30, 2012, which represents our proportionate share of income from Rhino Eastern in which we have a 51% membership interest and for which we serve as manager. In addition, our net income for the nine months ended September 30, 2012 was positively impacted by approximately $7.4 million from total lease bonus payments that we received on our Utica Shale property during this period.

Adjusted EBITDA decreased to $47.4 million for the nine months ended September 30, 2013 from $68.6 million for the nine months ended September 30, 2012. Adjusted EBITDA decreased period to period primarily due to a decrease in net income as described above.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the nine months ended September 30, 2013 and 2012:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2013	September 30, 2012	Tons	% *
	(in millions, except %)
Central Appalachia	1,174.6	1,284.5	(109.9)	(8.6)%
Northern Appalachia	959.5	1,406.6	(447.1)	(31.8)%
Rhino Western	712.1	797.0	(84.9)	(10.6)%
Total *†	2,846.2	3,488.1	(641.9)	(18.4)%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                         Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 2.8 million tons of coal for the nine months ended September 30, 2013 compared to approximately 3.5 million tons for the nine months ended September 30, 2012. The decrease in total tons sold year-to-year was primarily due to lower sales from our Sands Hill complex in Northern Appalachia as market conditions for coal from this operation weakened year-to-year. Tons of coal sold in our Central Appalachia segment decreased by approximately 8.6% to approximately 1.2 million tons for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to a decrease in steam coal tons sold due to weakness in the steam coal market, partially offset by an increase in met coal tons sold as met coal sales in the spot market increased in the nine months ended September 30, 2013 compared to 2012. For our Northern Appalachia segment, tons of coal sold decreased by approximately 31.8% to approximately 1.0 million tons for the nine months ended September 30, 2013 from approximately 1.4 million tons for the nine months ended September 30, 2012, primarily due to the decrease in sales from our Sands Hill complex mentioned earlier. Coal sales from our Rhino Western segment decreased slightly for the nine months ended September 30, 2013 compared to 2012 as our Castle Valley mine continued to fulfill contracted customer shipments.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the nine months ended September 30, 2013 and 2012:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2013	September 30, 2012	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$98.8	$117.8	$(19.0)	(16.1)%
Freight and handling revenues	—	—	—	n/a
Other revenues	15.2	17.8	(2.6)	(14.8)%
Total revenues	$114.0	$135.6	$(21.6)	(15.9)%
Coal revenues per ton*	$84.15	$91.69	$(7.54)	(8.2)%
Northern Appalachia
Coal revenues	$56.5	$77.2	$(20.7)	(26.9)%
Freight and handling revenues	1.7	4.9	(3.2)	(65.9)%
Other revenues	4.0	12.2	(8.2)	(66.9)%
Total revenues	$62.2	$94.3	$(32.1)	(34.1)%
Coal revenues per ton*	$58.79	$54.85	$3.94	7.2%
Rhino Western
Coal revenues	$28.7	$30.7	$(2.0)	(6.6)%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	0.1	(0.1)	n/a
Total revenues	$28.7	$30.8	$(2.1)	(6.7)%
Coal revenues per ton*	$40.31	$38.58	$1.73	4.5%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	7.8	4.8	3.0	63.1%
Total revenues	$7.8	$4.8	$3.0	63.1%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$184.0	$225.7	$(41.7)	(18.5)%
Freight and handling revenues	1.7	4.9	(3.2)	(65.9)%
Other revenues	27.0	34.9	(7.9)	(22.4)%
Total revenues	$212.7	$265.5	$(52.8)	(19.9)%
Coal revenues per ton*	$64.63	$64.70	$(0.07)	(0.1)%

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

Our coal revenues for the nine months ended September 30, 2013 decreased by approximately $41.7 million, or 18.5%, to approximately $184.0 million from approximately $225.7 million for the nine months ended September 30, 2012. The decrease in coal revenues was primarily due to fewer tons sold from our Sands Hill complex in Northern Appalachia as market conditions for coal from this operation weakened year-to-year. Coal revenues per ton were $64.63 for the nine months ended September 30, 2013, a decrease of $0.07, or 0.1%, from $64.70 per ton for the nine months ended September 30, 2012. This slight decrease in coal revenues per ton was primarily the result of lower prices for metallurgical coal sold from our Central Appalachia segment, partially offset by fewer lower priced tons being sold from our Sands Hill complex in Northern Appalachia.

For our Central Appalachia segment, coal revenues decreased by approximately $19.0 million, or 16.1%, to approximately $98.8 million for the nine months ended September 30, 2013 from approximately $117.8 million for the nine months ended September 30, 2012, primarily due to a decrease in steam coal tons sold, partially offset by an increase in met coal tons sold. Coal revenues per ton for our Central Appalachia segment decreased by $7.54, or 8.2%, to $84.15 per ton for the nine months ended September 30, 2013 as compared to $91.69 for the nine months ended September 30, 2012, primarily due to lower prices for met coal sold. Other revenues decreased for our Central Appalachia segment primarily due to lower coal royalty revenue from our coal leasing business as our lessees mined fewer tons and had lower selling prices for their coal for the nine months ended September 30, 2013 as compared to 2012.

For our Northern Appalachia segment, coal revenues were approximately $56.5 million for the nine months ended September 30, 2013, a decrease of approximately $20.7 million, or 26.9%, from approximately $77.2 million for the nine months ended September 30, 2012. This decrease was primarily due to fewer tons sold from our Sands Hill complex in Northern Appalachia as mentioned earlier. Coal revenues per ton for our Northern Appalachia segment increased by $3.94, or 7.2%, to $58.79 per ton for the nine months ended September 30, 2013 as compared to $54.85 per ton for the nine months ended September 30, 2012. This increase was primarily due to fewer lower priced tons being sold from our Sands Hill complex. Other revenues decreased for our Northern Appalachia segment primarily due to $7.4 million in lease bonus payments received in the nine months ended September 30, 2012 as we leased our owned Utica Shale acreage to a third party in 2012 that is not present in the comparable period for 2013.

For our Rhino Western segment, coal revenues decreased by approximately $2.0 million, or 6.6%, to approximately $28.7 million for the nine months ended September 30, 2013 from approximately $30.7 million for the nine months ended September 30, 2012, due to slightly fewer tons sold. Coal revenues per ton for our Rhino Western segment were $40.31 for the nine months ended September 30, 2013, an increase of $1.73, or 4.5%, from $38.58 for the nine months ended September 30, 2012. The increase in coal revenues per ton was due to a decrease in lower-priced spot sales from our Castle Valley mine for the nine months ended September 30, 2013 compared to 2012.

Other revenues for our Other category increased by approximately $3.0 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in other revenues was primarily due to $3.1 million of oil and gas revenue from our Utica Shale investment that was not present in the 2012 comparable period.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase (Decrease) %*
Met coal tons sold	450.2	345.4	30.3%
Steam coal tons sold	724.4	939.1	(22.9)%
Total tons sold †	1,174.6	1,284.5	(8.6)%

Met coal revenue	$41,700	$44,276	(5.8)%
Steam coal revenue	$57,140	$73,508	(22.3)%
Total coal revenue †	$98,840	$117,784	(16.1)%

Met coal revenues per ton	$92.63	$128.17	(27.7)%
Steam coal revenues per ton	$78.88	$78.28	0.8%
Total coal revenues per ton †	$84.15	$91.69	(8.2)%

Met coal tons produced	450.1	389.6	15.5%
Steam coal tons produced	782.4	951.7	(17.8)%
Total tons produced †	1,232.5	1,341.3	(8.1)%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the nine months ended September 30, 2013 and 2012:

	Nine months	Nine months
	ended	ended
Segment	September 30, 2013	September 30, 2012	Increase/(Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$79.5	$93.9	$(14.4)	(15.3)%
Freight and handling costs	0.3	0.4	(0.1)	(36.4)%
Depreciation, depletion and amortization	18.5	19.8	(1.3)	(6.6)%
Selling, general and administrative	14.2	14.0	0.2	1.5%
Cost of operations per ton*	$67.71	$73.11	$(5.40)	(7.4)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$40.9	$57.7	$(16.8)	(29.1)%
Freight and handling costs	0.6	4.2	(3.6)	(85.1)%
Depreciation, depletion and amortization	6.0	6.2	(0.2)	(1.7)%
Selling, general and administrative	0.2	0.2	—	(27.4)%
Cost of operations per ton*	$42.59	$40.99	$1.60	3.9%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$22.9	$20.6	$2.3	11.6%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	4.1	3.3	0.8	21.9%
Selling, general and administrative	0.1	0.1	—	(5.3)%
Cost of operations per ton*	$32.21	$25.78	$6.43	24.9%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.6	$14.5	$(0.9)	(6.7)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	2.7	1.6	1.1	63.0%
Selling, general and administrative	0.7	0.8	(0.1)	(3.2)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$156.9	$186.7	$(29.8)	(15.9)%
Freight and handling costs	0.9	4.6	(3.7)	(80.5)%
Depreciation, depletion and amortization	31.3	30.9	0.4	1.1%
Selling, general and administrative	15.2	15.1	0.1	0.8%
Cost of operations per ton*	$55.13	$53.51	$1.62	3.0%

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

Cost of Operations.  Total cost of operations was $156.9 million for the nine months ended September 30, 2013 as compared to $186.7 million for the nine months ended September 30, 2012. Our cost of operations per ton was $55.13 for the nine months ended September 30, 2013, an increase of $1.62, or 3.0%, from the nine months ended September 30, 2012. Total cost of operations decreased primarily due to lower production at our Sands Hill complex in Northern Appalachia, which was in response to weak market conditions for coal from this complex. The increase in the cost of operations on a per ton basis was primarily due to the sequence of mining at our Castle Valley mine in our Rhino Western segment where we performed more higher cost advance mining during the nine months ended September 30, 2013 compared to more lower cost retreat mining that was performed in the nine months ended September 30, 2012.

Our cost of operations for the Central Appalachia segment decreased by $14.4 million, or 15.3%, to $79.5 million for the nine months ended September 30, 2013 from $93.9 million for the nine months ended September 30, 2012. Our total cost of operations decreased for Central Appalachia primarily due to decreased costs from purchased coal. Our cost of operations per ton decreased to $67.71 per ton for the nine months ended September 30, 2013 from $73.11 per ton for nine months ended September 30, 2012. The decrease in cost of operations per ton was primarily due to the fact that we idled a majority of the Central Appalachia operations in June and early July of 2012 in order to reduce higher than normal inventory levels, which resulted in a higher cost per ton figure for the 2012 period.

In our Northern Appalachia segment, our cost of operations decreased by $16.8 million, or 29.1%, to $40.9 million for the nine months ended September 30, 2013 from $57.7 million for the nine months ended September 30, 2012. The decrease in cost of operations was primarily due to lower production at our Sands Hill complex in Northern Appalachia, which was in response to weak market conditions for coal from this complex. Our cost of operations per ton was $42.59 for the nine months ended September 30, 2013, an increase of $1.60, or 3.9%, compared to $40.99 for the nine months ended September 30, 2012. The increase in cost of operations per ton was primarily due to reducing production volumes at Sands Hill along with higher roof support costs at our Hopedale operation.

Our cost of operations for the Rhino Western segment increased by $2.3 million, or 11.6%, to $22.9 million for the nine months ended September 30, 2013 from $20.6 million for the nine months ended September 30, 2012. Our cost of operations per ton increased to $32.21 per ton for the nine months ended September 30, 2013 from $25.78 per ton for nine months ended September 30, 2012. The increases in cost of operations and cost of operations per ton were primarily due to the sequence of mining at our Castle Valley mine. During the nine months ended September 30, 2013, the mine was primarily advancing the sections which drove higher cost compared to the lower-cost retreat mining that was performed in the nine months ended September 30, 2012.

Cost of operations in our Other category decreased by $0.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease was primarily due to zero cost incurred from our roof bolt manufacturing operation during the nine months ended September 30, 2013 since this operation was sold in September 2012.

Freight and Handling.  Total freight and handling cost for the nine months ended September 30, 2013 decreased by $3.7 million, or 80.5%, to $0.9 million from $4.6 million for the nine months ended September 30, 2012. This decrease was primarily due to the decrease in tons of coal sold for the nine months ended September 30, 2013 compared to 2012 from our Sands Hill complex, which requires transportation by truck to customers’ locations.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization, or DD&A, expense for the nine months ended September 30, 2013 was $31.3 million as compared to $30.9 million for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, our depreciation cost was $24.0 million as compared to $24.4 million for the nine months ended September 30, 2012. This decrease is primarily due to a decrease in machinery and equipment depreciation from our Central Appalachia operations.

For the nine months ended September 30, 2013, our depletion cost was $5.3 million compared to $4.4 million for the nine months ended September 30, 2012. This increase is primarily attributable to our proportionate share of the Utica Shale oil and gas depletion that was not present in the prior period, partially offset by a decrease in depletion cost from fewer tons produced for the nine months ended September 30, 2013 compared to 2012 due to weakness in the met and steam coal markets.

For the nine months ended September 30, 2013, our amortization cost was relatively flat at $2.0 million as compared to $2.1 million for the nine months ended September 30, 2012.

Selling, General and Administrative.  Selling, general and administrative, or SG&A, expense for the nine months ended September 30, 2013 was $15.2 million as compared to $15.1 million for the nine months ended September 30, 2012. This slight increase in SG&A expense was primarily due to an increase in expenditures for legal and accounting fees and other professional services.

Interest Expense.  Interest expense for the nine months ended September 30, 2013 decreased slightly to $5.8 million as compared to $5.9 million for the nine months ended September 30, 2012, due to having less outstanding borrowings under our credit facility.

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

(In thousands, except per ton data and %)	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$20,611	$49,100	(58.0)%
Total revenues	$20,675	$49,133	(57.9)%
Coal revenues per ton*	$111.88	$186.08	(39.9)%
Cost of operations	$25,176	$31,612	(20.4)%
Cost of operations per ton*	$136.66	$119.80	14.1%
Depreciation, depletion and amortization	$1,455	$1,630	(10.8)%
Interest expense	$0	$155	n/a
Net income (loss)	$(8,039)	$12,312	(165.3)%
Partnership’s portion of net income (loss)	$(4,100)	$6,206	(165.3)%
Tons produced	142.8	282.7	(49.5)%
Tons sold	184.2	263.9	(30.2)%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

The decrease in tons produced and sold for the nine months ended September 30, 2013 compared to 2012 was due to weakness in the met coal market, which resulted in a significant decrease in the market price for the quality of met coal that Rhino Eastern produces. The decrease in tons sold resulted in decreased revenue and net income for the nine months ended September 30, 2013 compared to the same period in 2012. Net income was also negatively impacted and cost of operations per ton increased for the nine months ended September 30, 2013 from approximately $1.3 million in total write-downs in coal inventory value due to the decrease in the market value of Rhino Eastern’s met coal.

Net Income (Loss).  The following table presents net income (loss) by reportable segment for the nine months ended September 30, 2013 and 2012:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2013	September 30, 2012	(Decrease)
	(in millions)
Central Appalachia	$(7.7)	$0.8	$(8.5)
Northern Appalachia	22.7	23.2	(0.5)
Rhino Western	(0.4)	4.7	(5.1)
Eastern Met *	(4.1)	6.2	(10.3)
Other	(1.9)	(4.1)	2.2
Total	$8.6	$30.8	$(22.2)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the nine months ended September 30, 2013, total net income decreased to approximately $8.6 million compared to approximately $30.8 million for the nine months ended September 30, 2012 as decreases in costs and expenses were offset by decreases in coal revenues, including lower royalty revenue from our coal leasing business, as well as lower results from our Rhino Eastern joint venture. For the nine months ended September 30, 2013, our net income was positively impacted by $10.5 million from the sale of our 20% royalty interest on our Utica Shale property. Our net income for the nine months ended September 30, 2012 was positively impacted by approximately $7.4 million in total lease bonus payments that we received on our Utica Shale property.

For our Central Appalachia segment, we generated a net loss of approximately $7.7 million for the nine months ended September 30, 2013, a decrease of $8.5 million compared to $0.8 million of net income for the nine months ended September 30, 2012.  The year to year decrease was primarily due to a decrease in tons sold, which decreased revenue, and an approximate $1.0 million charge incurred for the write-off of a continuous miner that was destroyed at one of our underground Central Appalachia mines. Net income in our Northern Appalachia segment was relatively flat at $22.7 million for the nine months ended September 30, 2013 as compared to $23.2 million for the nine months ended September 30, 2012. Net income in our Northern Appalachia segment was impacted from the $10.5 million received from the sale of our 20% royalty interest on our Utica Shale property in the nine months ended September 30, 2013 as compared to approximately $7.4 million of lease bonus payments that we received on our Utica Shale property in the nine months ended September 30, 2012. The increase period to period due to the Utica Shale payments received was partially offset from a decrease in tons of coal sold from our Sands Hill complex due to weakness in the steam coal market. Net income in our Rhino Western segment decreased by $5.1 million to a loss of approximately $0.4 million for the nine months ended September 30, 2013, compared to net income of $4.7 million for the nine months ended September 30, 2012. This decrease was primarily the result of an increase in cost of operations at our Castle Valley operation as well as decreased revenue from lower tons sold at

Castle Valley due to fewer spot sales. Our Eastern Met segment recorded a net loss of $4.1 million for the nine months ended September 30, 2013, a decrease of $10.3 million from net income of $6.2 million for the nine months ended September 30, 2012, as weakness in the met coal market caused a decrease in the number of tons sold and lower prices for tons sold.  For the Other category, we had a net loss of $1.9 million for the nine months ended September 30, 2013, which was an improvement as compared to a net loss of $4.1 million for the nine months ended September 30, 2012. The improvement was primarily due to positive results from our Utica Shale oil and natural gas investments in the nine months ended September 30, 2013.

Adjusted EBITDA.  The following table presents Adjusted EBITDA by reportable segment for the nine months ended September 30, 2013 and 2012:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2013	September 30, 2012	(Decrease)
	(in millions)
Central Appalachia	$14.7	$24.0	$(9.3)
Northern Appalachia	29.4	30.0	(0.6)
Rhino Western	4.1	8.6	(4.5)
Eastern Met *	(3.4)	7.1	(10.5)
Other	2.6	(1.1)	3.7
Total	$47.4	$68.6	$(21.2)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total Adjusted EBITDA for the nine months ended September 30, 2013 was $47.4 million, a decrease of $21.2 million from the nine months ended September 30, 2012. Adjusted EBITDA decreased primarily as a result of a decrease in net income, as described previously. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Eastern		Total
Three months ended September 30, 2013	Appalachia	Appalachia	Western	Met *	Other	**
	(in millions)
Net income	$(0.4)	$4.3	$—	$(0.8)	$(0.2)	$2.9
Plus:
DD&A	6.1	2.0	1.4	—	1.0	10.5
Interest expense	1.0	0.2	0.1	—	0.7	2.1
EBITDA†	$6.7	$6.5	$1.5	$(0.8)	$1.5	$15.4
Plus: Rhino Eastern DD&A-51%	—	—	—	0.3	—	0.3
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Adjusted EBITDA†	$6.7	$6.5	$1.5	$(0.5)	$1.5	$15.7

	Central	Northern	Rhino	Eastern
Three months ended September 30, 2012	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income	$(0.1)	$6.1	$1.9	$1.8	$(0.8)	$8.9
Plus:
DD&A	6.1	2.2	1.2	—	0.5	10.0
Interest expense	1.2	0.2	0.2	—	0.5	2.1
EBITDA†	$7.2	$8.5	$3.3	$1.8	$0.2	$21.0
Plus: Rhino Eastern DD&A-51%	—	—	—	0.3	—	0.3
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Adjusted EBITDA†	$7.2	$8.5	$3.3	$2.1	$0.2	$21.3

	Central	Northern	Rhino	Eastern
Nine months ended September 30, 2013	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income	$(7.7)	$22.7	$(0.4)	$(4.1)	$(1.9)	$8.6
Plus:
DD&A	18.5	6.0	4.1	—	2.7	31.3
Interest expense	2.9	0.7	0.4	—	1.8	5.8
EBITDA†	$13.7	$29.4	$4.1	$(4.1)	$2.6	$45.7
Plus: Rhino Eastern DD&A-51%	—	—	—	0.7	—	0.7
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Plus: Non-cash write-off of mining equipment (1)	1.0	—	—	—	—	1.0
Adjusted EBITDA†	$14.7	$29.4	$4.1	$(3.4)	$2.6	$47.4

	Central	Northern	Rhino	Eastern
Nine months ended September 30, 2012	Appalachia	Appalachia	Western	Met *	Other	Total**
	(in millions)
Net income	$0.8	$23.2	$4.7	$6.2	$(4.1)	$30.8
Plus:
DD&A	19.8	6.2	3.3	—	1.6	30.9
Interest expense	3.4	0.6	0.6	—	1.4	5.9
EBITDA†	$24.0	$30.0	$8.6	$6.2	$(1.1)	$67.7
Plus: Rhino Eastern DD&A-51%	—	—	—	0.8	—	0.8
Plus: Rhino Eastern interest expense-51%	—	—	—	0.1	—	0.1
Adjusted EBITDA†	$24.0	$30.0	$8.6	$7.1	$(1.1)	$68.6

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Net cash provided by operating activities	$11.1	$24.7	$40.2	$58.0
Plus:
Increase in net operating assets	3.2	—	—	0.9
Gain on sale of assets	0.6	0.8	10.3	1.8
Amortization of deferred revenue	0.4	0.3	1.1	0.9
Amortization of actuarial gain	—	0.1	0.1	0.2
Interest expense	2.1	2.1	5.8	5.9
Equity in net income of unconsolidated affiliate	—	1.8	—	6.2
Less:
Decrease in net operating assets	—	7.7	4.0	—
Accretion on interest-free debt	—	0.1	0.1	0.2
Amortization of advance royalties	0.1	—	0.1	0.1
Amortization of debt issuance costs	0.3	0.3	0.9	0.8
Equity-based compensation	0.2	0.2	0.6	0.7
Loss on sale/disposal of assets	—	—	—	—
Loss on retirement of advance royalties	—	0.1	—	0.1
Accretion on asset retirement obligations	0.6	0.4	1.8	1.3
Distributions from unconsolidated affiliate	—	—	—	3.0
Equity in net loss of unconsolidated affiliates	0.8	—	4.3	—
EBITDA†	$15.4	$21.0	$45.7	$67.7
Plus: Rhino Eastern DD&A-51%	0.3	0.3	0.7	0.8
Plus: Rhino Eastern interest expense-51%	—	—	—	0.1
Plus: Non-cash write-off of mining equipment (1)	—	—	1.0	—
Adjusted EBITDA† **	$15.7	$21.3	$47.4	$68.6

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

The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of September 30, 2013, our available liquidity was $95.3 million, including cash on hand of $1.1 million and $94.2 million available under our credit agreement.

Please read “—Capital Expenditures” for a further discussion of the impact on liquidity.

Cash Flows

Net cash provided by operating activities was $40.2 million for the nine months ended September 30, 2013 as compared to $58.0 million for the nine months ended September 30, 2012.  This decrease in cash provided by operating activities was primarily the result of lower net income, which resulted from decreased tons sold and revenue as well as unfavorable results from our Rhino Eastern joint venture. The unfavorable change in net income was partially offset by a favorable change in working capital accounts for the nine months ended September 30, 2013 as compared to 2012, including a favorable period to period change in accounts receivable. For the nine months ended September 30, 2013, we also had a slight favorable change in inventories as we decreased and aligned production to committed sales, which compared to an unfavorable change in inventories for the nine months ended September 30, 2012 as we built inventory levels as demand weakened in the met and steam coal markets.

Net cash used in investing activities was $22.8 million for the nine months ended September 30, 2013 as compared to $50.8 million for the nine months ended September 30, 2012. The decrease in cash used in investing activities was primarily due to the decreased amounts expended for the purchase and construction of mining equipment. For the nine months ended September 30, 2012, our primary expenditures were related to the new preparation plant in our Tug River mining complex, which resulted in increased expenditures when compared to the nine months ended September 30, 2013. In addition, the $10.5 million received from the sale of our 20% royalty interest on our Utica Shale property in the nine months ended September 30, 2013 resulted in lower net cash used in investing activities when compared to 2012.

Net cash used in financing activities for the nine months ended September 30, 2013 was $16.8 million, which was primarily attributable to distributions paid to unitholders and repayments on debt during this period. Net cash used in financing activities for the nine months ended September 30, 2013 also included the net proceeds from our public offering of common units, which resulted in net proceeds after offering expenses of approximately $14.6 million that was used to repay outstanding debt. In addition, net cash used in financing activities for the nine months ended September 30, 2013 included an approximate $1.0 million use of cash for the amendment to our credit facility. Net cash used in financing activities for the nine months ended September 30, 2012 was $7.2 million, which were primarily attributable to distributions to our unitholders in that period, partially offset by borrowings under our credit agreement.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2013 were approximately $11.4 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2013 were approximately $22.9 million, which were primarily related to additional investment in our oil and natural gas properties in the Utica Shale region, as well as the initial development of our new Riveredge mine on our Pennyrile property in western Kentucky. For the year ending December 31, 2013, we have budgeted $10 million to $15 million for maintenance capital expenditures and $39 million to $45 million for expansion capital expenditures.

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

Loans under the credit agreement bear interest at either (i) a base rate equaling the highest of (a) the Federal Funds Open Rate plus 0.50%; (b) the prime rate; or (c) daily LIBOR plus 1.00%, plus an applicable margin in each case or (ii) LIBOR plus an applicable margin, at our option. The applicable margin for the base rate option is 1.50% to 2.50%, and the applicable margin for the LIBOR option is 2.50% to 3.50%, each of which depends on our and our subsidiaries’ consolidated leverage ratio (“Consolidated Leverage Ratio”). The credit agreement also contains letter of credit fees equal to an applicable margin of 2.50% to 3.50% depending on the Consolidated Leverage Ratio, multiplied by the aggregate amount available to be drawn on the letters of credit, and a 0.15% fronting fee payable to the administrative agent. In addition, we incur a commitment fee on the unused portion of the credit agreement at a rate of 0.375% to 0.50% per annum, depending on the Consolidated Leverage Ratio. Borrowings on the line of credit are collateralized by all of our unsecured assets.

Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the period ended September 30, 2013, we were in compliance with respect to all covenants contained in the credit agreement. The credit agreement expires in July 2016.

At September 30, 2013, we had borrowed $150.0 million at a variable interest rate of LIBOR plus 3.00% (3.19% at September 30, 2013). In addition, we had outstanding letters of credit of approximately $22.1 million at a fixed interest rate of 3.00% at September 30, 2013. We had not used $94.2 million of the borrowing availability at September 30, 2013. During the three months ended September 30, 2013, we had average borrowings outstanding of approximately $158.4 million in relation to this credit agreement.

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

As of September 30, 2013, we had $22.1 million in letters of credit outstanding, of which $17.2 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in these policies and estimates as of September 30, 2013.

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

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts. As of September 30, 2013, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2013 Q4	788	16
2014	2,663	12
2015	1,796	4
2016	1,100	2
2017	1,100	2

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

A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by $0.1 million for the three months ended September 30, 2013 and would have reduced net income by $0.3 million for the nine months ended September 30, 2013. A hypothetical increase of 10% in steel prices would have reduced net income by $0.3 million for the three months ended September 30, 2013 and would have reduced net income by $0.9 million for the nine months ended September 30, 2013. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.1 million for the three months ended September 30, 2013 and would have reduced net income by $0.3 million for the nine months ended September 30, 2013.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.4 million for the three months ended September 30, 2013 and would have changed our interest expense by $1.2 million for the nine months ended September 30, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2013 is included in Exhibit 95.1 to this report.

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended September 30, 2013

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

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

RHINO RESOURCE PARTNERS LP

By: Rhino GP LLC, its General Partner

Date: November 6, 2013	By:	/s/ Christopher I. Walton
Christopher I. Walton
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	By:	/s/ Richard A. Boone
Richard A. Boone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)