Form 10-K
period 2013-12-31
Rhino Resource Partners LP
filed 2014-03-14
CIK 1490630

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34892

Rhino Resource Partners LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2377517 (I.R.S. Employer Identification No.)
424 Lewis Hargett Circle, Suite 250 Lexington, KY (Address of principal executive offices)	40503 (Zip Code)

Registrant's telephone number, including area code: (859) 389-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing Limited	New York Stock Exchange
Partner Interests

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's equity held by non-affiliates of the registrant was approximately $104.3 million based on the closing price of the registrant's common units on the New York Stock Exchange on such date. As of March 7, 2014, the registrant had 16,680,824 common units and 12,397,000 subordinated units outstanding.

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

v

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This report contains "forward-looking statements." Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and similar matters, are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including "may," "believe," "expect," "anticipate," "estimate," "continue," "plan," "intend," foresee," "should," "would," "could" or similar words, which are generally not historical in nature. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are appropriate under the circumstances. While we believe that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future results are based on our forecasts for our existing operations and do not include the potential impact of any unforeseen developments. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control or our ability to predict. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Item 1A "Risk Factors." The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

  •
  weakness in global economic conditions;

  •
  the availability and prices of competing electricity generation fuels;

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

Item 1.    Business.

        We are a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades from multiple coal producing basins in the United States. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from such management and leasing activities. Our diversified energy portfolio also includes investments in oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma and an investment in the Utica Shale region of eastern Ohio, which we signed a binding letter of intent to sell to a third party for $185 million in February 2014 (details discussed further below). In addition, we have expanded our business to include infrastructure support services, including the formation of a service company to provide drill pad construction for operators in the Utica Shale as well as other joint venture investments to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. In December 2012, we also invested in a joint venture that will provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

        In 2011, we and an affiliate of Wexford participated with Gulfport Energy ("Gulfport"), a publicly traded company, to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale. Our initial position in the Utica Shale consisted of a 10.8% net interest in approximately 80,000 gross acres. During the third quarter of 2012, we completed an exchange of our initial 10.8% position for a pro rata interest in 125,000 gross acres under lease by Gulfport and an affiliate of Wexford Capital. Also during the third quarter of 2012, our position was adjusted to a 5% net interest in the 125,000 gross acres, or approximately 6,250 net acres. As of December 31, 2013, our Utica Shale position consisted of our 5% net interest in a total portfolio of approximately 152,300 gross acres, or approximately 7,615 net acres, for a total purchase price of approximately $31.1 million. In addition, per the joint operating agreement among Rhino, Gulfport and an affiliate of Wexford Capital, we funded our proportionate share of drilling costs to Gulfport for wells drilled on our acreage. As of December 31, 2013, we funded approximately $23.3 million of drilling costs. We received approximately $5.6 million of revenue from this investment for the year ended December 31, 2013.

        In February 2014, we signed a binding letter of intent to sell our entire Utica Shale joint interest investment to Gulfport for $185 million, subject to customary closing conditions. The expected sale of our investment in the Utica Shale has created substantial value for our unitholders and this investment has been a great success. This transaction will allow us to eliminate substantially all of our debt and will give us significant financial flexibility. The elimination of our debt provides us the capability to opportunistically expand our operations and increase our cash flow through the development of existing coal reserves or the potential acquisition of MLP qualifying assets.

        We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region and oil and natural gas investments in the Cana Woodford region of western Oklahoma. As of December 31, 2013, we controlled an estimated 457.7 million tons of proven and probable coal reserves, consisting of an estimated 438.0 million tons of steam coal and an estimated 19.7 million tons of metallurgical coal. In addition, as of December 31, 2013, we controlled an estimated 277.0 million tons of non-reserve coal deposits. As of December 31, 2013, Rhino Eastern LLC, a joint venture with Patriot Coal Corporation ("Patriot") in which we own a 51% membership interest and for which we serve as manager, controlled an estimated 43.9 million tons of proven and probable coal reserves at the Rhino Eastern mining complex located in Central Appalachia, consisting entirely of premium mid-vol and low-vol metallurgical coal, and an estimated 18.8 million tons of non-reserve coal deposits. Our oil and natural gas investments as of December 31, 2013 also consisted of approximately 1,900 net mineral acres that we own in the Cana Woodford region.

        As of December 31, 2013, we operated eight mines, including four underground and four surface mines, located in Kentucky, Ohio, West Virginia and Utah. In addition, the Rhino Eastern joint venture operates one underground mine in West Virginia as of December 31, 2013. We also had one underground mine located in Colorado that was permanently idled at the end of 2013 (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information). The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. Excluding results from the Rhino Eastern joint venture, for the year ended December 31, 2013, we produced approximately 3.6 million tons of coal, purchased approximately 0.1 million tons of coal and sold approximately 3.7 million tons of coal. Additionally, the Rhino Eastern joint venture produced and sold approximately 0.2 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2013. Lessees produced approximately 2.8 million tons of coal from our Elk Horn coal leasing properties in eastern Kentucky for the year ended December 31, 2013. We also received royalty revenue from hydrocarbons sold from our Cana Woodford investment for the year ended December 31, 2013. Please see Note 21 of the consolidated financial statements included elsewhere in this annual report for information regarding our reportable business segments.

        Our principal business strategy is to safely, efficiently and profitably produce, sell and lease both steam and metallurgical coal from our diverse asset base in order to maintain, and, over time, increase our quarterly cash distributions. In addition, we intend to continue to expand and potentially diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash available for distribution and enhance our cash flow.

History

        Our predecessor was formed in April 2003 by Wexford Capital LP ("Wexford Capital", and together with certain of its affiliates and principals, "Wexford"). Wexford Capital is an SEC registered investment advisor which was formed in 1994 and manages a series of investment funds and has over $4 billion of assets under management. Since the formation of our predecessor, we have significantly grown our coal reserves. Since April 2003, we have completed numerous coal asset acquisitions with a total purchase price of approximately $356.5 million. Through these acquisitions and coal lease transactions, we have substantially increased our proven and probable coal reserves and non-reserve coal deposits. In addition, we have successfully grown our production through internal development projects.

        In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for a total cost of $3.5 million as of December 31, 2013. These coal leases and property are estimated to contain approximately 32.6 million tons of proven and probable coal reserves that are contiguous to the Green River. The property is fully permitted and we have signed a sales contract with an electric utility anchor customer that ensures this project has an immediate market for its coal. Development of the mine on this property commenced in early 2013 and initial production is scheduled to begin in mid-2014. This property provides us with access to Illinois Basin coal that is adjacent to a navigable waterway, which could be exported to non-U.S. customers in the future. In addition, in June 2011 we completed the acquisition of 100% of the ownership interests in The Elk Horn Coal Company ("Elk Horn") for approximately $119.7 million in cash consideration. Elk Horn is primarily a coal leasing company located in eastern Kentucky that provides us with coal royalty revenues, which we believe helps to diversify our income stream while limiting our direct operational risk.

        In addition to our coal acquisitions, in 2011 we began to invest in oil and natural gas mineral rights in the Utica Shale region of eastern Ohio as well as the Cana Woodford region of western Oklahoma. As of December 31, 2013, we had invested a total of approximately $31.1 million for a 5% net interest in a portfolio of oil and natural gas leases in the Utica Shale region along with approximately $23.3 million in drilling costs, which represented our proportionate ownership share in the portfolio. Gulfport, the operator of the portfolio, began drilling and testing wells in the region in 2012 and we received our proportionate share (5%) of revenue from the hydrocarbons produced and sold by the operator on our acreage, which totaled approximately $5.6 million for the year ended December 31, 2013. In February 2014, we signed a binding letter of intent to sell our entire Utica Shale joint interest investment to Gulfport for $185 million, which will provide us significant financial flexibility. In addition, as of December 31, 2013, we have invested approximately $8.1 million for mineral rights in the Cana Woodford region.

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

        In addition, on September 13, 2013, we completed a public offering of 1,265,000 common units, representing limited partner interests in us, at a price of $12.30 per common unit. Of the common units issued, 165,000 units were issued in connection with the exercise of the underwriters' option to purchase additional units. On July 18, 2011, we completed a public offering of 2,875,000 common units, representing limited partner interests in us, at a price of $24.50 per common unit. Of the common units issued, 375,000 units were issued in connection with the exercise of the underwriters' option to purchase additional units.

        We are managed by the board of directors and executive officers of our general partner. Our operations are conducted through, and our operating assets are owned by, our wholly owned subsidiary, Rhino Energy LLC, and its subsidiaries.

Coal Operations

Mining and Leasing Operations

        As of December 31, 2013, we operated four mining complexes located in Central Appalachia (Tug River, Rob Fork, Deane and Rhino Eastern) along with our Elk Horn coal leasing operations in Central Appalachia. In addition, we operated two mining complexes located in Northern Appalachia (Hopedale and Sands Hill). In the Western Bituminous region, we operated one mining complex located in Emery and Carbon Counties, Utah (Castle Valley). We also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon) that was permanently idled at the end of 2013 (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information). We are currently developing a new mining complex in the Illinois Basin, our Pennyrile mine, which is expected to begin production in mid-2014, and will consist of one underground mine, a preparation plant and river loadout facility.

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

        The following map shows the location of our coal mining and leasing operations as of December 31, 2013 (Note: the McClane Canyon mine in Colorado was permanently idled at December 31, 2013):

PENNSYLVANIA
Akron
Youngstown
New Castle
Canton
LEESVILLE FIELD
SPRINGDALE FIELD
Pittsburgh
Steubenville
Washington
Wheeling
HOPEDALE COMPLEX
Columbus
Zanesville
Uniontown
OHIO
Morgantown
Fairmont
MD
Chillicothe
SANDS HILL COMPLEX
Parkersburg
Clarksburg
Elkins
RICH MOUNTAIN FIELD
(POTTSVILLE ENERGY ACQUISITION)
N
Ashland
Huntington
Charleston
WEST VIRGINIA
Lexington
Morehead
HEADQUARTERS OFFICE
RHINO EASTERN COMPLEX
TUG RIVER COMPLEX
KENTUCKY
Prestonsburg
Beckley
ELK HORN COAL PROPERTIES
Pikeville
DEANE COMPLEX
Hazard
VIRGINIA
ROB FORK COMPLEX
Roanoke
TENNESSEE
NORTH CAROLINA
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

        The following table summarizes our and the Rhino Eastern joint venture's mining complexes and production by region as of December 31, 2013. The tons produced by the Elk Horn lessees are not included in the table below since we did not directly mine these tons, but rather collected royalty revenues from the lessees.

Region	Preparation Plants and Loadouts	Transportation to Customers(1)	Number and Type of Active Mines(2)	Tons Produced for the Year Ended December 31, 2013(3)
				(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Tug Fork & Jamboree(4)	Truck, Barge, Rail (NS)	2S	0.4
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	1U, 1S	0.7
Deane Complex (KY)	Rapid Loader	Rail (CSX)	1U	0.3
Northern Appalachia
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	1.1
Sands Hill Complex (OH)	Sands Hill(5)	Truck, Barge	1S	0.2
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—
Pennyrile Mine (KY)(6)	Preparation plant & river loadout	Barge	—	—
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	0.9
McClane Canyon Mine (CO)(7)	n/a	Truck	—	—

Total			4U,4S	3.6

Central Appalachia
Rhino Eastern Complex (WV)(8)	Rocklick	Truck, Rail (NS, CSX)	1U

(1)
NS = Norfolk Southern Railroad; CSX = CSX Railroad; OHC = Ohio Central Railroad; WLE = Wheeling & Lake Erie Railroad.

(2)
Numbers indicate the number of active mines. U = underground; S = surface. All of our mines as of December 31, 2013 were company-operated.

(3)
Total production based on actual amounts and not rounded amounts shown in this table.

(4)
Jamboree includes only a loadout facility.

(5)
Includes only a preparation plant.

(6)
Construction of a new underground mining operation on this property commenced in early 2013, with production targeted to begin in mid-2014.

(7)
The McClane Canyon mine was permanently idled as of December 31, 2013.

(8)
Owned by a joint venture in which we have a 51% membership interest and for which we serve as manager. Amounts shown include 100% of the production. The Rocklick preparation plant is owned and operated by our joint venture partner with whom the Rhino Eastern joint venture has a transloading agreement for use of the facility.

        Central Appalachia.    As of December 31, 2013, we operated four mining complexes located in Central Appalachia consisting of three active underground mines and three surface mines. For the year ended December 31, 2013, the mines at our Tug River, Rob Fork and Deane mining complexes produced an aggregate of approximately 0.8 million tons of steam coal and an estimated 0.6 million tons of metallurgical coal, and the underground mine at the Rhino Eastern mining complex, owned by the Rhino Eastern joint venture in which we have a 51% membership interest and for which we serve as manager, produced approximately 0.2 million tons of metallurgical coal. In addition, for the year ended December 31, 2013, lessees of our Elk Horn properties produced approximately 2.8 million tons of coal.

        Tug River Mining Complex.    Our Tug River mining complex is located in Kentucky and West Virginia that borders the Tug River. This complex produces coal from two company operated surface mines, which includes one high-wall mining unit. Coal production from these operations is delivered to the Tug Fork preparation plant for processing and then transported by truck to the Jamboree rail loadout for blending and shipping. The Tug Fork plant is a modern, 350 tons per hour preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train, batch weigh loadout. This mining complex produced approximately 0.1 million tons of steam coal and approximately 0.3 million tons of metallurgical coal for the year ended December 31, 2013.

        Rob Fork Mining Complex.    Our Rob Fork mining complex is located in eastern Kentucky and currently produces coal from one company-operated surface mine and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers' needs. The Rob Fork mining complex produced approximately 0.4 million tons of steam coal and 0.3 million tons of metallurgical coal for the year ended December 31, 2013.

        Deane Mining Complex.    Our Deane mining complex is located in eastern Kentucky and produces steam coal from one company-operated underground mine. The infrastructure consists of a preparation plant utilizing heavy media circuitry capable of cleaning coarse and fine coal size fractions, as well as a unit train loadout facility with batch weighing equipment capable of loading in excess of 10,000 tons into railcars in approximately four hours. The facility has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers' needs. The Deane complex produced approximately 0.3 million tons of steam coal for the year ended December 31, 2013.

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

        The Rhino Eastern mining complex currently produces premium metallurgical coal from one company-operated underground mine. Raw coal is trucked from the mine to a facility owned by our joint venture partner to be sized, washed and shipped by truck or via one of two rail loadouts, located on the CSX Railroad and the Norfolk Southern Railroad. The Rhino Eastern mining complex produced approximately 0.2 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2013.

        On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection and Patriot successfully exited bankruptcy in December 2013.

        Elk Horn Coal Leasing.    Elk Horn is primarily a coal leasing company located in eastern Kentucky that provides us with coal royalty revenues. For the year ended December 31, 2013, Elk Horn lessees produced approximately 2.8 million tons of coal from our Elk Horn properties.

        Northern Appalachia.    We operate two mining complexes located in Northern Appalachia consisting of one company-operated underground mine and one company-operated surface mine. For the year ended December 31, 2013, these mines produced an aggregate of approximately 1.3 million tons of steam coal.

        Hopedale Mining Complex.    The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is first cleaned at our Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad in Cadiz, Ohio and then shipped by train or truck to our customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 1.1 million tons of steam coal for the year ended December 31, 2013.

        Sands Hill Mining Complex.    We currently operate one surface mine at our Sands Hill mining complex, located near Hamden, Ohio. The infrastructure includes a preparation plant along with a river front barge and dock facility on the Ohio River. The Sands Hill mining complex produced approximately 0.2 million tons of steam coal and approximately 0.5 million tons of limestone aggregate for the year ended December 31, 2013.

        Western Bituminous Region.    In January 2011, we began production at an underground mine in Emery and Carbon Counties, Utah. We also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon) that was permanently idled at the end of 2013 (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information).

        Castle Valley Mining Complex.    In August 2010, we completed the acquisition of certain mining assets of C.W. Mining Company out of bankruptcy. The assets acquired are located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. We produced approximately 0.9 million tons of steam coal from one underground mine at this complex for the year ended December 31, 2013.

        Illinois Basin Mining Complex.    In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky. The coal leases and property are estimated to contain approximately 32.6 million tons of proven and probable coal reserves that are contiguous to the Green River. The property was initially undeveloped, but fully permitted, and provides us with access to Illinois Basin coal that is adjacent to a navigable waterway, which could be exported to non-U.S. customers. In early 2013, we commenced the construction of a new underground mining operation on this property, referred to as our Pennyrile mine, which will include a preparation plant and river loadout facility. Production from this mine is targeted to begin in mid-2014 and initial annual production is scheduled to be approximately 0.8 million tons per year, with the possibility to expand up to 2.0 million tons per year with further development of the mine.

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

        In 2011 we began to invest in oil and natural gas mineral rights and operations in the Utica Shale region of eastern Ohio. As of December 31, 2013, we had invested a total of approximately $31.1 million for a 5% net interest in a portfolio of oil and natural gas leases in the Utica Shale region along with approximately $23.3 million in drilling costs, which represented our proportionate ownership share in the portfolio. Gulfport, the operator of the portfolio, began drilling and testing wells in the region in 2012 and we received our proportionate share (5%) of revenue from the hydrocarbons produced and sold by the operator on our acreage, which totaled approximately $5.6 million for the year ended December 31, 2013. In February 2014, we signed a binding letter of intent to sell our entire Utica Shale joint interest investment to Gulfport for $185 million.

        During 2011, we completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. We began to receive royalty revenues from these mineral rights in early 2012 and received approximately $115,000 and $77,000 in royalty revenue during 2013 and 2012, respectively.

        In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC ("Muskie"), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. We recorded our proportionate share of the operating loss for 2013 and 2012 of approximately $0.5 million and $0.3 million, respectively. During the year ended December 31, 2013, we contributed additional capital based upon our ownership interest to the Muskie joint venture in the amount of $0.5 million. In addition, during the year ended December 31, 2013, we provided a loan based upon our ownership share to Muskie in the amount of $0.2 million that remained outstanding as of December 31, 2013.

        In March 2012, we made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf Terminals LLC ("Timber Wolf"), with affiliates of Wexford Capital. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was our proportionate minority ownership interest to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during 2013 and 2012.

        In addition, during the second quarter of 2012 we formed a services company ("Razorback") to provide drill pad construction services in the Utica Shale for drilling operators. Razorback completed the construction and upgrade of eleven drill pads during the year ended December 31, 2013 in addition to the three drill pads completed during 2012. Two impoundments for fracking water were also constructed during 2013 for a total of three completed to date. Additionally, Razorback has constructed several access roads for operators in the Utica Shale region.

        In March 2012, we completed a lease agreement with a third party for approximately 1,232 acres that we own in the Utica Shale region in Harrison County, Ohio. The lease agreement is for an initial five year term with an optional three year renewal period and conveys rights to the third party to perform drilling and operating activities for producing oil, natural gas or other hydrocarbons. As part of the lease agreement, the third party agreed to pay us the sum of $6,000 per acre as a lease bonus, of which $0.5 million was paid at the signing of the lease agreement. An additional $6.9 million was paid in the second quarter of 2012 totaling approximately $7.4 million of lease bonus payments for approximately 1,232 acres. In addition, the lease agreement stipulates that the third party shall pay us a 20% royalty based upon the gross proceeds received from the sale of oil and/or natural gas recovered from the leased property.

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

Coal Customers

General

        Our primary customers for our steam coal are electric utilities, and the metallurgical coal we produce is sold primarily to domestic and international steel producers. Excluding results from the Rhino Eastern joint venture, for the year ended December 31, 2013, approximately 84% of our coal sales tons consisted of steam coal and approximately 16% consisted of metallurgical coal. For the year ended December 31, 2013, 100% of the Rhino Eastern joint venture's coal sales tons consisted of metallurgical coal. For the year ended December 31, 2013, excluding results from the Rhino Eastern joint venture, approximately 73% of our coal sales tons that we produced were sold to electric utilities. The majority of our electric utility customers purchase coal for terms of one to three years, but we also supply coal on a spot basis for some of our customers. Excluding the results from the Rhino Eastern joint venture, for the year ended December 31, 2013, we derived approximately 86.6% of our total coal revenues from sales to our ten largest customers, with affiliates of our top three customers accounting for approximately 45.9% of our coal revenues for that period: NRG Energy, Inc. (fka GenOn Energy, Inc.) (23.4%); American Electric Power (12.7%); and Indiana Harbor (9.8%). Additionally, pursuant to the terms of a coal purchase agreement entered into under the Rhino Eastern joint venture agreement, we sell 100% of Rhino Eastern's production to an affiliate of our joint venture partner, Patriot, which controls the amount and terms of sales of the coal produced from Rhino Eastern. Incidental to our coal mining process, we mine limestone and sell it as aggregate to various construction companies and road builders that are located in close proximity to our Sands Hill mining complex.

Coal Supply Contracts

        For each of the years ended December 31, 2013 and 2012, approximately 88% of our aggregate coal tons sold were sold through supply contracts. We expect to continue selling a significant portion of our coal under supply contracts. As of December 31, 2013, we had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons (in thousands)	Number of customers
2014	3,045	19
2015	1,796	4
2016	1,100	2
2017	1,100	2

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

Transportation

        We ship coal to our customers by rail, truck or barge. For the year ended December 31, 2013, the majority of our coal sales tonnage was shipped by rail. The majority of our coal is transported to customers by either the CSX Railroad or the Norfolk Southern Railroad in eastern Kentucky and by the Ohio Central Railroad or the Wheeling & Lake Erie Railroad in Ohio. In addition, in southeastern Ohio, we use our own trucking operations to transport coal to our customers where rail is not available. We use third-party trucking to transport coal to our customers in Utah. In addition, coal from certain of our mines is located within economical trucking distance to the Big Sandy River and/or the Ohio River and can be transported by barge. It is customary for customers to pay the transportation costs to their location.

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

        Our non-fatal days lost time incidence rate for all operations for the year ended December 31, 2013 was 1.36 as compared to the most recent national average of 2.27, as reported by MSHA, or 40.09% below this national average. Non-fatal days lost incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee's scheduled work. In addition, for the year ended December 31, 2013 our average MSHA violations per inspection day was 0.41 as compared to the most recent national average of 0.85 violations per inspection day as reported by MSHA, or 51.76% below this national average.

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

        Indeed, in 2013, MSHA began implementing its recently released Pattern of Violation ("POV") regulations under the Mine Act. Under this regulation, MSHA eliminated the ninety (90) day window to take corrective action and engage in mitigation efforts for mine operators who met certain initial POV screening criteria. Additionally, MSHA will make POV determinations based upon enforcement actions as issued, rather than enforcement actions that have been rendered final following the opportunity for administrative or judicial review. After a mine operator has been placed on POV status, MSHA will thereafter issue an order withdrawing miners from the area affected by any enforcement action designated by MSHA as posing a significant and substantial, or S&S, hazard to the health and/or safety of miners. Further, once designated as a POV mine, a mine operator can be removed from POV status only upon: (1) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA; or (2) no POV-related withdrawal orders being issued by MSHA within ninety (90) days of the mine operator being placed on POV status. Although it remains to be seen how these new regulations will ultimately affect production at our mines, they are consistent with the trend of more stringent enforcement.

        From time to time, certain portions of individual mines have been required to suspend or shut down operations temporarily in order to address a compliance requirement or because of an accident. For instance, MSHA issues orders pursuant to Section 103(k) that, among other things, call for operations in the area of the mine at issue to suspend operations until compliance is restored. Likewise, if an accident occurs within a mine, the MSHA requirements call for all operations in that area to be suspended until the circumstance leading to the accident has been resolved. During the fiscal year ended December 31, 2013 (as in earlier years), we received such orders from government agencies and have experienced accidents within our mines requiring the suspension or shutdown of operations in those particular areas until the circumstances leading to the accident have been resolved. While the violations or other circumstances that caused such an accident were being addressed, other areas of the mine could and did remain operational. These circumstances did not require us to suspend operations on a mine-wide level or otherwise entail material financial or operational consequences for us. Any suspension of operations at any one of our locations that may occur in the future may have material financial or operational consequences for us.

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

Black Lung Laws

        Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price. This excise tax does not apply to coal that is exported outside of the United States. In 2013, we recorded approximately $2.8 million of expense related to this excise tax.

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

        SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA's adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. As of December 31, 2013, we had accrued approximately $34.5 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

OSM is currently developing an environmental impact statement ("EIS") for use in drafting the anticipated stream protection rule. We are unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams. The requirements of the new stream protection rule or future legislation, when adopted, will likely be stricter than the prior SBZ Rule to further protect streams from the impact of surface mining, and may adversely affect our business and operations.

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

        As of December 31, 2013, we had approximately $75.2 million in surety bonds outstanding to secure the performance of our reclamation obligations. We may be required to increase these amounts as a result of recent developments in West Virginia and Kentucky. In 2011, West Virginia passed legislation that provides for a minimum incremental bonding rate in lieu of a minimum bond amount that applies regardless of acreage. In addition, the Kentucky Department for Natural Resources and the Office of Surface Mining Reclamation and Enforcement Lexington Field Office executed an Action Plan for Improving the Adequacy of Kentucky Performance Bond Amounts, which provides for, among other things, revised bond computation protocols.

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

        In addition to the greenhouse gas ("GHG") regulations discussed below, air emission control programs that affect our operations, directly or indirectly, include, but are not limited to, the following:

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

  •
  On July 6, 2011, EPA finalized a rule intended to replace CAIR called the Cross-State Air Pollution Rule, or CSAPR, which requires 28 states in the eastern half of the US to reduce power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. CSAPR was scheduled to replace CAIR starting January 1, 2012. However, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR on August 21, 2012, in a 2 to 1 decision, concluding that the rule was beyond the EPA's statutory authority. The EPA petitioned for en banc review of that decision by the entire U.S. Court of Appeals for the District of Columbia Circuit, but the petition was denied on January 24, 2013. The U.S. Supreme Court granted certiorari and heard oral arguments in December 2013 over EPA's challenge of the D.C. Circuit Court's vacatur of the CSAPR. While this litigation delays implementation of CSAPR, it also leaves CAIR in place while the Court considers the merits of the legal challenges to CSAPR. For states to meet their requirements under CSAPR, a number of coal-fired power plants will likely need to be retired, rather than be retrofitted with the necessary emission control technologies, reducing the demand for steam coal.

  •
  On February 16, 2012, the EPA formally adopted its "MATS rule," which imposes a new suite of limits on coal- and oil-fired electric generating unit ("EGU") emissions of mercury, other metals, acid gases, and organic air toxics. On July 20, 2012, the EPA announced that it is reviewing technical information that is focused on pollution limits under the MATS rule, based on new information provided by industry stakeholders after the rule was finalized. In March 2013, EPA finalized the MATS rule for new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. Appeals were filed and oral arguments were heard by the District of Columbia Circuit Court in early December 2013.

  •
  The EPA also signed revisions to the new source performance standards ("NSPS") for fossil-fuel-fired EGUs. This NSPS revises the standards that new coal-fired and oil-fired power plants must meet for particulate matter, sulfur dioxide, and nitrogen oxides.

  •
  In addition, on January 31, 2013, the EPA issued final MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Like MATS, Boiler MACT imposes stricter limitations on mercury emissions than those vacated in CAMR. Business and environmental groups have filed legal challenges in federal appeals court and have petitioned EPA to reconsider the rule. EPA has granted petitions for reconsideration for certain issues. However, if Boiler MACT is upheld, EPA estimates the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the outcome of these legal challenges and cannot be determined at this time.

  •
  The EPA has adopted new, more stringent national air quality standards, or NAAQS, for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, on June 3, 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date of October 4, 2013. Determinations on remaining areas of the U.S. have to be made. States with non-attainment areas will have until winter 2014 to submit SIP revisions which must meet the modified standard by summer 2017. For all other areas, states will be required to submit "maintenance" SIPs. In addition, in January 2013, the EPA published in the Federal Register the NAAQS for fine particles emitted by a wide variety of sources including power plants, industrial facilities, and gasoline and diesel engines, tightening the annual PM 2.5 standard to 12 micrograms per cubic meter. The rule became effective in March 2013. In November 2013, EPA proposed revisions to address an earlier remand of its 1997 PM 2.5 implementation rules and finalization has not occurred as of December 31, 2013. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states.

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

        On June 16, 2010, several environmental groups petitioned the EPA to list coal mines as a source of air pollution and establish emissions standards under the CAA for several pollutants, including particulate matter, nitrogen oxide gases, volatile organic compounds, and methane. Petitioners further requested that the EPA regulate other emissions from mining operations, including dust and clouds of nitrogen oxides associated with blasting operations. These same groups filed suit against the EPA in November of 2011 in the federal court for the District of Columbia seeking the EPA's listing of coal mines as a New Source Performance Standard category. The EPA has sought to have the case dismissed. If the petitioners are successful, emissions of these or other materials associated with our mining operations could become subject to further regulation pursuant to existing laws such as the CAA. In that event, we may be required to install additional emissions control equipment or take other steps to lower emissions associated with our operations, thereby reducing our revenues and adversely affecting our operations.

Carbon Dioxide Emissions

        One by-product of burning coal is carbon dioxide, which EPA considers a greenhouse gas ("GHG") and a major source of concern with respect to climate change and global warming.

        Future regulation of GHG in the United States could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. In its recently released Climate Action Plan, the Obama Administration announced its intent to issue regulations under Section 111(b) and Section 111(d) of the CAA to set NSPS for both new and existing power plants by June 2015. As of December 31, 2013, EPA has not formally published any rules to finalize these requirements. In addition, in October 2013, the U.S. Supreme Court granted certiorari to hear arguments related to a combination of several petitions challenging EPA's approach to CO2 regulation. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

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

        All of these regulations are subject to legal challenges, but the D.C. Circuit has refused to stay their implementation while the challenges are pending. On June 26, 2012, the U.S. Court of Appeals for the District of Columbia Circuit rejected challenges to the Tailoring Rule and other EPA rules relating to the regulation of GHGs under the CAA. In March 2012, the EPA proposed New Source Performance Standards ("NSPS") for carbon dioxide emissions from new and modified EGUs. The final NSPS, if promulgated along the lines proposed, would pose significant challenges for the construction of new coal-fired power plants and could result in a decrease in U.S. demand for steam coal.

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

        The EPA also has statutory "veto" power under Section 404(c) to effectively revoke a previously issued Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an "unacceptable adverse effect." On January 14, 2011, the EPA exercised its Section 404(c) authority to withdraw or restrict the use of a previously issued permit for the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. A challenge to the EPA's exercise of this authority was made in the federal District Court in the District of Columbia and on March 23, 2012, the Court ruled that the EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively. This decision was appealed and reversed by the D.C. Circuit Court of Appeals in April 2013, finding that EPA has the authority to issue a retroactive veto, but remanding for consideration of whether that decision was arbitrary and capricious. The mining company has also petitioned the U.S. Supreme Court for certiorari to overturn the ruling. Any future use of the EPA's Section 404 "veto" power could create uncertainty with regard to our or our lessees' continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal royalties revenues.

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

        Total Maximum Daily Load, or TMDL, regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point- and non-point pollutant sources discharging into that water body. Likewise, when water quality in a receiving stream is better than required, states are required to conduct an anti-degradation review before approving discharge permits. The adoption of new TMDLs and load allocations or any changes to anti-degradation policies for streams near our coal mines could limit our ability to obtain NPDES permits, require more costly water treatment, and adversely affect our coal production.

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

        On June 21, 2010, EPA released a proposed rule to regulate the disposal of certain coal combustion by-products, or CCB. The proposed rule sets forth two proposed avenues for the regulation of CCB under RCRA. The first option calls for regulation of CCB under Subtitle C as a hazardous waste, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option calls for regulation of CCB under Subtitle D as a solid waste, which gives EPA authority to set performance standards for solid waste management facilities and would be enforced primarily through state agencies and citizen suits. Under both options, the EPA would establish dam safety requirements to address structural integrity of surface impoundments to prevent catastrophic releases. The proposal leaves intact the Bevill exemption for beneficial uses of CCB, except for land application. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. However, as of December 31, 2013, EPA has not finalized CCR rules nor established a timeframe for doing so. If CCB were re-classified as hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our customers' operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCB, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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

        In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. Moreover, the EPA has announced that it will develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, have evaluated or are evaluating various other aspects of hydraulic fracturing. After rescinding its initial May 2012 proposal, BLM re-proposed a rule in May 2013 that would require the disclosure of chemicals used during the fracturing process and addresses drilling plans, water management, and wastewater disposal on federal and Indian lands. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.

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

Employees

        To carry out our operations, our general partner and our subsidiaries, excluding our Rhino Eastern joint venture, employed 686 full-time employees as of December 31, 2013. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since our inception we have had no history of work stoppages or union organizing campaigns.

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

        We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.445 per unit, or $1.78 per unit per year, which will require us to have available cash of approximately $13.2 million per quarter, or $52.8 million per year, based on the number of common and subordinated units outstanding as of December 31, 2013 and the general partner interest. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

  •
  changes in tax laws;

  •
  weather conditions; and

  •
  force majeure.

        In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. We may not have sufficient cash available for distributions on our subordinated units in the future. Any further reduction in the amount of cash available for distributions could impact our ability to pay the minimum quarterly distribution on our common units in full. Moreover, we may not be able to increase distributions on our common units if we are unable to pay the full minimum quarterly distribution on our subordinated units.

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

        In addition, the prices of oil and natural gas may fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. A sustained decline in these commodity prices could materially adversely affect the level of return on our oil and natural gas investments in the Cana Woodford region. Significant or extended price declines could also adversely affect the amount of oil and natural gas that our oil and natural gas lessees in the Cana Woodford region can economically produce, which could result in a shortfall in expected cash flows from our investment.

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

        Excluding results from the Rhino Eastern joint venture, steam coal accounted for approximately 84% of our coal sales volume for the year ended December 31, 2013. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefit for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and cash available for distribution to our unitholders.

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

        On June 24, 2011, our subsidiary, CAM Mining LLC received notice that on June 23, 2011, MSHA commenced an action in the U.S. District Court of the Eastern District of Kentucky seeking injunctive relief as a result of alleged violations of Sections 103, 104, and 108 of the Mine Act occurring at Mine 28 in connection with an inspection on June 17, 2011 by MSHA inspectors. The complaint alleged that when MSHA inspectors arrived at Mine 28 to inspect the mine with respect to the allegations that employees had been smoking underground, CAM Mining LLC employees gave advance notice of the inspection to miners working underground and that this advance notice hindered, interfered with and delayed the inspection by MSHA. The complaint asserts that the MSHA inspectors did not find any evidence of smoking paraphernalia during the inspection, which was allegedly the result of this advance notice. On June 30, 2011, MSHA obtained a temporary restraining order prohibiting any advance notice of inspections in the future. That became a Permanent Injunction on July 14, 2011. The Permanent Injunction is for three years and will expire on July 14, 2014. On June 17, 2011, MSHA also issued a 104(a) citation in this matter to the Mine for allegedly giving advance notice of the inspection. The citation was assessed at $10,000 and is expected to be settled at $8,000 upon approval by the administrative law judge in 2014.

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

        Efficient coal mining using modern techniques and equipment requires skilled laborers. During periods of high demand for coal, the coal industry has experienced a shortage of skilled labor as well as rising labor and benefit costs, due in large part to demographic changes as existing miners retire at a faster rate than new miners are entering the workforce. If a shortage of experienced labor should occur or coal producers are unable to train enough skilled laborers, there could be an adverse impact on labor productivity, an increase in our costs and our ability to expand production may be limited. If coal prices decrease or our labor prices increase, our results of operations and cash available for distribution to our unitholders could be adversely affected.

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

        As of December 31, 2013, we have invested approximately $8.1 million and $31.1 million for mineral rights in the Cana Woodford region of Oklahoma and oil and natural gas leases in the Utica Shale region of eastern Ohio, respectively. In February 2014, we entered into a binding letter of intent to sell our Utica Shale interests for $185 million. The oil and natural gas markets are highly volatile, and we cannot predict future oil and natural gas prices. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such fluctuations could cause us not to realize the full benefits from such investments.

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

        Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures, such as reserve replacement costs or refurbishment or replacement of mine equipment. Our annual estimated maintenance capital expenditures for purposes of calculating operating surplus are $7 to $10 million for 2014. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future to maintain our long-term operating capacity, which we believe to be reasonable. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. The amount of our estimated maintenance capital expenditures may be more than our actual maintenance capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. In addition to estimated maintenance capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to our unitholders. Please read "—Risks Inherent in an Investment in Us—Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner."

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

        In the wake of the Supreme Court's April 2, 2007 decision in Massachusetts, et al. v. EPA, which held that GHG fall under the definition of "air pollutant" in the federal Clean Air Act ("CAA") in December 2009 the EPA issued a final rule declaring that six GHG, including carbon dioxide and methane, "endanger both the public health and the public welfare of current and future generations." The issuance of this "endangerment finding" allows the EPA to begin regulating GHG emissions under existing provisions of the CAA. There are many regulatory approaches currently in effect or being considered to address GHG, including possible future U.S. treaty commitments, new state legislation that may impose a carbon emissions tax or establish a cap-and-trade program and regulation by the EPA.

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

        We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2013, we had $75.2 million in reclamation surety bonds, secured by $17.2 million in letters of credit outstanding under our credit agreement. Our credit agreement provides for a $300 million working capital revolving credit facility, of which up to $75.0 million may be used for letters of credit. If we do not maintain sufficient borrowing capacity under our revolving credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations. For more information, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement." If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and cash available for distribution to our unitholders could be adversely affected.

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

        We sell a material portion of our coal under supply contracts. As of December 31, 2013 we had sales commitments for approximately 80% of our estimated coal production (including purchased coal to supplement our production and excluding results from the Rhino Eastern joint venture) for the year ending December 31, 2014. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 43% in 2014, 25% in 2015, 16% in 2016, and 16% in 2017. We derived approximately 86.6% of our total revenues from coal sales (excluding results from the joint venture) to our ten largest customers for the year ended December 31, 2013, with affiliates of our top three customers accounting for approximately 45.9% of our coal revenues during that period.

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

        Increases in our total indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. As of December 31, 2013 our current portion of long-term debt that will be funded from cash flows from operating activities during 2014 was approximately $1.0 million. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

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

        If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 7, 2014, Wexford owned an aggregate of approximately 61% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). As of March 7, 2014, Wexford owned an aggregate of approximately 44% of our common units and approximately 84% of our subordinated units.

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

        As of December 31, 2013, we had 16,672,286 common units and 12,397,000 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Pursuant to a registration rights agreement entered into in connection with the closing of our IPO, we filed a resale shelf registration statement pursuant to which we registered the common units held by Wexford, and may be required to register any common units they hold that converted at the end of the subordination period. We may be required to undertake an underwritten offering to facilitate the sale of units held by Wexford or its permitted assignees under the registration rights agreement. In addition, under our partnership agreement, our general partner and its affiliates (including Wexford) have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations. Sales by Wexford or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

        While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Wexford) after the subordination period has ended. As of March 7, 2014, Wexford owned approximately 44% of the outstanding common units and 84% of our outstanding subordinated units.

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

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity level taxation for federal or state tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. Changes in current state law may subject us to additional entity level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to you.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such change could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax law may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

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

        Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The use of this proration method may not be permitted under existing Treasury Regulations and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change our allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

        Because there is no tax concept of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner in us with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

        We will be considered to have constructively terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Certain U.S. federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.

        The Fiscal Year 2014 Budget proposed by the President recommends elimination of certain key U.S. federal income tax preferences relating to coal exploration and development (the "Budget Proposal"). The Budget Proposal would (1) eliminate current deductions and 60-month amortization for exploration and development costs relating to coal and other hard mineral fossil fuels, (2) repeal the percentage depletion allowance with respect to coal properties, (3) repeal capital gains treatment of coal and lignite royalties, and (4) exclude from the definition of domestic production gross receipts all gross receipts derived from the sale, exchange, or other disposition of coal, other hard mineral fossil fuels, or primary products thereof. The passage of any legislation as a result of the Budget Proposal or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

        Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our and Rhino Eastern's coal reserve and non-reserve coal deposit estimates was completed by Cardno MM&A, as of September 30, 2013, and covered a majority of the coal reserves and non-reserve coal deposits that we and Rhino Eastern controlled as of such date. The coal reserve estimates were updated through December 31, 2013 by our internal staff of engineers based upon production data. The coal reserve and non-reserve coal deposit information for our Elk Horn operation was updated by John T. Boyd Company as of December 31, 2013 due to this firm's familiarity with the coal reserves at this location, as John T. Boyd performed the coal reserve audit in connection with our acquisition of Elk Horn in June 2011. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

        As of December 31, 2013, we controlled an estimated 457.7 million tons of proven and probable coal reserves and an estimated 277.0 million tons of non-reserve coal deposits. As of December 31, 2013, Rhino Eastern controlled an estimated 43.9 million tons of proven and probable coal reserves and an estimated 18.8 million tons of non-reserve coal deposits.

Coal Reserves

        The following table provides information as of December 31, 2013 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves(1)
Region	Total(3)	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam(2)	Metallurgical(2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	20.5	17.4	3.1	16.2	4.3	7.5	13.0	14.8	5.7
Rob Fork Complex (KY)	22.7	20.8	1.9	22.7	—	7.4	15.3	16.9	5.8
Deane Complex (KY)	39.4	23.4	16.0	6.9	32.5	38.8	0.6	39.4	—
Rich Mountain Field (WV)	8.2	2.7	5.5	—	8.2	8.2	—	—	8.2
Elk Horn (KY)	113.9	78.2	35.7	54.5	59.4	111.6	2.3	113.9	—

Total Central Appalachia	204.7	142.5	62.2	100.3	104.4	173.5	31.2	185.0	19.7

Northern Appalachia
Hopedale Complex (OH)	26.5	20.8	5.7	26.5	—	10.0	16.5	26.5	—
Sands Hill Complex (OH)	11.9	10.2	1.7	11.9	—	0.5	11.4	11.9	—
Leesville Field (OH)	27.7	10.5	17.2	—	27.7	27.7	—	27.7	—
Springdale Field (PA)	13.7	8.8	4.9	—	13.7	13.7	—	13.7	—

Total Northern Appalachia	79.8	50.3	29.5	38.4	41.4	51.9	27.9	79.8	—

Illinois Basin
Taylorville Field (IL)	111.1	38.8	72.3	—	111.1	—	111.1	111.1	—
Pennyrile Complex (KY)	32.6	18.5	14.1	—	32.6	—	32.6	32.6	—

Total Illinois Basin	143.7	57.3	86.4	—	143.7	—	143.7	143.7	—

Western Bituminous
Castle Valley Complex (UT)	23.3	15.8	7.5	23.3	—	—	23.3	23.3	—
McClane Canyon Mine (CO)(3)	6.2	4.1	2.1	6.2	—	0.1	6.1	6.2	—

Total Western Bituminous	29.5	19.9	9.6	29.5	—	0.1	29.4	29.5	—

Total	457.7	270.0	187.7	168.2	289.5	225.5	232.2	438.0	19.7

Percentage of total(4)		59.0%	41.0%	36.7%	63.3%	49.3%	50.7%	95.7%	4.3%
Central Appalachia
Rhino Eastern Complex (WV)(5)	43.9	25.4	18.5	39.2	4.7	—	43.9	—	43.9
Percentage of total(4)		57.9%	42.1%	89.3%	10.7%	0.0%	100.0%	0.0%	100.0%

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

(3)
The McClane Canyon mine was permanently idled as of December 31, 2013.

(4)
Percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

(5)
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

        The following table provides information on particular characteristics of our and Rhino Eastern's coal reserves as of December 31, 2013:

	Moist Basis(1)				Proven and Probable Coal Reserves(2)
						Sulfur Content
				S02/mm Btu
Region	% Ash	% Sulfur	Btu/lb.		Total	<1%	1 - 1.5%	>1.5%	Unknown
					(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	10.34%	1.19%	12,967	1.83	20.5	9.4	8.6	1.9	0.6
Rob Fork Complex (KY)	6.09%	1.17%	13,389	1.74	22.7	13.4	5.7	2.1	1.5
Deane Complex (KY)	5.39%	0.91%	13,442	1.35	39.4	21.0	11.5	0.9	6.0
Rich Mountain (WV)	7.33%	0.60%	13,313	0.91	8.2	8.2	—	—	—
Elk Horn (KY)	11.50%	1.51%	13,100	2.31	113.9	17.5	47.8	48.6	—

Total Central Appalachia	9.44%	1.29%	13,193	1.95	204.7	69.5	73.6	53.5	8.1

Northern Appalachia
Hopedale Complex (OH)	6.32%	2.14%	13,045	3.28	26.5	—	—	26.5	—
Sands Hill Complex (OH)	9.66%	3.50%	11,791	5.94	11.9	—	—	11.9	—
Leesville Field (OH)	5.52%	2.31%	12,910	3.58	27.7	—	—	27.7	—
Springdale Field (PA)	7.08%	1.91%	13,337	2.87	13.7	—	—	13.7	—

Total Northern Appalachia	6.67%	2.36%	12,861	3.67	79.8	—	—	79.8	—

Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.1	—	—	111.1	—
Pennyrile Complex (KY)	7.79%	2.53%	11,475	4.42	32.6	—	—	32.6	—

Total Illinois Basin	7.76%	3.30%	11,152	5.92	143.7	—	—	143.7	—

Western Bituminous
Castle Valley Complex (UT)	10.23%	0.72%	12,118	1.19	23.3	23.3	—	—	—
McClane Canyon Mine (CO)(3)	11.19%	0.57%	11,241	1.01	6.2	6.2	—	—	—

Total Western Bituminous	10.43%	0.69%	11,932	1.15	29.5	29.5	—	—	—

Total	7.94%	1.89%	11,597	3.26	457.7	99.0	73.6	277.0	8.1

Percentage of total(4)						21.6%	16.1%	60.5%	1.8%
Central Appalachia
Rhino Eastern Complex (WV)(5)	4.32%	0.68%	14,025	0.97	43.9	39.1	4.8	—	—

(1)
Moist basis represents average dry basis analytical test results which are normalized to a moisture content deemed to be representative of the saleable coal product, except for Elk Horn, which is reported on a dry basis.

(2)
Represents recoverable tons.

(3)
The McClane Canyon mine was permanently idled as of December 31, 2013.

(4)
Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

(5)
Owned by a joint venture in which we have a 51% membership interest and for which we serve as manager. Amounts shown include 100% of the reserves.

Non-Reserve Coal Deposits

        The following table provides information on our and Rhino Eastern's non-reserve coal deposits as of December 31, 2013:

	Non-Reserve Coal Deposits
		Total Tons
	Total Tons
		Owned	Leased
	(in million tons)
Region
Central Appalachia	181.6	170.1	11.5
Northern Appalachia	32.1	27.8	4.3
Illinois Basin	33.7	—	33.7
Western Bituminous	29.6	—	29.6

Total	277.0	197.9	79.1

Percentage of total		71.44%	28.55%
Rhino Eastern (Central Appalachia)(1)	18.8	—	18.8

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

Oil and Natural Gas Reserves

        We and an affiliate of Wexford Capital have participated with Gulfport, a publicly traded company, to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale region of eastern Ohio. As of December 31, 2013, our assets in this region consisted of a 5% non-operated working interest in a total of approximately 152,300 acres, or 7,615 net acres. Per a joint operating agreement completed between us, Gulfport (the operator) and an affiliate of Wexford Capital, we began to fund our proportionate share of drilling costs to Gulfport for wells that began to be drilled in 2012 on our acreage. In February 2014, we signed a binding letter of intent to sell our entire Utica Shale joint interest investment to Gulfport for $185 million, subject to customary closing conditions.

Preparation of Estimated Oil and Natural Gas Reserves

        Our oil and natural gas reserve estimates at December 31, 2013 were prepared by Ryder Scott Company L.P. ("Ryder Scott") with respect to our assets in the Utica Shale region, based on technical information supplied by Gulfport. Ryder Scott is an independent petroleum engineering firm and a copy of their summary reserve report is included as Exhibit 99.1 to this Annual Report on Form 10-K. Ryder Scott has been providing petroleum consulting services throughout the world for over 75 years. The primary technical person responsible for overseeing the estimate of the reserves presented herein has been employed with Ryder Scott since 1981 and is a Senior Vice President responsible for coordinating and supervising staff and consulting engineers of Ryder Scott in ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, he served in a number of engineering positions. He graduated with honors from Texas Tech University with a Bachelor of Science degree in Electrical Engineering in 1975 and is a licensed Professional Engineer in the State of Texas. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has fulfilled the work experience and continuing education requirements of the Texas Board of

Professional Engineers, and based on his educational background, professional training and more than 30 years of practical experience in the estimation and evaluation of petroleum reserves, he has attained the professional qualifications as a Reserves Estimator and Reserves Auditor as set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers.

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

        We have not provided oil and natural gas reserve estimates pertaining to our Cana Woodford assets in western Oklahoma since we only have a royalty interest in these assets and the information is unavailable. Our share of the oil and natural gas produced from our Cana Woodford assets was immaterial for the year ended December 31, 2013.

Estimated Proved Oil and Natural Gas Reserves

        The following table sets forth our proportionate interest in our Utica Shale estimated proved oil and natural gas reserves at December 31, 2013 and 2012. Information for 2011 is not presented as exploration and production did not begin until early 2012.

	For the year ended December 31, 2013
	Oil/Condensate (Mbbls)	Natural gas liquids (Mbbls)	Natural gas (MMcf)	Total oil and natural gas reserves (MBOE)
Proved developed	114	230	5,942	1,334
Proved undeveloped(1)	59	123	2,921	669

Total estimated proved reserves(2)	173	353	8,863	2,003

	For the year ended December 31, 2012
	Oil/Condensate (Mbbls)	Natural gas liquids (Mbbls)	Natural gas (MMcf)	Total oil and natural gas reserves (MBOE)
Proved developed	60	4	1,532	319
Proved undeveloped(1)	61	7	896	217

Total estimated proved reserves(2)	121	11	2,428	536

	For the year ended December 31,
	2013	2012
	(in thousands)
Total discounted future net income(3)	$27,161	$7,833

(1)
Proved undeveloped oil and natural gas reserves will be converted from undeveloped to developed as the applicable wells begin production.

(2)
Estimates of reserves as of December 31, 2013 and 2012 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on the first day of each month within the 12-month periods ended December 31, 2013 and 2012, respectively, in accordance with guidelines of the SEC applicable to reserves estimates as of year-end. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

(3)
Represents present value, discounted at 10% per annum, of estimated future net revenue of our estimated proven oil and natural gas reserves. The estimated future net revenues set forth above were determined by using reserve quantities of proved oil and natural reserves and the periods in which they are expected to be developed and produced based on certain prevailing economic conditions. The estimated future production in our oil and natural reserve reports for the years ended December 31, 2013 and 2012 is priced based on the 12-month unweighted arithmetic average of the first-day-of-the month price for the period January through December of the applicable year, using $96.78 per barrel for oil/condensate, $41.23 per barrel for natural gas liquids and $3.67 per Mcf for natural gas during 2013, and using $94.71 per barrel for oil/condensate, $43.24 per barrel for natural gas liquids and $2.76 per Mcf for natural gas during 2012. In each case, prices are adjusted by lease for transportation fees and regional price differentials.

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

Production, Prices and Production Costs

        The following table presents our proportionate portion of production volumes, average prices received and average production costs from our Utica Shale properties for the years ended December 31, 2013 and 2012. Information for 2011 is not presented as exploration and production did not begin until early 2012.

	For the year ended December 31,
	2013	2012
Production Volumes:
Oil (MBbls)	24.6	2.0
Gas (MMcf)	710.3	21.8
Natural gas liquids (MGal)	865.6	5.2
Oil equivalents (MBOE)	163.6	5.8
Average Prices:
Oil (per Bbl)	$92.53	$78.08
Gas (per Mcf)	$3.19	$3.82
Natural gas liquids (per Gal)	$1.25	$1.63
Oil equivalents (per BOE)	$34.38	$43.03
Average Production Costs:
Average production costs (per BOE)	$7.87	$7.10
Average production taxes (per BOE)	$0.28	$0.22

Total production costs and production taxes (per BOE)	$8.15	$7.32

Productive Wells and Acreage

        The following table presents our total gross productive and non-productive wells, expressed separately for oil and gas, and the total gross and net developed and undeveloped acres as of December 31, 2013. Note that only gross well figures have been disclosed for ease of presentation as we have a 5% interest in the wells and acreage in the Utica Shale properties.

					Developed acreage		Non-developed acreage
	Productive oil wells	Productive gas wells	Non- productive oil wells	Non- productive gas wells
Field					Gross	Net	Gross	Net
Utica Shale	17	26	9	11	10,600	530	141,700	7,085

Office Facilities

        We lease office space at 424 Lewis Hargett Circle, Lexington, Kentucky for our executives and administrative support staff. The lease was set to expire August 2013 and we executed an amendment to this lease to extend the lease term for five additional years to August 2018. In addition, we lease a building primarily for our administrative support staff at 265 Hambley Boulevard, Pikeville, Kentucky, which lease expires June 2015, subject to us having a five-year renewal option.

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

Item 4.    Mine Safety Disclosures.

        Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2013 is included in Exhibit 95.1 to this report.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Limited Partnership Interests

        Our common units began trading on the NYSE under the symbol "RNO" on September 30, 2010. On March 7, 2014, the closing market price for our common units was $12.57 per unit. The following table sets forth the range of the daily high and low sales prices and cash distribution per common unit for the periods indicated:

	Price Range
			Cash Distribution(1)
	High	Low
Year ended December 31, 2013
Fourth Quarter	$13.49	$9.81	$0.445
Third Quarter	$14.30	$11.87	$0.445
Second Quarter	$14.83	$12.77	$0.445
First Quarter	$17.04	$12.82	$0.445
Year ended December 31, 2012
Fourth Quarter	$17.41	$12.11	$0.445
Third Quarter	$16.19	$13.01	$0.445
Second Quarter	$19.17	$12.61	$0.445
First Quarter	$22.26	$17.91	$0.480

(1)
Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

        As of March 7, 2014, we had outstanding 16,680,824 common units, 12,397,000 subordinated units, a 2% general partner interest and incentive distribution rights, or IDRs. As of March 7, 2014, Rhino Energy Holdings LLC, a Wexford owned entity, owned approximately 36.0% of our outstanding common units and 69.4% of our subordinated units. Our general partner currently owns a 2.0% general partner interest in us and all of our IDRs.

        As of March 7, 2014, there were 98 holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

        During the subordination period, before we make any quarterly distributions to our subordinated unitholders, our common unitholders are entitled to receive payment of the minimum quarterly distribution plus any arrearages in distributions from prior quarters. The subordination period will end on the first business day after we have earned and paid at least (i) $1.78 (the minimum quarterly distribution on an annualized basis) on each outstanding unit and the corresponding distribution on our general partner's general partner interest for each of three consecutive, non-overlapping four quarter periods ending after September 30, 2013 or (ii) $2.67 (150.0% of the annualized minimum quarterly distribution) on each outstanding unit and the corresponding distributions on our general partner's general partner interest and the incentive distribution rights for the four-quarter period immediately preceding that date. The subordination period also will end upon the removal of our general partner other than for cause if no subordinated units or common units held by the holders of subordinated units or their affiliates are voted in favor of that removal. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

        We have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012.

        We will pay our distributions on or about the 15th day of each of February, May, August and November to holders of record on or about the 1st day of each such month. If the distribution date does not fall on a business day, we will make the distribution on the business day immediately preceding the indicated distribution date.

Item 6.    Selected Financial Data.

        The following table shows our selected financial and operating data for the periods and as of the dates indicated, which is derived from our consolidated financial statements. On October 5, 2010, we closed our IPO of 3,730,600 common units. In conjunction with the IPO, on September 29, 2010 Wexford became obligated to contribute their membership interests in Rhino Energy LLC to us. For ease of reference, we present the historical results of Rhino Energy LLC as our historical results which also includes the portion of fiscal year 2010 results prior to the IPO that contributed to the total 2010 figures presented below as a total for us. The selected historical consolidated financial data presented as of and for the years ended December 31, 2009 are derived from the audited historical consolidated financial statements of Rhino Energy LLC that are not included in this report. The selected historical consolidated financial data presented as of December 31, 2011 and 2010 are derived from our audited historical consolidated financial statements that are not included in this report. The selected historical consolidated financial data presented as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited historical consolidated financial statements that are included elsewhere in this report.

        The following selected consolidated financial data should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

        The following table presents a non-GAAP financial measure, Adjusted EBITDA, which we use in our business as it is an important supplemental measure of our performance and liquidity. Adjusted EBITDA represents net income before interest expense, income taxes and depreciation, depletion and amortization ("DD&A"), including our proportionate share of DD&A and interest expense for our Rhino Eastern joint venture that is accounted for under the equity method. Adjusted EBITDA also excludes the effect of certain non-cash and/or non-recurring items. This measure is not calculated or presented in accordance with GAAP. We explain this measure under "—Non-GAAP Financial Measure" and reconcile it to its most directly comparable financial measures calculated and presented in accordance with GAAP.

        In addition, prior to the issuance of our 2013 financial statements, a determination was made that we had incorrectly calculated and reported our liability and costs for black lung benefits. We had previously accounted for our black lung benefit liability using an event driven approach. It was determined the we should have accounted for our black lung benefit liability using a service cost approach because this approach matches black lung costs over the service lives of the miners who ultimately receive black lung benefits. As a result, the following financial information as of and for the years ended December 31, 2012 and 2011 have been revised from the amounts previously reported to correctly report our liability and costs for black lung benefits. The financial data as of and for the years ending 2010 and 2009 have not been revised since the data to calculate the impact for these periods was not readily available.

	For the Year Ended December 31,
(in thousands, except per unit and per ton data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenues	$277,891	$351,991	$367,221	$305,647	$419,790
Costs and Expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	201,042	247,783	267,603	220,756	336,335
Freight and handling costs	1,294	5,833	4,329	2,634	3,991
Depreciation, depletion and amortization	42,609	41,370	36,325	34,108	36,279
Selling, general and administrative (exclusive of depreciation, depletion and amortization)	19,800	20,442	21,815	16,449	16,754
Asset impairment loss	1,667	—	—	652	—
(Gain) loss on sale/acquisition of assets—net	(10,359)	(4,890)	(3,172)	(10,716)	1,710

Total costs and expenses	256,053	310,538	326,900	263,883	395,069

Income from operations	21,838	41,453	40,321	41,764	24,721
Interest and other income (expense):
Interest expense and other	(7,898)	(7,767)	(6,062)	(5,338)	(6,222)
Interest income and other	207	92	51	24	70
Equity in net income (loss) of unconsolidated affiliate	(4,729)	5,757	2,988	4,699	893

Total interest and other income (expense)	(12,420)	(1,918)	(3,023)	(615)	(5,259)

Income before income tax	9,418	39,535	37,298	41,149	19,462
Income tax	—	—	—	—	—

Net income	$9,418	$39,535	$37,298	$41,149	$19,462

Basic and diluted net income per limited partner common unit(1)	$0.33	$1.40	$1.40	$0.22	n/a
Distributions paid per limited partner unit	$1.78	$1.85	1.8108	n/a	n/a
Weighted average number of limited partner common units outstanding:
Basic	15,751	15,331	13,725	12,400	n/a
Diluted	15,760	15,335	13,744	12,413	n/a
Balance Sheet Data:
Cash and cash equivalents	$423	$461	$449	$76	$687
Property and equipment, net	480,487	463,960	450,116	282,577	270,680
Total assets	567,767	559,876	539,203	358,645	339,984
Total liabilities	271,396	260,082	237,266	111,028	201,583
Total debt—short term and long term	171,046	163,549	143,098	36,528	122,138
Partners' capital/Members' equity	$296,371	$299,794	$301,937	$247,617	$138,401
Operating Data(2):
Tons of coal sold	3,673	4,670	4,876	4,306	6,699
Tons of coal produced/purchased	3,689	4,699	4,873	4,312	6,732
Coal revenues per ton(3)	$64.42	$65.22	$68.47	$67.32	$59.98
Cost of operations per ton(4)	$54.74	$53.06	$54.88	$51.27	$50.21
Other Financial Data:
Net cash provided by operating activities	$51,730	$79,744	$66,916	$55,001	$41,495
Net cash used in investing activities	(43,908)	(58,404)	(188,024)	(37,644)	(27,344)
Net cash (used in) provided by financing activities	(7,860)	(21,328)	121,481	(17,968)	(15,401)
Adjusted EBITDA	63,528	89,821	81,221	71,473	63,643
Capital expenditures(5)	$54,522	$61,772	$211,473	$41,250	$29,657

(1)
Basic and diluted earnings per unit for 2010 reflects the period from October 6, 2010 to December 31, 2010, which is the period that net income was attributable to us as a publicly traded partnership.

(2)
In May 2008, we entered into a joint venture with an affiliate of Patriot that acquired the Rhino Eastern mining complex, which commenced production in August 2008. We have a 51% membership interest in, and serve as manager for, the Rhino Eastern joint venture. The operating data do not include data with respect to the Rhino Eastern mining complex. For the years ended December 31, 2013 and 2012, the joint venture produced and sold approximately 0.2 million tons and approximately 0.3 million tons, respectively, of premium mid-vol metallurgical coal

(3)
Coal revenues per ton represent total coal revenues derived from the sale of coal from all business segments, divided by total tons of coal sold for all segments.

(4)
Cost of operations per ton represents the cost of operations (exclusive of depreciation, depletion and amortization) from all business segments divided by total tons of coal sold for all segments.

(5)
The following table presents a reconciliation of total capital expenditures to net cash used for capital expenditures on a historical basis for each of the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of total capital expenditures to net cash used for capital expenditures:
Additions to property, plant and equipment	$54,522	$61,772	$91,856	$26,248	$27,836
Acquisitions of coal companies and coal properties	—	—	119,617	15,002	—
Acquisition of roof bolt manufacturing company	—	—	—	—	1,821

Total capital expenditures	$54,522	$61,772	$211,473	$41,250	$29,657

Non-GAAP Financial Measure

        The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated. We believe the presentation of Adjusted EBITDA that includes our proportionate share of DD&A and interest expense for our Rhino Eastern joint venture is appropriate since our portion of Rhino Eastern's net income that is recognized as a single line item in our financial statements is affected by these expense items. Since we do not reflect these proportionate expense items of DD&A and interest expense in our consolidated financial statements, we believe that the adjustment for these expense items in the Adjusted EBITDA calculation is more representative of how we review our results and also provides investors with additional information that they can use to evaluate our results. Adjusted EBITDA also excludes the effect of certain non-cash and/or non-recurring items.

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

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of Adjusted EBITDA to net income:
Net income	$9,418	$39,535	$37,298	$41,149	$19,462
Plus:
Depreciation, depletion and amortization	42,609	41,370	36,325	34,108	36,279
Interest expense	7,898	7,767	6,062	5,338	6,222
Less:
Income tax benefit	—	—	—	—	—

EBITDA(a)	$59,925	$88,672	$79,685	$80,595	$61,964

Plus: Rhino Eastern DD&A-51%	994	1,070	1,509	1,630	1,460
Plus: Rhino Eastern interest expense-51%	8	79	27	37	219
Less: Gain from Castle Valley acquisition(b)	—	—	—	(10,789)	—
Plus: Non-cash write-off of mining equipment and asset impairment(c)	2,601	—	—	—	—

Adjusted EBITDA(a)	$63,528	$89,821	$81,221	$71,473	$63,643

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$51,730	$79,744	$66,916	$55,001	$41,495
Plus:
Increase in net operating assets	—	—	8,466	10,260	17,190
Decrease in provision for doubtful accounts	—	—	19	—	—
Gain on sale of assets	10,359	4,878	3,172	—	—
Gain on acquisition	—	—	—	10,789	—
Gain on retirement of advance royalties	—	—	—	—	—
Amortization of deferred revenue	1,553	929	532	—	—
Amortization of actuarial gain	145	295	—	—	—
Interest expense	7,898	7,767	6,062	5,338	6,222
Settlement of litigation	—	—	—	—	1,773
Equity in net income of unconsolidated affiliates	—	5,757	2,988	4,699	893
Less:
Decrease in net operating assets	599	3,330	—	—	—
Accretion on interest-free debt	57	222	210	206	200
Amortization of advance royalties	270	244	1,104	865	215
Amortization of debt issuance costs	1,295	1,075	1,043	844	—
Increase in provision for doubtful accounts	—	—	—	—	19
Equity-based compensation	605	873	727	291	—
Loss on sale of assets	—	—	—	73	1,710
Loss on asset impairments	1,667	—	—	652	—
Loss on retirement of advance royalties	182	100	79	396	712
Income tax benefit	—	—	—	—	—
Accretion on asset retirement obligations	2,356	1,896	1,956	2,165	2,753
Equity in net loss of unconsolidated affiliate	4,729	—	—	—	—
Distributions from unconsolidated affiliate	—	2,958	3,351	—	—

EBITDA(a)	$59,925	$88,672	$79,685	$80,595	$61,964

Plus: Rhino Eastern DD&A-51%	994	1,070	1,509	1,630	1,460
Plus: Rhino Eastern interest expense-51%	8	79	27	37	219
Less: Gain from Castle Valley acquisition(b)	—	—	—	(10,789)	—
Plus: Non-cash write-off of mining equipment and asset impairment(c)	2,601	—	—	—	—

Adjusted EBITDA(a)	$63,528	$89,821	$81,221	$71,473	$63,643

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

(c)
During the first quarter of 2013, we incurred a non-cash expense of approximately $0.9 million due to the write-off of a continuous miner that was damaged at one of our underground mines in Central Appalachia. In addition, during the fourth quarter of 2013, we made a strategic decision to permanently close the mining operations at our McClane Canyon mine in Colorado, which resulted in a non-cash impairment charge of approximately $1.7 million. We believe that the isolation and presentation of these specific items to arrive at Adjusted EBITDA is useful because it enhances investors' understanding of how we assess the performance of our business. We believe the adjustment of these items provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of these items provides investors with enhanced comparability to prior and future periods of our operating results.

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

        Prior to the issuance of our 2013 financial statements, a determination was made that we had incorrectly calculated and reported our liability and costs for black lung benefits. We had previously accounted for our black lung benefit liability using an event driven approach under Accounting Standard Codification ("ASC") No. 450, Contingencies. It was determined the we should have accounted for our black lung benefit liability using a service cost approach under ASC 710, Compensation General, because this approach matches black lung costs over the service lives of the miners who ultimately receive black lung benefits. We determined that the effect of this error was not material to our financial statements and disclosures taken as a whole for any period presented. Our financial statements for the years ended December 31, 2012 and 2011 have been revised from the amounts previously reported to correctly report our liability and costs for black lung benefits. The financial statement items impacted include Cost of operations and Equity in net (loss)/income of unconsolidated affiliates in the consolidated statements of operations and comprehensive income and Investments in unconsolidated affiliates, Other non-current assets and Other non-current liabilities in our consolidated statements of financial position. These adjustments had no impact on our consolidated statements of cash flows. The following discussion of our operating results includes revised financial data for the 2012 and 2011 periods.

Overview

        We are a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from those management and leasing activities. Our diversified energy portfolio also includes investments in oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma and an investment in the Utica Shale region of eastern Ohio, which we signed a binding letter of intent to sell to a third party for $185 million in February 2014 (details discussed further below). We receive royalty revenue from any hydrocarbons produced and sold by operators on our Cana Woodford acreage. In addition, we have expanded our business to include infrastructure support services, including the formation of Razorback, a service company to provide drill pad construction for operators in the Utica Shale, as well as other joint venture investments to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. In December 2012, we also invested in a joint venture that will provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S.

        We and an affiliate of Wexford participated with Gulfport Energy ("Gulfport"), a publicly traded company, to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale. Our initial position in the Utica Shale consisted of a 10.8% net interest in approximately 80,000 gross acres. During the third quarter of 2012, we completed an exchange of our initial 10.8% position for a pro rata interest in 125,000 gross acres under lease by Gulfport and an affiliate of Wexford Capital. Also during the third quarter of 2012, our position was adjusted to a 5% net interest in the 125,000 gross acres, or approximately 6,250 net acres. As of December 31, 2013, our Utica Shale position consisted of our 5% net interest in a total portfolio of approximately 152,300 gross acres, or approximately 7,615 net acres, for a total purchase price of approximately $31.1 million. In addition, per the joint operating agreement among Rhino, Gulfport and an affiliate of Wexford Capital, we funded our proportionate share of drilling costs to Gulfport for wells drilled on our acreage. As of December 31, 2013, we funded approximately $23.3 million of drilling costs. We received approximately $5.6 million of revenue from this investment for the year ended December 31, 2013.

        In February 2014, we signed a binding letter of intent to sell our entire Utica Shale joint interest investment to Gulfport for $185 million, subject to customary closing conditions. The expected sale of our investment in the Utica Shale will allow us to eliminate substantially all of our debt and will give us significant financial flexibility. The elimination of our debt provides us the capability to opportunistically expand our operations and increase our cash flow through the development of existing coal reserves or the potential acquisition of MLP qualifying assets.

        We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region and oil and natural gas investments in the Cana Woodford region in western Oklahoma. As of December 31, 2013, we controlled an estimated 457.7 million tons of proven and probable coal reserves, consisting of an estimated 438.0 million tons of steam coal and an estimated 19.7 million tons of metallurgical coal. In addition, as of December 31, 2013, we controlled an estimated 277.0 million tons of non-reserve coal deposits. As of December 31, 2013, Rhino Eastern LLC, a joint venture in which we have a 51% membership interest and for which we serve as manager, controlled an estimated 43.9 million tons of proven and probable coal reserves at the Rhino Eastern mining complex located in Central Appalachia, consisting entirely of premium mid-vol and low-vol metallurgical coal, and an estimated 18.8 million tons of non-reserve coal deposits. As of December 31, 2013, we operated eight mines, including four underground and four surface mines, located in Kentucky, Ohio, West Virginia and Utah. In addition, our joint venture operated one underground mine in West Virginia. We also had one underground mine located in Colorado that was permanently idled at the end of 2013 (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information). The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. Our oil and natural gas investments as of December 31, 2013 also consisted of approximately 1,900 net mineral acres that we own in the Cana Woodford region..

        Our principal business strategy is to safely, efficiently and profitably produce, sell and lease both steam and metallurgical coal from our diverse asset base in order to maintain, and, over time, increase our quarterly cash distributions. In addition, we intend to continue to expand and potentially diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets, such as our oil and gas investments in the Cana Woodford region. We believe that such assets will allow us to grow our cash available for distribution and enhance our cash flow.

        For the year ended December 31, 2013, we generated revenues of approximately $277.9 million and net income of approximately $9.4 million. Excluding results from the Rhino Eastern joint venture, for the year ended December 31, 2013, we produced approximately 3.6 million tons of coal, purchased approximately 0.1 million tons of coal and sold approximately 3.7 million tons of coal, approximately 88% of which were pursuant to supply contracts. Additionally, Rhino Eastern produced and sold approximately 0.2 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2013.

Recent Developments

Follow-on Offering

        On September 13, 2013, we completed a public offering of 1,265,000 common units, representing limited partner interests in us, at a price of $12.30 per common unit. Of the common units issued, 165,000 units were issued in connection with the exercise of the underwriters' option to purchase additional units. Net proceeds from the offering were approximately $14.6 million, after deducting underwriting discounts and offering expenses of approximately $1.0 million. We used the net proceeds from this offering, and a related capital contribution by our general partner of approximately $0.3 million, to repay approximately $14.9 million of outstanding indebtedness under our credit facility.

Credit Facility

        In April 2013, we entered into an amendment of our amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The amendment provided for an increase in the maximum allowed investments in coal-related entities outside of our current organization (i.e. joint ventures) under the amended and restated senior secured credit facility from $25 million to $40 million. The amendment also increased the maximum leverage ratio allowed under the amended and restated senior secured credit facility and also altered the pricing grid to include applicable interest rates for borrowings, letter of credit fees and commitment fees on unused borrowings based upon the new maximum leverage ratio. The amendment increased the maximum leverage ratio of the amended and restated senior secured credit facility to 3.75 from April 1, 2013 through March 31, 2015, then steps the maximum leverage ratio down to its previous level of 3.0 after December 31, 2015. All other terms of the amended and restated senior secured credit facility were not affected by the amendment.

Patriot Coal Corporation Bankruptcy

        We have a 51% equity interest in the Rhino Eastern joint venture, with Patriot Coal Corporation ("Patriot") owning the remaining membership interest. On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection and Patriot successfully exited bankruptcy in December 2013.

Acquisition of Coal Property

        In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, we could potentially be required to pay an additional $3.0 million related to this acquisition if certain conditions are met. Of that amount, $2.0 million was initially recorded in in Property, plant and equipment and Accrued expenses related to this acquisition since this additional amount related to the purchase of these assets was probable and estimable. As of December 31, 2013, we have paid the $2.0 million since the conditions requiring payment had been met. The remaining $1.0 million in potential payments has not been recorded because the conditions requiring payment of this amount have not yet occurred.

        The coal leases and property are estimated to contain approximately 32.6 million tons of proven and probable coal reserves that are contiguous to the Green River. The property is fully permitted and provides us with access to Illinois Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers. Initial development of this property has commenced and initial production and sales from our new mine on this property, referred to as the Riveredge mine, is expected to occur in mid-2014.

Oil and Gas Investments

        In 2011 we began to invest in oil and natural gas mineral rights in the Utica Shale region of eastern Ohio. As of December 31, 2013, we had invested a total of approximately $31.1 million for a 5% net interest in a portfolio of oil and natural gas leases in the Utica Shale region along with approximately $23.3 million in drilling costs, which represented our proportionate ownership share in the portfolio. Gulfport, the operator of the portfolio, began drilling and testing wells in the region in 2012 and we received our proportionate share (5%) of revenue from the hydrocarbons produced and sold by the operator on our acreage, which totaled approximately $5.6 million for the year ended December 31, 2013. In February 2014, we signed a binding letter of intent to sell our entire Utica Shale joint interest investment to Gulfport for $185 million.

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

Other Investments

        In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC ("Muskie"), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. We recorded our proportionate portion of the operating loss for the years ended December 31, 2013 and 2012 of approximately $0.5 million and $0.3 million, respectively. During the year ended December 31, 2013, we contributed additional capital based upon our ownership share to the Muskie joint venture in the amount of $0.5 million. In addition, during the year ended December 31, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of December 31, 2013.

        In March 2012, we made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf Terminals LLC ("Timber Wolf"), with affiliates of Wexford Capital. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was our proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during the years ended December 31, 2013 and 2012.

        In addition, during the second quarter of 2012 we formed a services company ("Razorback") to provide drill pad construction services in the Utica Shale for drilling operators. Razorback completed the construction and upgrade of eleven drill pads during the year ended December 31, 2013 in addition to the three drill pads completed during 2012. Two impoundments for fracking water were also constructed during 2013 for a total of three completed to date. Additionally, Razorback has constructed several access roads for operators in the Utica Shale region.

Sale of Land Surface Rights

        In December 2012, we completed the sale of the surface rights to approximately 134 acres located in Harrison County, Ohio for approximately $1.5 million. We recorded a gain of approximately $1.5 million related to this sale that is included on the (Gain) on sale/disposal of assets—net line of our consolidated statements of operations and comprehensive income.

Sale of Triad Operations

        In August 2012, we sold the operations and tangible assets of our roof bolt manufacturing company, Triad, to a third party for $0.5 million of cash consideration. As part of the sale, we retained the rights to certain intellectual property and entered into an exclusive license and option to purchase agreement for this intellectual property with the same third party for potential additional cash consideration. We have not recorded any portion of this additional consideration since this amount is contingent upon the third party determining the viability of the related intellectual property to their specifications, which has since expired. In connection with this sale, we recorded an approximate $0.2 million gain that is recorded on the (Gain) on sale/disposal of assets—net line of our consolidated statements of operations and comprehensive income.

Sale of Mining Assets

        In December 2012, we sold certain non-core mining assets located in Pike County, Kentucky to a third party for approximately $0.2 million. The transaction also extinguished certain liabilities related to the assets sold. In relation to the sale of these assets and extinguishment of liabilities, we recorded a gain of approximately $0.9 million, which was higher than the sales amount due to the extinguishment of the liabilities. This gain is included on the (Gain) on sale/disposal of assets—net line of the Partnership's consolidated statements of operations and comprehensive income.

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

        We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2013, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014	3,045	19
2015	1,796	4
2016	1,100	2
2017	1,100	2

        Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

  Segment Information

        We conduct business through five reportable business segments: Central Appalachia, Northern Appalachia, Eastern Met, Rhino Western and Oil and Natural Gas. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of December 31, 2013, together included two underground mines, three surface mines and four preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes the Elk Horn operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, the Leesville field and the Springdale field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2013. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of December 31, 2013. The Eastern Met segment includes our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex, located in West Virginia, and for which we serve as manager. As of December 31, 2013, this complex was comprised of one underground mine and a preparation plant and loadout facility (owned by our joint venture partner). Our Rhino Western segment included our two underground mines in the Western Bituminous region that consisted of our McClane Canyon mine in Colorado that was permanently idled at the end of 2013 and our Castle Valley mining complex in Utah that began production in January 2011. Beginning with our 2013 year-end reporting, we have included a reportable business segment for our oil and natural gas activities. Our Oil and Natural Gas segment includes our Utica Shale and Cana Woodford activities as well as our Razorback drill pad construction operations and our Muskie joint venture to provide sand for fracking operations. Prior to 2013, our oil and natural gas activities were included in our Other category for segment reporting purposes. For periods prior to December 31, 2013, the segment data has been reclassified to separately report our oil and natural gas activities. Our Other category includes our ancillary businesses that consist of our limestone operations and various businesses that provide support services such as reclamation, maintenance and transportation, the cost of which is reflected in our cost of operations.

        During 2012, we changed the method that allocates certain corporate overhead and interest charges to our reportable segments from a method based on production tons to a method based upon the amount invested in fixed assets. We changed the allocation method as a result of additional investments that we made in our non-coal operations. The reportable segment figures in the following discussion and analysis have been re-cast for 2011.

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

Summary

        The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Statement of Operations Data:
Total revenues	$277.9	$352.0	$367.2
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	201.1	247.8	267.7
Freight and handling costs	1.3	5.8	4.3
Depreciation, depletion and amortization	42.6	41.4	36.3
Selling, general and administrative (exclusive of DD&A shown separately above)	19.8	20.5	21.8
Asset impairment loss	1.7	—	—
(Gain) on sale/disposal of assets	(10.4)	(4.9)	(3.2)

Income from operations	21.8	41.4	40.3
Interest and other income (expense):
Interest expense and other	(7.9)	(7.8)	(6.1)
Interest income and other	0.2	0.1	0.1
Equity in net (loss)/income of unconsolidated affiliates	(4.7)	5.8	3.0

Total interest and other income (expense)	(12.4)	(1.9)	(3.0)

Net income	$9.4	$39.5	$37.3

Other Financial Data
Adjusted EBITDA	$63.5	$89.8	$81.2

  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Summary.    For the year ended December 31, 2013, our total revenues decreased to $277.9 million from $352.0 million for the year ended December 31, 2012. We sold 3.7 million tons of coal for the year ended December 31, 2013, which is 1.0 million tons less, or a 21.4% decrease, than the 4.7 million tons of coal sold for the year ended December 31, 2012. This decrease in tons sold was the result of weak demand in the steam coal markets, which resulted in lower coal revenues for 2013 compared to 2012. Coal revenues in 2013 were also negatively impacted by weak met coal prices compared to 2012 levels. We believe the weak demand in the steam coal markets was primarily driven by an over-supply of low priced natural gas that increased stockpiles of coal at electric utilities. We believe utilities are still working to decrease their coal stockpiles, which has extended the weakness in the steam coal markets even though natural gas prices have risen from their previous historic lows. We believe the weak prices in the met coal markets were primarily driven by a decrease in world-wide steel production due to economic weakness in China and Europe.

        For the year ended December 31, 2013, our coal inventories decreased by approximately 28,000 tons from the year ended December 31, 2012 as we lowered production levels and sold excess inventory tons.

        Net income was $9.4 million for the year ended December 31, 2013 compared to $39.5 million for the year ended December 31, 2012. Adjusted EBITDA decreased to $63.5 million for the year ended December 31, 2013, from $89.8 million for the year ended December 31, 2012. Net income and Adjusted EBITDA decreased year to year as reductions in costs were offset by lower coal revenues. For the year ended December 31, 2013, our net income and Adjusted EBITDA was positively impacted by $10.5 million from the sale of our 20% royalty interest on our Utica Shale property, while net income for this period was negatively impacted by approximately $0.9 million due to the non-cash write-off of a continuous miner that was damaged at one of our Central Appalachia underground mines and by approximately $1.7 million due to an asset impairment loss from permanently idling our McClane Canyon mine. For the year ended December 31, 2012, net income and Adjusted EBITDA was positively impacted by the $7.4 million lease bonus payments received for our Utica Shale acreage, which had relatively immaterial costs associated with the transaction. Net income and Adjusted EBITDA were negatively impacted in 2013 due to approximately $4.3 million of net loss from our Rhino Eastern joint venture compared to income of $6.0 million for 2012, each of which represents our proportionate share of income from the Rhino Eastern joint venture in which we have a 51% membership interest and for which we serve as manager.

        Tons Sold.    The following table presents tons of coal sold by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year Ended December 31, 2013	Year Ended December 31, 2012	Increase (Decrease) Tons	%*
	(in thousands, except %)
Central Appalachia	1,507.7	1,756.1	(248.4)	(14.1)%
Northern Appalachia	1,225.0	1,875.1	(650.1)	(34.7)%
Rhino Western	940.2	1,038.9	(98.7)	(9.5)%

Total*†	3,672.9	4,670.1	(997.2)	(21.4)%

*
Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†
Excludes tons sold by the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        We sold approximately 3.7 million tons of coal in the year ended December 31, 2013 as compared to approximately 4.7 million tons sold for the year ended December 31, 2012. This decrease in tons sold was primarily due to weakness in the steam coal markets, primarily in Northern Appalachia and Central Appalachia. Tons of coal sold in our Central Appalachia segment decreased by approximately 0.3 million, or 14.1%, to approximately 1.5 million tons for the year ended December 31, 2013 from approximately 1.8 million tons for the year ended December 31, 2012. The decrease in total tons sold year-to-year in Central Appalachia was primarily due to weakness in the steam coal markets, partially offset by an increase in met coal tons sold as met coal sales in the spot market increased in 2013 compared to 2012. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.7 million, or 34.7%, to approximately 1.2 million tons for the year ended December 31, 2013 from approximately 1.9 million tons for the year ended December 31, 2012. The decrease in total tons sold year-to-year was primarily due to lower sales from our Sands Hill complex in Northern Appalachia as market conditions for coal from this operation weakened year-to-year, as well as slightly fewer tons sold at our Hopedale complex. Coal sales from our Rhino Western segment decreased by approximately 0.1 million, or 9.5%, to approximately 0.9 million tons for the year ended December 31, 2013 from approximately 1.0 million tons for the year ended December 31, 2012 as our Castle Valley mine continued to fulfill contracted customer shipments, but had fewer spot sales in 2013 compared to 2012.

        Revenues.    The following table presents revenues and coal revenues per ton by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year ended December 31, 2013	Year ended December 31, 2012	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$126.4	$161.3	$(34.9)	(21.6)%
Freight and handling revenues	—	—	—	n/a
Other revenues	21.0	22.1	(1.1)	(4.9)%

Total revenues	$147.4	$183.4	$(36.0)	(19.6)%

Coal revenues per ton*	$83.85	$91.83	$(7.98)	(8.7)%
Northern Appalachia
Coal revenues	$72.2	$102.9	$(30.7)	(29.8)%
Freight and handling revenues	2.2	6.3	(4.1)	(66.1)%
Other revenues	6.0	12.8	(6.8)	(52.9)%

Total revenues	$80.4	$122.0	$(41.6)	(34.1)%

Coal revenues per ton*	$58.95	$54.87	$4.08	7.4%
Rhino Western
Coal revenues	$38.0	$40.4	$(2.4)	(6.1)%
Freight and handling revenues	—	—	—	n/a
Other revenues	0.3	0.3	—	0.3%

Total revenues	$38.3	$40.7	$(2.4)	(6.0)%

Coal revenues per ton*	$40.37	$38.89	$1.48	3.8%
Oil and Natural Gas**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$10.1	$1.9	$8.2	431.6%

Total revenues	$10.1	$1.9	$8.2	431.6%

Coal revenues per ton*	n/a	n/a	n/a	n/a
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$1.7	$4.0	$(2.3)	(56.6)%

Total revenues	$1.7	$4.0	$(2.3)	(56.6)%

Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$236.6	$304.6	$(68.0)	(22.3)%
Freight and handling revenues	2.2	6.3	(4.1)	(66.0)%
Other revenues	39.1	41.1	(2.0)	(4.7)%

Total revenues	$277.9	$352.0	$(74.1)	(21.1)%

Coal revenues per ton*	$64.42	$65.22	$(0.80)	(1.2)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
The Oil and Natural Gas segment does not relate to coal production. The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Oil and Natural Gas segment or the Other category.

        Our total revenues for the year ended December 31, 2013 decreased by $74.1 million, or 21.1%, to $277.9 million from $352.0 million for the year ended December 31, 2012. The decrease in total revenues was primarily due to lower coal revenues from fewer steam coal tons sold and lower met coal prices in Central Appalachia, as well as fewer tons sold from our Sands Hill complex in Northern Appalachia as market conditions for coal from this operation weakened year-to-year. Coal revenues per ton were $64.42 for the year ended December 31, 2013, a decrease of $0.80, or 1.2%, from $65.22 per ton for the year ended December 31, 2012. This decrease in coal revenues per ton was primarily the result of lower prices for met coal sold in Central Appalachia, partially offset by an increase in coal revenues per ton in our Northern Appalachia segment primarily due to fewer lower priced tons being sold from our Sands Hill complex in 2013 compared to 2012.

        For our Central Appalachia segment, coal revenues decreased by $34.9 million, or 21.6%, to $126.4 million for the year ended December 31, 2013 from $161.3 million for the year ended December 31, 2012 primarily due to fewer steam coal tons sold and a decrease in the price for met coal tons sold. Coal revenues per ton for our Central Appalachia segment decreased by $7.98, or 8.7%, to $83.85 per ton for the year ended December 31, 2013 as compared to $91.83 for the year ended December 31, 2012, primarily due to lower price for metallurgical coal sold. Other revenues decreased for our Central Appalachia segment primarily due to lower coal royalty revenue from our coal leasing operations as our lessees had lower selling prices for their coal in 2013 compared to 2012.

        For our Northern Appalachia segment, coal revenues were $72.2 million for the year ended December 31, 2013, a decrease of $30.7 million, or 29.8%, from $102.9 million for the year ended December 31, 2012. This decrease was primarily due to fewer tons sold from our Sands Hill complex in Northern Appalachia as mentioned earlier and slightly fewer tons sold at our Hopedale complex. Coal revenues per ton for our Northern Appalachia segment increased by $4.08, or 7.4%, to $58.95 per ton for the year ended December 31, 2013 as compared to $54.87 per ton for the year ended December 31, 2012. This increase was primarily due to fewer lower priced tons being sold from our Sands Hill complex as market conditions for coal from this operation weakened year-to-year. Other revenues decreased for our Northern Appalachia segment primarily due to the $7.4 million lease bonus received in 2012 for acreage owned in the Utica Shale region that was not present in the 2013 comparable period.

        For our Rhino Western segment, coal revenues decreased by $2.4 million, or 6.1%, to $38.0 million for the year ended December 31, 2013 from $40.4 million for the year ended December 31, 2012 due to slightly fewer tons sold from our Castle Valley mine. Coal revenues per ton for our Rhino Western segment were $40.37 for the year ended December 31, 2013, an increase of $1.48, or 3.8%, from $38.89 for the year ended December 31, 2012. The increase in coal revenues per ton was due to a decrease in lower-priced spot sales from our Castle Valley mine in 2013 when compared to 2012.

        In our Oil and Natural Gas segment, total revenues increased by $8.2 million to $10.1 million for the year ended December 31, 2013 from $1.9 million for the year ended December 31, 2012. This increase was primarily due to our portion of revenue from our Utica Shale investment where drilling and operation of wells did not begin until late in 2012 and accelerated throughout 2013.

        Other revenues for our Other category decreased by $2.3 million for the year ended December 31, 2013 from the year ended December 31, 2012. The decrease in other revenues was primarily due to the sale of our Triad roof bolt manufacturing operation in September 2012, which generated revenue in 2012 that is not present in the 2013 comparable period.

        Central Appalachia Overview of Results by Product.    Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2013	Year ended December 31, 2012	Increase (Decrease) %*
Met coal tons sold	597.9	467.8	27.8%
Steam coal tons sold	909.8	1,288.3	(29.4)%

Total tons sold†	1,507.7	1,756.1	(14.1)%

Met coal revenue	$53,721	$59,511	(9.7)%
Steam coal revenue	$72,699	$101,762	(28.6)%

Total coal revenue†	$126,420	$161,273	(21.6)%

Met coal revenues per ton	$89.86	$127.21	(29.4)%
Steam coal revenues per ton	$79.90	$78.99	1.2%

Total coal revenues per ton†	$83.85	$91.83	(8.7)%

Met coal tons produced	570.5	468.3	21.8%
Steam coal tons produced	958.7	1,336.2	(28.2)%

Total tons produced†	1,529.2	1,804.5	(15.3)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

†
Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

        Costs and Expenses.    The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year ended December 31, 2013	Year ended December 31, 2012	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$100.0	$125.8	$(25.8)	(20.5)%
Freight and handling costs	0.3	0.5	(0.2)	(44.8)%
Depreciation, depletion and amortization	24.2	26.3	(2.1)	(7.8)%
Selling, general and administrative	18.5	19.0	(0.5)	(2.5)%
Cost of operations per ton*	$66.33	$71.62	$(5.29)	(7.4)%
Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$52.4	$76.0	$(23.6)	(31.0)%
Freight and handling costs	1.0	5.3	(4.3)	(80.9)%
Depreciation, depletion and amortization	8.1	8.3	(0.2)	(2.5)%
Selling, general and administrative	0.3	0.3	—	(17.6)%
Cost of operations per ton*	$42.79	$40.54	$2.25	5.5%
Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$30.7	$27.5	$3.2	11.7%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	5.5	4.7	0.8	17.7%
Selling, general and administrative	0.1	0.1	—	(5.4)%
Cost of operations per ton*	$32.62	$26.42	$6.20	23.5%
Oil and Natural Gas
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.3	$1.5	$3.8	251.3%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	3.1	0.1	3.0	n/a
Selling, general and administrative	0.1	—	0.1	145.5%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$12.7	$17.0	$(4.3)	(25.4)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.7	2.0	(0.3)	(15.2)%
Selling, general and administrative	0.8	1.1	(0.3)	(15.8)%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$201.1	$247.8	$(46.7)	(18.9)%
Freight and handling costs	1.3	5.8	(4.5)	(77.8)%
Depreciation, depletion and amortization	42.6	41.4	1.2	3.0%
Selling, general and administrative	19.8	20.5	(0.7)	(3.1)%
Cost of operations per ton*	$54.74	$53.06	$1.68	3.2%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
Cost of operations for our Oil and Natural Gas segment do not relate to coal production. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, per ton measurements are not presented for our Oil and Natural Gas segment or our Other category.

        Cost of Operations.    Total cost of operations was $201.1 million for the year ended December 31, 2013 as compared to $247.8 million for the year ended December 31, 2012. Total cost of operations decreased primarily due to lower production at our Sands Hill complex in Northern Appalachia, which was in response to weak market conditions for coal from this complex, as well as decreased costs from purchased coal in Central Appalachia. Our cost of operations per ton was $54.74 for the year ended December 31, 2013; an increase of $1.68, or 3.2%, from the year ended December 31, 2012. The increase in the cost of operations on a per ton basis was primarily due to the sequence of mining at our Castle Valley mine in our Rhino Western segment where we performed more higher cost advance mining during 2013 compared to more lower cost retreat mining that was performed in 2012.

        Our cost of operations for the Central Appalachia segment decreased by $25.8 million, or 20.5%, to $100.0 million for the year ended December 31, 2013 from $125.8 million for the year ended December 31, 2012. Our total cost of operations decreased for Central Appalachia primarily due to decreased costs from purchased coal in 2013 compared to 2012. Our cost of operations per ton decreased to $66.33 per ton for the year ended December 31, 2013 from $71.62 per ton for year ended December 31, 2012. The decrease in cost of operations per ton was primarily due to the fact that we idled a majority of the Central Appalachia operations in June and early July of 2012 in order to reduce higher than normal inventory levels, which resulted in a higher cost per ton figure for the 2012 period when compared to 2013.

        In our Northern Appalachia segment, our cost of operations decreased by $23.6 million, or 31.0%, to $52.4 million for the year ended December 31, 2013 from $76.0 million for the year ended December 31, 2012. The decrease in cost of operations was primarily due to lower production at our Sands Hill complex in Northern Appalachia, which was in response to weak market conditions for coal from this complex. Our cost of operations per ton increased to $42.79 for the year ended December 31, 2013 from $40.54 for the year ended December 31, 2012, an increase of $2.25 per ton, or 5.5%. The increase in cost of operations per ton was primarily due to reducing production volumes at Sands Hill.

        Cost of operations in our Rhino Western segment increased by $3.2 million, or 11.7%, to $30.7 million for the year ended December 31, 2013 from $27.5 million for the year ended December 31, 2012. Our cost of operations per ton increased to $32.62 for the year ended December 31, 2013 from $26.42 for the year ended December 31, 2012, an increase of $6.20 per ton, or 23.5%. The increases in cost of operations and cost of operations per ton were primarily due to the sequence of mining at our Castle Valley mine. During 2013, the mine was primarily advancing the sections which drove higher cost compared to the lower-cost retreat mining that was performed in 2012.

        Cost of operations in our Oil and Natural Gas segment increased by $3.8 million to $5.3 million for the year ended December 31, 2013 from $1.5 million for the year ended December 31, 2012. The increase in cost of operations was primarily due to increased activity in our Razorback drill pad construction business during 2013 compared to 2012, as well as an increase in our proportionate costs for drilling activity on our Utica Shale acreage during 2013 compared to 2012.

        Cost of operations in our Other category decreased by $4.3 million to $12.7 million for the year ended December 31, 2013 compared to $17.0 million the year ended December 31, 2012. This decrease was primarily due to the sale of our Triad roof bolt manufacturing operation in September 2012, which incurred cost in 2012 that is not present in the 2013 comparable period.

        Freight and Handling.    Total freight and handling cost for the year ended December 31, 2013 decreased by $4.5 million, or 77.8%, to $1.3 million from $5.8 million for the year ended December 31,

2012. This decrease was primarily due to the decrease in tons of coal sold for 2013 compared to 2012 from our Sands Hill complex, which requires transportation by truck to customers' locations.

        Depreciation, Depletion and Amortization.    Total DD&A expense for the year ended December 31, 2013 was $42.6 million as compared to $41.4 million for the year ended December 31, 2012.

        For the year ended December 31, 2013, our depreciation cost was $31.9 million as compared to $32.7 million for the year ended December 31, 2012. This decrease is primarily due to a decrease in machinery and equipment depreciation from our Central Appalachia operations.

        For the year ended December 31, 2013, our depletion cost was $8.0 million as compared to $5.9 million for the year ended December 31, 2012. This increase is primarily attributable to our proportionate share of the Utica Shale oil and gas depletion that was not present in the prior period, partially offset by a decrease in depletion cost from fewer tons produced for the year ended December 31, 2013 compared to 2012 due to weakness in the met and steam coal markets.

        For the year ended December 31, 2013, our amortization cost was relatively flat at $2.7 million as compared to $2.8 million for the year ended December 31, 2012.

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expense for the year ended December 31, 2013 was $19.8 million as compared to $20.5 million for the year ended December 31, 2012. The decrease in SG&A expense is primarily attributable to a decrease in expenditures for legal fees and other professional fees.

        Interest Expense.    Interest expense for the year ended December 31, 2013 was $7.9 million as compared to $7.8 million for the year ended December 31, 2012, an increase of $0.1 million, or 1.7%. This increase was the result of an increase in the balance outstanding under our credit facility.

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

(In thousands, except per ton data and %)	Year ended December 31, 2013	Year ended December 31, 2012	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$27,724	$55,187	(49.8)%
Total revenues	$27,853	$55,221	(49.6)%
Coal revenues per ton*	$111.27	$185.98	(40.2)%
Cost of operations	$31,543	$36,728	(14.1)%
Cost of operations per ton*	$126.60	$123.77	2.3%
Depreciation, depletion and amortization	$1,949	$2,098	(7.1)%
Interest expense	$17	$155	(89.3)%
Net income (loss)	($8,369)	$11,937	(170.1)%
Partnership's portion of net income (loss)	($4,268)	$6,014	(171.0)%
Tons produced	205.4	337.1	(39.1)%
Tons sold	249.2	296.7	(16.0)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

        The decrease in tons produced and sold for the year ended December 31, 2013 compared to 2012 was due to weakness in the met coal market, which resulted in a significant decrease in the market price for the quality of met coal that Rhino Eastern produces. The decrease in tons sold resulted in decreased revenue and net income for the year ended December 31, 2013 compared to the same period in 2012.

        Net Income (Loss).    The following table presents net income (loss) by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year ended December 31, 2013	Year ended December 31, 2012	Increase (Decrease)
	(in millions)
Central Appalachia	$(7.1)	$3.6	$(10.7)
Northern Appalachia	26.1	29.6	(3.5)
Rhino Western	(2.4)	5.7	(8.1)
Eastern Met*	(4.3)	6.0	(10.3)
Oil and Natural Gas	(0.2)	(0.6)	0.4
Other	(2.7)	(4.8)	2.1

Total	$9.4	$39.5	$(30.1)

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        For the year ended December 31, 2013, total net income was $9.4 million compared to $39.5 million for the year ended December 31, 2012 as decreases in costs and expenses were offset by decreases in coal revenues, including lower royalty revenue from our coal leasing business, as well as lower results from our Rhino Eastern joint venture. For the year ended December 31, 2013, our net income was positively impacted by $10.5 million from the sale of our 20% royalty interest on our Utica Shale property. Net income was positively impacted by $7.4 million received as a lease bonus payment in 2012 related to acreage we own in the Utica Shale region of eastern Ohio, which had relatively immaterial costs associated with the transaction.

        For our Central Appalachia segment, we generated a net loss of approximately $7.1 million for the year ended December 31, 2013, a decrease of $10.7 million, as compared to the year ended December 31, 2012. The year to year decrease was primarily due to a decrease in tons sold, which decreased revenue, and an approximate $0.9 million charge incurred for the write-off of a continuous miner that was destroyed at one of our underground Central Appalachia mines.

        Net income in our Northern Appalachia segment decreased by $3.5 million to $26.1 million for the year ended December 31, 2013, from $29.6 million for the year ended December 31, 2012. Net income in our Northern Appalachia segment was impacted from the $10.5 million received from the sale of our 20% royalty interest on our Utica Shale property in the year ended December 31, 2013 as compared to approximately $7.4 million of lease bonus payments that we received on our Utica Shale property in the year ended December 31, 2012. The increase period to period due to the Utica Shale payments received was partially offset by decreased tons of coal sold from our Sands Hill complex due to weakness in the steam coal market.

        Net income in our Rhino Western segment decreased by $8.1 million to a loss of $2.4 million for the year ended December 31, 2013, compared to net income of $5.7 million for the year ended December 31, 2012. This decrease was primarily the result of an increase in cost of operations at our Castle Valley operation due to the sequence of mining discussed earlier, as well as decreased revenue from lower tons sold at Castle Valley due to fewer spot sales. Net income for our Rhino Western segment was also impacted from an asset impairment loss of approximately $1.7 million due to the permanently idling of our McClane Canyon mine at the end of 2013.

        Our Eastern Met segment recorded a net loss of $4.3 million for the year ended December 31, 2013, a decrease of $10.3 million from net income of $6.0 million for the year ended December 31, 2012, as weakness in the met coal market caused a decrease in the number of tons sold and lower prices for tons sold.

        For our Oil and Natural Gas segment, we generated a net loss of $0.2 million for the year ended December 31, 2013, a benefit of $0.4 million compared to a net loss of $0.6 million for the year ended December 31, 2012, as we experienced positive results from our Utica Shale investment in 2013 compared to 2012.

        For the Other category, we had a net loss of $2.7 million for the year ended December 31, 2013, a benefit of $2.1 million as compared to a net loss of $4.8 million for the year ended December 31, 2012. The improvement was primarily due to decreased costs in 2013 compared to 2012 in our ancillary businesses that support our coal operations.

        Adjusted EBITDA.    The following table presents Adjusted EBITDA by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year ended December 31, 2013	Year ended December 31, 2012	Increase (Decrease)
	(in millions)
Central Appalachia	$21.9	$34.3	$(12.4)
Northern Appalachia	35.0	38.7	(3.7)
Rhino Western	5.4	11.1	(5.7)
Eastern Met*	(3.3)	7.1	(10.4)
Oil and Natural Gas	3.5	(0.1)	3.6
Other	1.0	(1.3)	2.3

Total Adjusted EBITDA	$63.5	$89.8	$(26.3)

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        Total Adjusted EBITDA for the year ended December 31, 2013 was $63.5 million, a decrease of $26.3 million from $89.8 million for the year ended December 31, 2012. Adjusted EBITDA decreased primarily as a result of a decrease in net income, as described previously. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA to net income on a segment basis.

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

        Net income was $39.5 million for the year ended December 31, 2012 compared to $37.3 million for the year ended December 31, 2011. Adjusted EBITDA increased to $89.8 million for the year ended December 31, 2012, from $81.2 million for the year ended December 31, 2011. Net income and Adjusted EBITDA were positively impacted by the $7.4 million lease bonus payments received in 2012 related to our Utica Shale acreage, which had relatively immaterial costs associated with the transaction. Net income and Adjusted EBITDA were also positively impacted in 2012 due to $6.0 million of income from our Rhino Eastern joint venture compared to income of $3.0 million for 2011, each of which represents our proportionate share of income from the Rhino Eastern joint venture in which we have a 51% membership interest and for which we serve as manager.

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

        Revenues.    The following table presents revenues and coal revenues per ton by reportable segment for the years ended December 31, 2012 and 2011:

Segment	Year ended December 31, 2012	Year ended December 31, 2011	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$161.3	$202.9	$(41.6)	(20.5)%
Freight and handling revenues	—	—	—	n/a
Other revenues	22.1	16.3	5.8	35.3%

Total revenues	$183.4	$219.2	$(35.8)	(16.4)%

Coal revenues per ton*	$91.83	$87.92	$3.91	4.4%
Northern Appalachia
Coal revenues	$102.9	$109.3	$(6.4)	(5.8)%
Freight and handling revenues	6.3	5.7	0.6	10.6%
Other revenues	12.8	5.0	7.8	158.4%

Total revenues	$122.0	$120.0	$2.0	1.7%

Coal revenues per ton*	$54.87	$53.00	$1.87	3.5%
Rhino Western
Coal revenues	$40.4	$21.7	$18.7	86.4%
Freight and handling revenues	—	—	—	n/a
Other revenues	0.3	—	0.3	n/a

Total revenues	$40.7	$21.7	$19.0	87.6%

Coal revenues per ton*	$38.89	$42.78	$(3.89)	(9.1)%
Oil and Natural Gas**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$1.9	$0.3	$1.6	578.1%

Total revenues	$1.9	$0.3	$1.6	578.1%

Coal revenues per ton*	n/a	n/a	n/a	n/a
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$4.0	$6.0	$(2.0)	(33.5)%

Total revenues	$4.0	$6.0	$(2.0)	(33.5)%

Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$304.6	$333.9	$(29.3)	(8.8)%
Freight and handling revenues	6.3	5.7	0.6	10.6%
Other revenues	41.1	27.6	13.5	48.8%

Total revenues	$352.0	$367.2	$(15.2)	(4.1)%

Coal revenues per ton*	$65.22	$68.47	$(3.25)	(4.8)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
The Oil and Natural Gas segment does not relate to coal production. The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Oil and Natural Gas segment or the Other category.

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

        In our Oil and Natural Gas segment, total revenues increased by $1.6 million to $1.9 million for the year ended December 31, 2012 from $0.3 million for the year ended December 31, 2011. This increase was primarily due to revenue from our Razorback drill pad construction company that was formed during the second quarter of 2012.

        Other revenues for our Other category decreased by $2.0 million for the year ended December 31, 2012 from the year ended December 31, 2011, which was primarily due to a decrease in revenue from our Triad roof bolt operations that were sold in September 2012.

        Central Appalachia Overview of Results by Product.    Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2012	Year ended December 31, 2011	Increase (Decrease) %*
Met coal tons sold	467.8	654.6	(28.5)%
Steam coal tons sold	1,288.3	1,653.4	(22.1)%

Total tons sold†	1,756.1	2,308.0	(23.9)%

Met coal revenue	$59,511	$79,227	(24.9)%
Steam coal revenue	$101,762	$123,706	(17.7)%

Total coal revenue†	$161,273	$202,933	(20.5)%

Met coal revenues per ton	$127.21	$121.04	5.1%
Steam coal revenues per ton	$78.99	$74.82	5.6%

Total coal revenues per ton†	$91.83	$87.92	4.4%

Met coal tons produced	468.3	660.5	(29.1)%
Steam coal tons produced	1,336.2	1,573.5	(15.1)%

Total tons produced†	1,804.5	2,234.0	(19.2)%

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

        Costs and Expenses.    The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the years ended December 31, 2012 and 2011:

Segment	Year ended December 31, 2012	Year ended December 31, 2011	Increase/(Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$125.8	$154.7	$(28.9)	(18.6)%
Freight and handling costs	0.5	—	0.5	n/a
Depreciation, depletion and amortization	26.3	22.1	4.2	18.6%
Selling, general and administrative	19.0	20.2	(1.2)	(6.1)%
Cost of operations per ton*	$71.62	$66.97	$4.65	6.9%
Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$76.0	$75.1	$0.9	1.2%
Freight and handling costs	5.3	4.3	1.0	23.3%
Depreciation, depletion and amortization	8.3	8.1	0.2	2.2%
Selling, general and administrative	0.3	0.4	(0.1)	(13.4)%
Cost of operations per ton*	$40.54	$36.45	$4.09	11.2%
Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$27.5	$17.9	$9.6	53.0%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	4.7	3.1	1.6	52.2%
Selling, general and administrative	0.1	0.1	—	2.9%
Cost of operations per ton*	$26.42	$35.42	$(9.00)	(25.4)%
Oil and Natural Gas
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$1.5	$0.8	$0.7	93.0%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.1	0.1	—	148.6%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton**	n/a	n/a	n/a	n/a
Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$17.0	$19.2	$(2.2)	(11.1)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	2.0	2.9	(0.9)	(30.5)%
Selling, general and administrative	1.1	1.1	—	(8.5)%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$247.8	$267.7	$(19.9)	(7.4)%
Freight and handling costs	5.8	4.3	1.5	34.8%
Depreciation, depletion and amortization	41.4	36.3	5.1	13.9%
Selling, general and administrative	20.5	21.8	(1.3)	(6.3)%
Cost of operations per ton*	$53.06	$54.88	$(1.82)	(3.3)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
Cost of operations for our Oil and Natural Gas segment do not relate to coal production. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, per ton measurements are not presented for our Oil and Natural Gas segment or our Other category.

        Cost of Operations.    Total cost of operations was $247.8 million for the year ended December 31, 2012 as compared to $267.7 million for the year ended December 31, 2011. The decrease in the cost of operations was primarily due to decreased production due to weakness in the met and steam coal markets, including the idling of a majority of our Central Appalachia operations in June 2012. Our cost of operations per ton was $53.06 for the year ended December 31, 2012; a decrease of $1.82, or 3.3%, from the year ended December 31, 2011. The decrease in the cost of operations on a per ton basis was primarily due to a higher mix of lower cost tons from our Castle Valley mine.

        Our cost of operations for the Central Appalachia segment decreased by $28.9 million, or 18.6%, to $125.8 million for the year ended December 31, 2012 from $154.7 million for the year ended December 31, 2011. The decrease in total cost of operations was primarily due to decreased production in response to weakness in the met and steam coal markets, including the temporary idling of a majority of our Central Appalachia operations in June 2012. Our cost of operations per ton increased to $71.62 per ton for the year ended December 31, 2012 from $66.97 per ton for year ended December 31, 2011. Cost of operations per ton increased since a portion of our costs are fixed in nature and these fixed costs were spread over a smaller number of tons sold in 2012.

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

        Cost of operations in our Oil and Natural Gas segment increased by $0.7 million to $1.5 million for the year ended December 31, 2012 from $0.8 million for the year ended December 31, 2011. The increase in cost of operations was primarily attributable to our Razorback drill pad construction company that was formed in the second quarter of 2012.

        Cost of operations in our Other category decreased by $2.2 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily as a result of the sale of our Triad roof bolt operations in September 2012.

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

(In thousands, except per ton data and %)	Year ended December 31, 2012	Year ended December 31, 2011	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$55,187	$49,999	10.4%
Total revenues	$55,221	$50,073	10.3%
Coal revenues per ton*	$185.98	$198.97	(6.5)%
Cost of operations	$36,728	$38,412	(4.4)%
Cost of operations per ton*	$123.77	$152.86	(19.0)%
Depreciation, depletion and amortization	$2,098	$2,959	(29.1)%
Interest expense	$155	$52	200.5%
Net income (loss)	$11,937	$5,715	108.9%
Partnership's portion of net income (loss)	$6,014	$2,988	101.3%
Tons produced	337.1	266.2	26.6%
Tons sold	296.7	251.3	18.1%

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

        Net Income (Loss).    The following table presents net income (loss) by reportable segment for the years ended December 31, 2012 and 2011:

Segment	Year ended December 31, 2012	Year ended December 31, 2011	Increase (Decrease)
	(in millions)
Central Appalachia	$3.6	$16.5	$(12.9)
Northern Appalachia	29.6	27.4	2.2
Rhino Western	5.7	(2.6)	8.3
Eastern Met*	6.0	3.0	3.0
Oil and Natural Gas	(0.6)	(0.5)	(0.1)
Other	(4.8)	(6.5)	1.7

Total	$39.5	$37.3	$2.2

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        For the year ended December 31, 2012, total net income was $39.5 million compared to $37.3 million for the year ended December 31, 2011. Net income was positively impacted by $7.4 million received as a lease bonus payment in 2012 related to acreage we own in the Utica Shale region of eastern Ohio, which had relatively immaterial costs associated with the transaction.

        For our Central Appalachia segment, net income decreased to $3.6 million for the year ended December 31, 2012, a decrease of $12.9 million, as compared to the year ended December 31, 2011. This decrease was primarily due to weakness in the steam and met coal markets that resulted in fewer tons sold.

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

        Our Eastern Met segment recorded net income of $6.0 million for the year ended December 31, 2012, an increase of $3.0 million from $3.0 million recorded for the year ended December 31, 2011.

        For our Oil and Natural Gas segment, we experienced a slight increase in net loss for the year ended December 31, 2012 compared to 2011 as our Razorback drill pad construction business that was formed in the second quarter of 2012 provided positive net income, which was offset by the loss generated from our Muskie investment.

        For the Other category, we had a net loss of $4.8 million for the year ended December 31, 2012, a benefit of $1.7 million as compared to a net loss of $6.5 million for the year ended December 31, 2011.

        Adjusted EBITDA.    The following table presents Adjusted EBITDA by reportable segment for the years ended December 31, 2012 and 2011:

Segment	Year ended December 31, 2012	Year ended December 31, 2011	Increase (Decrease)
	(in millions)
Central Appalachia	$34.3	$41.6	$(7.3)
Northern Appalachia	38.7	36.3	2.4
Rhino Western	11.1	1.0	10.1
Eastern Met*	7.1	4.5	2.6
Oil and Natural Gas	(0.1)	(0.4)	0.3
Other	(1.3)	(1.8)	0.5

Total Adjusted EBITDA	$89.8	$81.2	$8.6

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

        Total Adjusted EBITDA for the year ended December 31, 2012 was $89.8 million, an increase of $8.6 million from $81.2 million for the year ended December 31, 2011, primarily due to an increase in net income, along with higher DD&A and interest expense. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA to net income on a segment basis.

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

Year ended December 31, 2013	Central Appalachia	Northern Appalachia	Rhino Western	Eastern Met*	Oil and Natural Gas	Other	Total
	(in millions)
Net income	$(7.1)	$26.1	$(2.4)	$(4.3)	$(0.2)	$(2.7)	$9.4
Plus:
DD&A	24.2	8.1	5.5	—	3.1	1.7	42.6
Interest expense	3.9	0.8	0.6	—	0.6	2.0	7.9

EBITDA†**	$21.0	$35.0	$3.7	$(4.3)	$3.5	$1.0	$59.9

Plus: Rhino Eastern DD&A-51%	—	—	—	1.0	—	—	1.0
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Plus: Non-cash write-off of mining equipment and asset impairment***	0.9	—	1.7	—	—	—	2.6

Adjusted EBITDA†	$21.9	$35.0	$5.4	$(3.3)	$3.5	$1.0	$63.5

Year ended December 31, 2012	Central Appalachia	Northern Appalachia	Rhino Western	Eastern Met*	Oil and Natural Gas	Other	Total
	(in millions)
Net income	$3.6	$29.6	$5.7	$6.0	$(0.6)	$(4.8)	$39.5
Plus:
DD&A	26.3	8.3	4.7	—	0.1	2.0	41.4
Interest expense	4.4	0.8	0.7	—	0.4	1.5	7.8

EBITDA†**	$34.3	$38.7	$11.1	$6.0	$(0.1)	$(1.3)	$88.7

Plus: Rhino Eastern DD&A-51%	—	—	—	1.0	—	—	1.0
Plus: Rhino Eastern interest expense-51%	—	—	—	0.1	—	—	0.1

Adjusted EBITDA†	$34.3	$38.7	$11.1	$7.1	$(0.1)	$(1.3)	$89.8

Year ended December 31, 2011	Central Appalachia	Northern Appalachia	Rhino Western	Eastern Met*	Oil and Natural Gas	Other	Total**
	(in millions)
Net income	$16.5	$27.4	$(2.6)	$3.0	$(0.5)	$(6.5)	$37.3
Plus:
DD&A	22.1	8.1	3.0	—	0.1	2.9	36.3
Interest expense	3.0	0.8	0.6	—	—	1.8	6.1

EBITDA†**	$41.6	$36.3	$1.0	$3.0	$(0.4)	$(1.8)	$79.7

Plus: Rhino Eastern DD&A-51%	—	—	—	1.5	—	—	1.5
Plus: Rhino Eastern interest expense-51%	—	—	—	0.1	—	—	0.1

Adjusted EBITDA† **	$41.6	$36.3	$1.0	$4.5	$(0.4)	$(1.8)	$81.2

*
Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

†
Calculated based on actual amounts and not the rounded amounts presented in this table.

**
Totals may not foot due to rounding

***
During the first quarter of 2013, we incurred a non-cash expense of approximately $0.9 million due to the write-off of a continuous miner that was damaged at one of our underground mines in Central Appalachia. In addition, during the fourth quarter of 2013, we made a strategic decision to permanently close the mining operations at our McClane Canyon mine in Colorado, which resulted in a non-cash impairment charge of approximately $1.7 million. We believe that the isolation and presentation of these specific items to arrive at Adjusted EBITDA is useful because it enhances investors' understanding of how we assess the performance of our business. We believe the adjustment of these items provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of these items provides investors with enhanced comparability to prior and future periods of our operating results.

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

        The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of December 31, 2013, our available liquidity was $56.5 million, including cash on hand of $0.4 million and $56.1 million of available borrowing capacity under our credit agreement. The amount available under our credit agreement is based upon a maximum borrowing capacity of 3.75 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement).

        Please read "—Capital Expenditures" for a further discussion of the impact on liquidity.

  Cash Flows

  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Net cash provided by operating activities was $51.7 million for the year ended December 31, 2013 as compared to $79.7 million for the year ended December 31, 2012. This decrease in cash provided by operating activities was primarily the result of lower net income, which resulted from decreased tons sold and revenue as well as unfavorable results from our Rhino Eastern joint venture.

        Net cash used in investing activities was $43.9 million for the year ended December 31, 2013 as compared to $58.4 million for the year ended December 31, 2012. The decrease in cash used in investing activities was primarily due to the decreased amounts expended for the purchase and construction of mining equipment. For the year ended December 31, 2012, our primary expenditures related to the new preparation plant in our Tug River mining complex, which resulted in increased expenditures when compared to the year ended December 31, 2013. In addition, the $10.5 million received from the sale of our 20% royalty interest on our Utica Shale property in the year ended December 31, 2013 resulted in lower net cash used in investing activities when compared to 2012.

        Net cash used in financing activities for the year ended December 31, 2013 was $7.9 million, which was primarily attributable to distributions paid to our unitholders, partially offset by net borrowings under our credit agreement that were primarily used to fund a portion of our capital expenditures. Net cash used in financing activities for the year ended December 31, 2013 also included the net proceeds from our public offering of common units, which resulted in net proceeds after offering expenses of approximately $14.6 million that was used to repay outstanding debt. Net cash used in financing activities for the year ended December 31, 2012 was $21.3 million, which was primarily attributable to distributions paid to our unitholders, partially offset by net borrowings under our credit agreement that were primarily used to fund a portion of our capital expenditures.

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

        Actual maintenance capital expenditures for the year ended December 31, 2013 were approximately $14.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2013 were approximately $40.3 million, which were primarily related to additional investment in our oil and natural gas properties in the Utica Shale region, as well as the initial development of our new Pennyrile mine in western Kentucky. The remaining amount of expansion capital expenditures was primarily spent on our internal development projects. For the year ending December 31, 2014, we have budgeted $7 million to $10 million for maintenance capital expenditures. We expect a decrease in our 2014 expansion capital expenditures since we entered into a binding agreement in February 2014 to sell our entire Utica Shale interests to Gulfport. In the event the Utica Shale sale to Gulfport is not consummated, our 2014 projected expansion capital expenditures would possibly increase if we decided to participate in drilling costs for the Utica Shale acreage.

        We believe that we have sufficient liquid assets, cash flows from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for the next twelve months. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity and our ability to pay distributions to our unitholders. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. From time to time, we may issue debt and equity securities.

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

        Loans under the credit agreement bear interest at either (i) a base rate equaling the highest of (a) the Federal Funds Open Rate plus 0.50%; (b) the prime rate; or (c) daily LIBOR plus 1.00%, plus an applicable margin in each case or (ii) LIBOR plus an applicable margin, at our option. The applicable margin for the base rate option is 1.50% to 2.50%, and the applicable margin for the LIBOR option is 2.50% to 3.50%, each of which depends on our and our subsidiaries' consolidated leverage ratio ("Consolidated Leverage Ratio"). The credit agreement also contains letter of credit fees equal to an applicable margin of 2.50% to 3.50% depending on the Consolidated Leverage Ratio, multiplied by the aggregate amount available to be drawn on the letters of credit, and a 0.15% fronting fee payable to the administrative agent. In addition, we incur a commitment fee on the unused portion of the credit agreement at a rate of 0.375% to 0.50% per annum, depending on the Consolidated Leverage Ratio. Borrowings on the line of credit are collateralized by all of our unsecured assets.

        Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning units. As of and for the year ended December 31, 2013, we are in compliance with respect to all covenants contained in the credit agreement. The credit agreement expires in July 2016.

        On April 19, 2013, we entered into an amendment of the amended and restated senior secured credit facility. The amendment provided for an increase in the maximum allowed investments in coal-related entities outside of our current partnership structure (i.e. joint ventures) under the amended and restated senior secured credit facility from $25 million to $40 million. The amendment also altered the maximum leverage ratio allowed under the amended and restated senior secured credit facility and also altered the pricing grid to include applicable interest rates for borrowings, letter of credit fees and commitment fees on unused borrowings based upon the new maximum leverage ratio. The amendment increases the maximum leverage ratio of the amended and restated senior secured credit facility to 3.75 from April 1, 2013 through March 31, 2015, then steps the maximum leverage ratio down to its previous level of 3.0 after December 31, 2015. All other terms of the amended and restated senior secured credit facility were not affected by the amendment.

        At December 31, 2013, we had borrowed $162.0 million at a variable interest rate of LIBOR plus 3.00% (3.17% at December 31, 2013) and an additional $5.0 million at a variable interest rate of the prime rate plus 2.00% (5.25% at December 31, 2013). In addition, we had outstanding letters of credit of approximately $21.5 million at a fixed interest rate of 3.00% at December 31, 2013. Based upon a maximum borrowing capacity of 3.75 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), we had not used $56.1 million of the borrowing availability at December 31, 2013. During the three month period ended December 31, 2013, we had average borrowings outstanding of approximately $161.1 million under our credit agreement.

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

        As of December 31, 2013, we had $21.5 million in letters of credit outstanding, of which $17.2 million served as collateral for approximately $75.2 million in our surety bonds outstanding that secure the performance of our reclamation obligations.

Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (including interest)(1)	171,046	$1,024	$167,475	$498	$2,049
Asset retirement obligations	34,492	1,614	7,104	1,955	23,819
Operating lease obligations(2)	5,994	1,577	3,083	1,334	—
Ammonia nitrate obligations	927	927	—	—	—
Advance royalties(3)	18,866	1,642	3,729	3,851	9,644
Retiree medical obligations	6,867	334	935	1,261	4,337

Total	$238,192	$7,118	$182,326	$8,899	$39,849

(1)
Assumes a current LIBOR of 0.17% plus the applicable margin for all periods.

(2)
Some of our surface mining equipment and a coal handling and loading facility are categorized as operating leases. These leases have maturity dates ranging from three to five years.

(3)
We have obligations on various coal and land leases to prepay certain amounts which are recoupable in future years when mining occurs

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Nevertheless, actual results may differ from the estimates used and judgments made. Note 2 to the audited consolidated financial statements included elsewhere in this report provides a summary of all significant accounting policies and refer to Note 13 for information on our postretirement plan. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.

Investment in Joint Ventures

        Investments in joint ventures are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, our ability to exercise significant influence over the operating and financial policies of the investee and whether we are determined to be the primary beneficiary of a variable interest in an entity. Equity investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees' net income or losses after the date of investment. Any losses from our equity method investment are absorbed by us based upon our proportionate ownership percentage. If losses are incurred that exceed our investment in the equity method entity, then we must continue to record our proportionate share of losses in excess of our investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

        In May 2008, we entered into a joint venture, Rhino Eastern, with an affiliate of Patriot to acquire the Rhino Eastern mining complex. To initially capitalize the Rhino Eastern joint venture, we contributed approximately $16.1 million for a 51% ownership interest in the joint venture, and we account for the investment in the joint venture and its results of operations under the equity method. We consider the operations of this entity to comprise a reporting segment ("Eastern Met") and have provided supplemental detail related to this operation in Note 21 to the audited consolidated financial statements that are included elsewhere in this report.

        In determining that we were not the primary beneficiary of the variable interest entity for the years ended December 31, 2013, 2012 and 2011, we performed a qualitative and quantitative analysis based on the controlling economic interests of the Rhino Eastern joint venture. This included an analysis of the expected economic contributions of the joint venture. We concluded that we are not the primary beneficiary of the joint venture primarily because of certain contractual arrangements by the joint venture with Patriot and the fact that the Rhino Eastern joint venture is managed by a committee of an equal number of representatives from Patriot and us. Mandatory pro rata additional contributions not to exceed $10 million in the aggregate could be required of the joint venture partners, which we would be obligated to fund based upon our 51% ownership interest.

        As of December 31, 2013 and 2012, we have recorded our equity method investment of $19.4 million and $21.4 million, respectively, as a long-term asset. During the year ended December 31, 2013, we made capital contributions to the Rhino Eastern joint venture of approximately $2.3 million based upon our proportionate ownership percentage. As disclosed in Note 19 to the audited consolidated financial statements that are included elsewhere in this report, we provided loans to the Rhino Eastern joint venture during 2012 that totaled approximately $11.9 million, which were fully repaid as of December 31, 2012.

Property, Plant and Equipment

        Property, plant, and equipment, including coal properties, oil and natural gas properties, mine development costs and construction costs, are recorded at cost, which includes construction overhead and interest, where applicable. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Mining and other equipment and related facilities are depreciated using the straight-line method based upon the shorter of estimated useful lives of the assets or the estimated life of each mine. Coal properties, as well as oil and natural gas properties, are depleted using the units-of-production method, based on estimated proven and probable reserves. Mine development costs are amortized using the units-of-production method, based on estimated proven and probable reserves. Gains or losses arising from sales or retirements are included in current operations.

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

        During the fourth quarter of 2013, we made a strategic decision to permanently close the mining operations at our McClane Canyon mine in Colorado. Since the McClane Canyon mine had been idled at the end of 2010, we had been actively marketing the coal from this mine to potential buyers, but had not been able to obtain suitable sales contracts. Due to the unfavorable long-term prospects for the coal market in the Colorado area and to avoid the ongoing costs that were being incurred to actively idle this mine, we made the decision to permanently close this operation at the end of 2013. While a portion of the equipment from this operation was relocated to other operating locations, we incurred an impairment charge of approximately $1.7 million during 2013 related to specific property, plant and equipment at this complex. There were no impairment losses recorded during the years ended December 31, 2012 and 2011.

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

        The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow, and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2013 were calculated with discount rates that ranged from 2.3% to 5.6%. Changes in the asset retirement obligations for the year ended December 31, 2012 were calculated with discount rates that ranged from 3.2% to 5.3%. Changes in the asset retirement obligations for the year ended December 31, 2011 were calculated with discount rates that ranged from 4.2% to 7.0%. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2013 and 2012, and 2.50% for 2011.

Workers' Compensation and Pneumoconiosis ("black lung") Benefits

        Certain of our subsidiaries are liable under federal and state laws to pay workers' compensation and coal workers' black lung benefits to eligible employees, former employees and their dependents. We currently utilize an insurance program and state workers' compensation fund participation to secure our on-going obligations depending on the location of the operation. Premium expense for workers' compensation benefits is recognized in the period in which the related insurance coverage is provided.

        Our black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The actuarial calculations using the service cost method for our black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates.

        In addition, our liability for traumatic workers' compensation injury claims is the estimated present value of current workers' compensation benefits, based on actuarial estimates. The actuarial estimates for our workers' compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates.

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

Derivative Financial Instruments

        We occasionally use diesel fuel forward contracts to manage the risk of fluctuations in the cost of diesel fuel. Our diesel fuel forward contracts qualify for the normal purchase normal sale, or NPNS, exception prescribed by the accounting guidance on derivatives and hedging, based on the terms of the contracts and management's intent and ability to take physical delivery of the diesel fuel.

Income Taxes

        We are considered a partnership for income tax purposes. Accordingly, the partners report our taxable income or loss on their individual tax returns.

Recent Accounting Pronouncements

        In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP (e.g., pension amounts that are included in inventory) is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). Public companies must provide the information required by the ASU (e.g., changes in AOCI balances and reclassifications out of AOCI) in interim and annual periods. For public companies, the ASU is effective for fiscal years and interim periods within those years beginning after 15 December 2012, or the first quarter of 2013 for calendar-year companies. We have included the required disclosures of ASU 2013-02 in this report and this ASU did not have a material effect on us.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity price risk and interest rate risk.

Commodity Price Risk

        We manage our commodity price risk for coal sales through the use of supply contracts. As of December 31, 2013, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014	3,045	19
2015	1,796	4
2016	1,100	2
2017	1,100	2

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

        A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by $0.4 million for the year ended December 31, 2013. A hypothetical increase of 10% in steel prices would have reduced net income by $1.1 million for the year ended December 31, 2013. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.3 million for the year ended December 31, 2013.

Interest Rate Risk

        We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $1.7 million for the year ended December 31, 2013.

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-45 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)
  Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2013 at the reasonable assurance level. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our CEO and CFO, and effected by our general partner's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, as stated in their attestation report appearing on page 111.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Managing General Partner
And the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited Rhino Resource Partners LP and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Rhino Resource Partners LP and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Rhino Resource Partners LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, partners' capital and cash flows for the year then ended and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Louisville, Kentucky
March 14, 2014

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

Executive Officers and Directors

        The following table shows information for the executive officers and directors of our general partner as of December 31, 2013:

Name	Age (as of 12/31/2013)	Position With Our General Partner
David G. Zatezalo	58	Chairman of the Board of Directors
Christopher I. Walton	55	President and Chief Executive Officer
Richard A. Boone	59	Senior Vice President and Chief Financial Officer
Reford C. Hunt	40	Vice President of Technical Services
Whitney C. Kegley	38	Vice President, Secretary and General Counsel
Brian T. Aug	42	Vice President of Sales
Mark D. Zand*	60	Director
Jay L. Maymudes*	52	Director
Arthur H. Amron*	57	Director
Kenneth A. Rubin*	59	Director
Joseph M. Jacobs*	60	Director
Mark L. Plaumann**	58	Director
Douglas Lambert**	56	Director
James F. Tompkins**	65	Director

*
Principal of Wexford Capital.

**
Independent director.

        David G. Zatezalo.    Mr. Zatezalo has served as the Chairman of our general partner's board of directors since October 2013. From May 2010 to August 2013, he served as President of our general partner and as Chief Executive Officer of our general partner from May 2010 to October 2013. Mr. Zatezalo has also served as a director of our general partner since July 2010 and also serves as a member of our general partner's compensation committee. He served as President and Chief Executive Officer of Rhino Energy LLC from September 2009 to October 2013. From March 2007 to September 2009, Mr. Zatezalo served as Chief Operating Officer of Rhino Energy LLC. Prior to March 2007, Mr. Zatezalo served as President of our subsidiary Hopedale Mining LLC. Prior to joining Rhino Energy LLC, Mr. Zatezalo served as President of AEP's various Appalachian Mining Operations and as General Manager of Windsor Coal Company from 1998 to May 2004. He previously served as General Manager of the Cliff Collieries and Manager of Underground Development in the Bowen Basin of Queensland for BHP Australia Coal. Additionally, Mr. Zatezalo has served as Chairman of the Ohio Coal Association and is currently Vice Chairman of the Kentucky Coal Association. In total, Mr. Zatezalo has approximately 40 years of experience in the coal industry. Mr. Zatezalo was selected to be a director of our general partner due to his extensive background and familiarity with the coal industry and his leadership position as President and Chief Executive Officer.

        Christopher I. Walton.    Mr. Walton has served as Chief Executive Officer of our general partner since October 2013 and as President of our general partner since August 2013. From April 2012 to August 2013, Mr. Walton served as Senior Vice President and Chief Operating Officer of our general partner. He previously served as the General Manager of our Sands Hill Mining LLC and Clinton Stone LLC operations in Hamden, Ohio beginning from December 2009 to April 2012. From December 2007 to December 2009, Mr. Walton served as Engineer/Operations Manager of the Partnership's Sands Hill LLC operation. In total, Mr. Walton has approximately 33 years of experience in the coal industry.

        Richard A. Boone.    Mr. Boone has served as Senior Vice President and Chief Financial Officer of our general partner since May 2010 and as Senior Vice President and Chief Financial Officer of Rhino Energy LLC since February 2005. Prior to joining Rhino Energy LLC, he served as Vice President and Corporate Controller of PinnOak Resources, LLC, a coal producer serving the steel making industry, since 2003. Prior to joining PinnOak Resources, LLC, he served as Vice President, Treasurer and Corporate Controller of Horizon Natural Resources Company, a producer of steam and metallurgical coal, since 1998. In total, Mr. Boone has approximately 33 years of experience in the coal industry.

        Reford C. Hunt.    Mr. Hunt has served as our general partner's Vice President of Technical Services since May 2010. Since April 2005 Mr. Hunt has served in various capacities with Rhino Energy LLC and its subsidiaries, including as Chief Engineer and Director of Operations. Mr. Hunt currently serves as Vice President of Technical Services of Rhino Energy LLC, a position he has held since August 2008, as Vice President of Rhino Energy WV LLC and McClane Canyon Mining LLC since September 2009 and as Vice President of Castle Valley Mining LLC since August 2010. Prior to joining Rhino Energy LLC, Mr. Hunt was employed by Sidney Coal Company, a subsidiary of Massey Energy Company, from 1997 to 2005. During his time at Sidney Coal Company as a Mining Engineer, he oversaw planning, engineering, and construction for various mining and preparation operations. In total, Mr. Hunt has approximately 17 years of experience in the coal industry.

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

        Brian T. Aug.    Mr. Aug has served as our general partner's Vice President of Sales since August 2013. From April 2011 to August 2013, Mr. Aug served as Director of Sales and Marketing for Rhino Energy LLC . Prior to joining Rhino Energy LLC, he was Vice President of Marketing and Trading Analysis for Greenstar Global Energy, a US based corporation focused on the selling of US coals into India. From 1994 until 2010 he worked for Duke Energy Ohio, a Midwest utility with coal and natural gas power generation. The last 10 years of his career at Duke Energy Ohio was spent as Director of Fuels.

        Mark D. Zand.    Mr. Zand served as the Chairman of our general partner's board of directors from January 2010 to October 2013. Mr. Zand remains as a director of our general partner's board of directors and also serves as a member of our general partner's compensation committee. He is a partner of Wexford Capital. Mr. Zand joined Wexford Capital in 1996 and became a partner in 2001. He is involved in fixed income and distressed securities research and trading, and in public and private equity investing. Mr. Zand has been actively involved with Wexford Capital's coal investments since its inception. Mr. Zand was selected to serve as a director due to his in-depth knowledge of our business, including our strategies, operations, finances and markets, as well as his significant knowledge of the coal industry. Since our inception, Mr. Zand has been an integral part of our growth and expansion and we believe he will continue to provide valuable guidance to the board of directors of our general partner. In addition, he has served on the boards and creditors' committees of a number of private companies.

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

        Jay L. Maymudes.    Mr. Maymudes has served as a director of our general partner since January 2010 and serves as a member of our general partner's compensation committee. Mr. Maymudes joined Seven Harbour Global, LP on February 1, 2014 and currently serves as its Chief Financial Officer. Mr. Maymudes was formerly a partner at Wexford Capital from 1997 through December 31, 2013 and he also served as Wexford Capital's Chief Financial Officer. Mr. Maymudes is a Certified Public Accountant and was selected to serve as a director due to his credentials and qualifications in the area of public and financial accounting. Mr. Maymudes has particular skills in corporate finance, corporate governance, compliance, disclosure and compensation matters and has extensive experience in capital market transactions, which we believe provides valuable expertise and insight to the board of directors of our general partner. In addition, Mr. Maymudes has sat on the boards of a number of public and private companies.

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

        Mark L. Plaumann.    Mr. Plaumann has served as a director of our general partner, as the chair of our general partner's audit committee and as a member of our general partner's conflicts committee since October 2010. He is currently a Managing Member of Greyhawke Capital Advisors LLC, or Greyhawke, which he co-founded in 1998. Prior to founding Greyhawke, Mr. Plaumann was a Senior Vice President of Wexford Capital. Mr. Plaumann was formerly a Managing Director of Alvarez & Marsal, Inc. and the President of American Healthcare Management, Inc. He also earned the position of Senior Manager at Ernst & Young LLP. Mr. Plaumann holds an M.B.A. and a B.A. in Business from the University of Central Florida. Mr. Plaumann served as a director and audit committee chairman for ICx Technologies, Inc. until October 2010 and served as audit committee chairman of Republic Airways Holdings, Inc. until February 2014. Mr. Plaumann currently serves as a director and audit committee member of Republic Airways Holdings, Inc., and serves as director and audit committee chairman of Diamondback Energy, Inc., as well as a director of one private company. Mr. Plaumann was selected to serve as a director of our general partner due to his significant financial and audit expertise. Mr. Plaumann's service on the boards of other public companies, including previous experience as chairman of audit committees, gives him a clear understanding of his role and responsibilities on our general partner's board of directors.

        Douglas Lambert.    Mr. Lambert has served as a director of our general partner and as a member of our general partner's audit committee and conflicts committee since October 2010. He is presently a Managing Director with Alvarez & Marsal Inc., a position he has held since November 2006, and had previously served as Chief Executive Officer of Legacy Asset Management Company, a wholly-owned subsidiary of Lehman Brothers Holdings, Inc.. Mr. Lambert has been a director of Republic Airways Holdings, Inc., an airline holding company, since 2001. From 1994 to 2003, Mr. Lambert was a Senior Vice President of Wexford Capital. From 1983 to 1994, Mr. Lambert held various financial positions with Integrated Resources, Inc.'s Equipment Leasing Group, including Treasurer and Chief Financial Officer. Mr. Lambert is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Lambert was chosen to serve as a director due to his strong and diverse financial and operational background in a variety of different businesses and industries.

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

Director Independence

        The board of directors of our general partners has determined that each of Messrs. Plaumann, Lambert and Tompkins are independent as defined under the independence standards established by the NYSE and the Exchange Act. Because we are a limited partnership, we are exempt under the rules of the NYSE from the requirement to have a majority of independent directors, as well as a compensation and nominating or corporate governance committee. In evaluating director independence with respect to Mr. Plaumann and Mr. Lambert, the board of directors of our general partner considered the various relationships each of them has with Wexford Capital and its affiliates. Certain affiliated investment funds of Wexford Capital were the majority owners of ICx Technologies, Inc. until October 2010. As described above, Mr. Plaumann served as an independent director and audit committee chairman of ICx Technologies, Inc. until October 2010. In addition, as described below, both Mr. Plaumann and Mr. Lambert were former employees of Wexford Capital and continue to hold small interests in Wexford Capital private equity funds in connection with investments that were made at the time each of them was employed by Wexford Capital. Certain of these funds hold an interest in Rhino Energy Holdings LLC, which as of March 7, 2014, beneficially owns an aggregate 50% of our outstanding units. Mr. Plaumann's and Mr. Lambert's indirect beneficial interest in Rhino Energy Holdings LLC through these funds is immaterial. The board of directors of our general partner considered these relationships in light of the attributes it believes need to be possessed by independent-minded directors, including personal financial substance and a lack of economic dependence on us. The board of directors of our general partner concluded that each of Mr. Plaumann's and Mr. Lambert's relationships, rather than interfering with their ability to be independent from management, are consistent with the business and financial substance that make them qualified, independent directors.

Meetings; Committees of the Board of Directors

        The board of directors of our general partner held quarterly meetings during the year ended December 31, 2013. All of the directors attended each meeting. The board of directors of our general partner has an audit committee, a conflicts committee and, although not required by the NYSE, a compensation committee.

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

  Compensation Committee

        The compensation committee of our general partner consists of Messrs. Zatezalo, Zand and Maymudes, and operates pursuant to a written charter. This committee establishes salaries, incentives and other forms of compensation for officers and other employees. The compensation committee also administers our incentive compensation and benefit plans. Because we are exempt under the rules of the NYSE from the requirement to have a compensation committee, our compensation committee is not required to consist of independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2013, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report.

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

        In 2013, the named executive officers of our general partner were:

  •
  David G. Zatezalo—Chairman of the board of directors, former President and Chief Executive Officer;

  •
  Christopher I. Walton—President and Chief Executive Officer, former Senior Vice President and Chief Operating Officer;

  •
  Richard A. Boone—Senior Vice President and Chief Financial Officer;

  •
  Reford C. Hunt—Vice President of Technical Services; and

  •
  Whitney C. Kegley—Vice President, Secretary and General Counsel.

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

Compensation Setting Process

        Our general partner's compensation committee seeks to provide a total compensation package designed to drive performance and reward contributions in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies that we require. In the future, the compensation committee may examine the compensation practices of our peer companies and may also review compensation data from the coal industry generally to the extent the competition for executive talent is broader than a group of selected peer companies. To date, the compensation committee has not made any decisions regarding possible benchmarking. In addition, the compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the named executive officers. We anticipate that our general partner's compensation committee may consider relevant surveys in determining appropriate pay levels in the future. We expect that our general partner's Chairman of the board of directors, Mr. Zatezalo, will provide periodic recommendations to the compensation committee regarding the compensation of the other named executive officers. The compensation committee reviews the compensation structure for the named executive officers of our general partner on an annual basis. During 2013, the compensation committee modified the compensation for certain of our named executive officers, as described under "—Elements of Compensation—Employment Agreements" below.

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

        The compensation committee seeks to balance awards based on short-term annual results with awards intended to compensate our executives based on our long-term viability and success. Consequently, we made long-term equity-based awards to each of our named executive officers in connection with the completion of the IPO and intend to grant additional awards of phantom units from time to time, as determined in the discretion of the compensation committee. In the first quarter of 2013 and during the first quarter of 2014, we granted additional phantom unit awards to Messrs. Boone, Walton, and Hunt and Ms. Kegley to provide long-term incentives to further align the interests of these named executive officers with those of our unitholders. Our general partner believes that awards under its long-term incentive plan (the "LTIP") further incentivize the named executive officers to perform their duties in a way that will enhance our long-term success. The compensation committee elected not to grant any phantom unit awards to Mr. Zatezalo during the first quarter of 2013, although he received a restricted unit award in October 2013 under the LTIP in connection with his appointment as Chairman of our general partner's board of directors.

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

        Effective October 20, 2013, we entered into an amended and restated employment agreement with Mr. Zatezalo. The amendment and restatement of Mr. Zatezalo's employment agreement was concurrent with his resignation as Chief Executive Officer and included the appointment of Mr. Zatezalo as Chairman of the board of directors of the general partner and is effective for an initial two year term commencing from the effective date of the amendment and automatically renews on an annual basis for an additional 12-month period unless either party provides notice of non-renewal. The new agreement includes an annual base salary of $135,000 per year during his first year of employment based upon an expectation that Mr. Zatezalo will spend approximately 25% of normal business hours providing services to us. His annual salary may be adjusted after the first year based on Mr. Zatezalo's time requirements of providing services to us. Mr. Zatezalo also became entitled to receive a one-time cash bonus of $112,000, which was paid in January 2014. Mr. Zatezalo is entitled to participate in the employee benefit arrangements offered to similarly situated employees and is also eligible to participate in the board of directors annual equity compensation plan beginning in the fourth quarter of 2013. The agreement also provides for us to provide Mr. Zatezalo with use of an automobile suitable for his duties.

        In October 2013, we also entered into an amended and restated employment agreement with Mr. Walton in connection with his appointment as President and Chief Executive Officer. The term of the amended and restated employment agreement with Mr. Walton extends until December 31, 2016 (unless earlier terminated as provided in the agreement or by the mutual agreement of the parties) and increases his annual base salary to $440,000 per year, which increases to $460,000 for calendar year 2015 and $480,000 for calendar year 2016. Mr. Walton's new agreement also includes an annual discretionary bonus of up to 150% of his base salary, which was prorated for calendar year 2013 based on the time spent in his new role as President and Chief Executive Officer. The agreement also provides for us to continue to provide Mr. Walton with use of an automobile suitable for his duties.

        The severance benefits provided under the employment agreements with the named executive officers are described below in the section titled "—Potential Payments Upon Termination or Change in Control—Employment Agreements." The employment agreements also contain certain confidentiality, noncompetition, and other restrictive covenants, which are also described in the section titled "—Potential Payments Upon Termination or Change in Control—Employment Agreements."

        Base Salary.    The named executive officers' base salaries are established based on various factors, including the amounts we considered necessary to attract and retain the highest quality executives, the responsibilities of the named executive officers and the historic compensation of our executives. Our compensation committee reviews the base salaries of our named executive officers on an annual basis and may adjust base salaries consistent with the employment agreements. As part of its review, the compensation committee may review the compensation of executives in similar positions with similar responsibility in any peer companies identified by the compensation committee or in companies in the coal industry with which we generally compete for executives. While our compensation committee will consider all of the foregoing factors in determining the appropriate amount of base salary for each named executive officer, ultimately the minimum base salary for each individual officer was established through negotiations with the individual. In accordance with their employment agreements, Mr. Zatezalo's base salary increased to $540,000 effective for fiscal year 2013 and was adjusted to $135,000 in October 2013 upon his resignation as Chief Executive Officer. Mr. Walton's base salary increased to $440,000 per year in October 2013 upon his appointment as President and Chief Executive Officer. Mr. Boone's base salary increased to $315,000 effective May 31, 2013 and Mr. Hunt's base salary increased to $245,000 effective September 1, 2013. Ms. Kegley's base salary did not change during 2013.

        Bonus Awards.    We generally provide discretionary annual bonuses to each of our named executive officers. We review annual cash bonus awards for the named executive officers and other executives annually to determine award payments for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year. Approximately one-half of each named executive officer's bonus for 2013 was determined based upon achievement of certain entity-wide safety measures and coal production goals. The other one-half of each named executive officer's annual bonus amount was purely discretionary based upon a review of the named executive officer's individual performance. The total amount of the annual 2013 bonuses was reviewed and approved by the compensation committee.

        Consistent with our historical practice, we have retained a maximum bonus threshold of 40% for most of our named executive officers. Our employment agreements with each of the named executive officers provide that the annual bonus actually awarded to a named executive officer for a given fiscal year may be up to 40% of his annual salary (up to 150% of annual base salary in the case of Mr. Walton and up to 75% of annual base salary in the case of Mr. Boone). In order to incentivize Mr. Walton to improve our performance, we have structured a large portion of his cash compensation to be a discretionary, performance-based bonus of up to 150% of his annual base salary.

        The following table sets forth the annual rate of base salary payable for fiscal 2013 and potential bonus amounts for the named executive officers pursuant to their employment agreements:

Name and Principal Position	Base Salary(1)	Bonus(1)
David G. Zatezalo	$540,000	0% to 150% of base salary
Chairman
Christopher I. Walton	$440,000	0% to 150% of base salary
President and Chief Executive Officer
Richard A. Boone	$315,000	0% to 75% of base salary
Senior Vice President and Chief Financial Officer
Reford C. Hunt	$245,000	0% to 40% of base salary
Vice President of Technical Services
Whitney C. Kegley	$190,000	0% to 40% of base salary
Vice President, Secretary and General Counsel

(1)
Mr. Zatezalo's base salary and bonus were adjusted per the terms of his new employment agreement in October 2013 upon his resignation as Chief Executive Officer and appointment as Chairman of the board of directors.

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

        In connection with our IPO, the named executive officers each received a grant of phantom units under the LTIP in the following amounts: Mr. Zatezalo (73,171 phantom units), Mr. Boone (24,390 phantom units), Mr. Walton (1,220 phantom units) and Mr. Hunt (1,220 phantom units). Ms. Kegley was not employed with us at the time of our IPO. The approximate dollar values of these phantom unit awards were determined as follows: (1) Mr. Zatezalo's award is equal to approximately three times his base salary at the time of the award; (ii) Mr. Boone's award was targeted at approximately two times his base salary at the time of the award; and (iii) awards to Messrs. Walton and Hunt were not tied to their salary levels, but were consistent with the awards granted to other officers in connection with the offering. These multiples of base salary were established at the discretion of our President and Chief Executive Officer at that time and Wexford Capital and through negotiations with our executive officers.

        The phantom units vest in equal one-sixth increments over a 36-month period, subject to earlier vesting upon a change of control or the executive's termination due to death or disability. Please read "—Potential Payments Upon Termination or Change in Control—LTIP Phantom Unit Awards." Distributions of dividend equivalent rights, or DERs, credited with respect to unvested phantom units are paid upon vesting of the associated phantom units (and are forfeited at the same time the associated phantom units are forfeited). The final vesting of phantom units granted at the IPO date occurred in October 2013.

        In the first quarters of 2012, 2013 and 2014, the compensation committee approved discretionary grants of phantom unit awards under the LTIP to certain named executive officers. These discretionary awards of phantom units were based upon a maximum value of one-half of the executive's annual pre-tax cash bonus award and the phantom units vest in equal one-third installments over a 36-month period from the respective grant date. These discretionary annual awards provide a long-term incentive to our executives to further align the interests of the named executive officers with those of our unitholders.

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

Other Benefits

        The employment agreements for each of the named executive officers provide, in general, that the named executive officer is eligible to participate in our employee benefit plans provided to salaried employees generally. Additional benefits and perquisites for the named executive officers may include payment of premiums for supplemental life insurance, long-term disability insurance and automobile fringe benefits. In 2013, the only perquisite provided to the named executive officers was the use of a company owned automobile.

Tax Deductibility of Compensation

        With respect to the deduction limitations under Section 162(m) of the Internal Revenue Code, we are a limited partnership and do not meet the definition of a "corporation" under Section 162(m). Hence, we are not subject to the deduction limitations imposed by Section 162(m).

Compensation Committee Report

        The compensation committee of our general partner has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the board of directors of our general partner that this Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended December 31, 2013.

        Members of the compensation committee:

    David Zatezalo
    Jay Maymudes
    Mark Zand

Summary Compensation Table

        The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
David G. Zatezalo	2013	$469,442	$—	$25,006	$23,445	$517,893
Chairman of the Board of Directors	2012	519,615	377,500	—	15,277	912,392
and former President and Chief	2011	499,616	357,200	—	21,264	878,080
Executive Officer
Christopher I. Walton	2013	332,597	150,000	40,000	10,842	533,439
President and Chief Executive	2012	255,578	63,500	21,994	11,942	353,014
Officer	2011	133,750	44,000	—	9,911	187,661
Richard A. Boone	2013	306,232	90,000	57,998	12,509	466,739
Senior Vice President and Chief	2012	286,308	117,100	55,998	12,356	471,762
Financial Officer	2011	264,231	116,300	—	12,639	393,170
Reford C. Hunt	2013	238,078	35,000	28,002	13,992	315,072
Vice President of Technical	2012	228,076	51,600	26,003	13,119	318,798
Services	2011	190,769	55,800	—	12,147	258,716
Whitney C. Kegley	2013	190,000	32,000	29,997	10,200	262,197
Vice President, Secretary and	2012	84,039	17,800	—	840	102,679
General Counsel	2011	—	—	—	—	—

(1)
The bonus amount reflects the annual cash bonus awarded to each named executive per the terms of their employment agreements.

(2)
The amounts reported in the "Unit Awards" column reflect the aggregate grant date fair value of phantom unit awards and restricted unit awards granted under the LTIP, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

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

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan	Employer Contribution to the Hopedale 401(k) Plan
David G. Zatezalo	$495	$—	$22,950
Christopher I. Walton	642	10,200	—
Richard A. Boone	2,309	10,200	—
Reford C. Hunt	3,792	10,200	—
Whitney C. Kegley	—	10,200	—

Grants of Plan-Based Awards

        Certain named executive officers received discretionary annual awards of phantom units that were granted on March 1, 2013. The dollar amounts of the awards granted were calculated based upon a percentage of the annual pre-tax cash bonus awards the employees received in connection with their fiscal year 2012 performance. The following table sets forth information concerning equity awards for the named executive officers that were granted during the year ended December 31, 2013.

Name	Number of Units Granted (#)	Value of Units Granted ($)(1)
David G. Zatezalo	2,033	$25,006
Christopher I. Walton	2,847	$40,000
Richard A. Boone	4,128	$57,998
Reford C. Hunt	1,993	$28,002
Whitney C. Kegley	2,135	$29,997

(1)
The amounts reported reflect the aggregate grant date fair value of phantom unit awards granted under the LTIP, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(2)
The units granted to Mr. Zatezalo are the restricted units he received in connection with his appointment as Chairman of the board of directors in the fourth quarter of 2013.

Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

        During 2013, we had employment agreements in effect with each of the named executive officers. The employment agreements with Messrs. Zatezalo, Walton, Boone and Hunt and Ms. Kegley set forth the annual base salary payable to each named executive officer. During 2013, Messrs. Zatezalo's, Walton's, Boone's and Hunt's employment agreements provided for automatic base salary increases and Ms. Kegley's employment agreement may be reviewed each year for a possible salary increase. The named executive officers were each entitled in 2013 under their respective employment agreements to receive an annual discretionary bonus of up to 40% of their annual base salary (150% of base salary in the case of Mr. Zatezalo and Mr. Walton and 75% of base salary in the case of Mr. Boone). The named executive officers are also entitled to participate in our employee benefit programs, to the extent eligible. Pursuant to their respective employment agreements, we provide Messrs. Zatezalo, Walton, Boone and Hunt with automobiles suitable for their duties and responsibilities to us.

        We entered into an amended and restated employment agreement with Mr. Zatezalo, effective January 1, 2010. We have also entered into amended and restated employment agreements with Mr. Walton, effective April 2, 2012, Mr. Boone, effective May 31, 2011, and Mr. Hunt, effective September 13, 2011. As described previously, we entered into an amendment of the amended and restated employment agreement with Mr. Zatezalo, effective October 20, 2013, which included the appointment of Mr. Zatezalo as Chairman of the board of directors of the general partner. Also, as described previously, we entered into an amended and restated employment agreement with Mr. Walton, effective October 21, 2013, which included his appointment to the position of President and Chief Executive Officer. The amended and restated employment agreements are substantially similar to the agreements previously in effect, except as previously described in the section of our Compensation Discussion and Analysis titled "—Elements of Compensation—Employment Agreements." The severance and change in control benefits provided by the employment agreements with the named executive officers are described below in the section titled "—Potential Payments Upon Termination or Change in Control—Employment Agreements."

Phantom Unit Awards

        On September 30, 2010, the compensation committee approved a grant of phantom units under the LTIP to each of the named executive officers in connection with our IPO. All phantom units vested in equal one-sixth increments over a 36-month period (i.e., approximately 16.6% vested at each six month anniversary of the date of grant, so that the phantom units were 100% vested on October 5, 2013), provided the named executive officer remained an employee continuously from the date of grant through the applicable vesting date.

        Certain named executives received discretionary awards of phantom units in 2013 and 2012 in respect of fiscal 2012 and 2011 performance, respectively. These phantom unit awards vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant, so that the phantom units will be 100% vested in early 2016 and 2015, respectively), provided the named executive officer remains an employee continuously from the date of grant through the applicable vesting date. The phantom units will become fully vested upon a change in control or if the named executive officer's employment is terminated due to disability or death. In addition, if the named executive officer's employment is terminated by us without cause or by the executive for good reason, the vesting of those phantom units scheduled to vest in the 12 month period following such termination will be accelerated to the officer's termination date. While a named executive officer holds unvested phantom units, he is entitled to receive DER credits that will be paid in cash upon vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited).

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2013.

	Unit Awards
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
David G. Zatezalo	1,525	$17,355
Christopher I. Walton	3,644	$41,469
Richard A. Boone	6,158	$70,078
Reford C. Hunt	2,936	$33,412
Whitney C. Kegley	2,135	$24,296

(1)
The vesting schedule applicable to these outstanding phantom units is described above under "Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table." Approximately one-third of the phantom units granted in 2013 vested on March 1, 2014 and the remaining units vest in equal installments on March 1, 2015 and March 1, 2016, provided that the named executive officer remains continuously employed through each such date. Approximately one-third of the phantom units granted in 2012 vested on March 1, 2013 and another one-third vested on March 1, 2014. The remaining units vest on March 1, 2015, provided that the named executive officer remains continuously employed through such date.

(2)
This column represents the closing price of our common units on December 31, 2013 (the last trading day in 2013), which is $11.38, multiplied by the number of phantom units outstanding.

Option Exercises and Units Vested

        The following table sets forth information concerning equity awards for the named executive officers that vested during the year ended December 31, 2013.

	Unit Awards
Name	Number of Units Acquired Upon Vesting (#)	Value of Units Realized Upon Vesting ($)(1)
David G. Zatezalo	24,390	$317,314
Christopher I. Walton	805	$10,888
Richard A. Boone	9,145	$120,032
Reford C. Hunt	877	$11,900
Whitney C. Kegley	—	$—

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

Employment Agreements

        Under the employment agreements with Messrs. Zatezalo, Walton, Boone and Hunt and the employment agreement with Ms. Kegley, if the employment of the executive is terminated by us for "cause," by the executive voluntarily without "good reason," (or, with respect to Ms. Kegley, voluntarily for any reason or no reason whatsoever) or due to the executive's "disability," then the executive, as applicable, will be entitled to receive his earned but unpaid base salary, payment with respect to accrued but unpaid vacation days, all benefits accrued and vested under any of our benefit plans, and reimbursement for any properly incurred business expenses (collectively, the "accrued obligations"). In addition to the foregoing, in the event the employment of Mr. Zatezalo, Mr. Walton or Mr. Boone is terminated by us without "cause" or by the executive for "good reason," the executive shall receive a lump sum cash payment equal to twelve months' worth of his base salary (unless, in the case of Mr. Zatezalo, his employment terminates during the initial two-year term, in which case he will be entitled to receive a lump sum cash payment equal to his base salary for the lesser of (i) the remainder of the initial term or (ii) 12 months), in each case, subject to the executive's timely execution and delivery (and nonrevocation) of a release agreement for our benefit. Mr. Walton is also entitled to continue family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of twelve months or the date he becomes covered under a new employer's plan. In the event of the death of Mr. Zatezalo, Mr. Walton or Mr. Boone, their estate will be entitled to receive the accrued obligations and a pro-rated annual discretionary bonus. Messrs. Zatezalo, Walton and Boone are subject to certain confidentiality, non-compete and non-solicitation provisions contained in their respective employment agreements. The confidentiality covenants are perpetual, while the non-compete and non-solicitation covenants apply during the term of the employment agreement and for one year following the executive's termination for any reason (two years following the executive's termination for any reason in the case of the non-solicitation covenant for Messrs. Zatezalo and Boone and 18 months for Mr. Walton).

        For purposes of the agreements with Messrs. Zatezalo, Walton and Boone, the terms listed below have been defined as follows:

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

  •
  "good reason" means, without the executive's express written consent, (a) the assignment to the executive of duties inconsistent in any material respect with those of the executive's position (including status, office, title, and reporting requirements), or any other diminution in any material respect in such position, authority, duties or responsibilities, (b) a reduction in base salary, (c) a reduction in the executive's welfare, qualified retirement plan or paid time off benefits, other than a reduction as a result of a general change in any such plan or (d) any purported termination of the executive's employment under the employment agreement other than for "cause," death or "disability". The executive must give notice of the event alleged to constitute "good reason" within six months of its occurrence and we have 30 days upon receipt of the notice to cure the alleged "good reason" event.

        Under the employment agreements with Mr. Hunt and Ms. Kegley, if their employment is terminated by us without "cause" (or if Mr. Hunt resigns for "good reason"), Mr. Hunt is entitled to receive a lump sum payment equal to twelve months' worth of his base salary and continued family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of twelve months or the date he becomes covered under a new employer's plan while Ms. Kegley is entitled to receive a lump sum payment equal to six months' worth of her base salary and continued family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of six months or the date she becomes covered under a new employer's plan. Mr. Hunt and Ms. Kegley are subject to certain confidentiality, non-compete and non-solicitation provisions contained in their employment agreements. The confidentiality covenants are perpetual, while the non-compete covenants apply during the terms of the employment agreements and for one year following termination of employment (except that the non-compete covenant applies for only six months following Ms. Kegley's termination by us with or without "cause"). The non-solicitation period runs until the end of the six month period following the end of the applicable non-compete period.

        For purposes of the agreements with Mr. Hunt and Ms. Kegley, "cause" means (1) the commission by executive of an act of dishonesty or fraud against us, (2) a breach of the executive's obligations under the employment agreement and failure to cure such breach within five days after written notice from us, (3) executive is indicted for or convicted of a crime involving moral turpitude or (4) executive materially fails or neglects to diligently perform his duties and "disability" (and, with respect to Mr. Hunt, "good reason") has the same meaning described above with respect to the employment agreements with Messrs. Zatezalo, Walton and Boone.

LTIP Phantom Unit Awards

        Messrs. Walton, Boone, and Hunt and Ms. Kegley hold outstanding awards of phantom units under the LTIP as previously described in the section above titled "—Compensation Discussion and Analysis—Long-Term Incentive Compensation." The vesting of the phantom units will accelerate in full upon a "change of control" or the named executive officer's termination due to death or "disability." In addition, upon a termination of the executive by us without cause or by the executive for a good reason, the vesting of those phantom units scheduled to vest in the 12-month period following such termination will be accelerated to such termination date. For this purpose, "good reason" has the meaning set forth above and "cause" has the meaning set forth in the respective employment agreement of the named executive officer, except that with respect to Mr. Hunt and Ms. Kegley, "cause" has the meaning set forth in the employment agreements of Messrs. Walton and Boone. A "change of control" will be deemed to have occurred if: (i) any person or group, other than Wexford Capital, our general partner or an affiliate of either, becomes the owner of more than 50% of the voting power of the voting securities of either us or our general partner; or (ii) upon the sale or other disposition by either us or our general partner of all or substantially all of its assets, whether in a single or series of related transactions, to one or more parties (other than Wexford Capital, our general partner or an affiliate of either). A "disability" is any illness or injury for which the named executive officer will be entitled to benefits under the long-term disability plan of our general partner.

Quantification of Payments

        The table below discloses the amount of compensation and/or benefits due to Messrs. Zatezalo, Walton, Boone and Hunt and Ms. Kegley in the event of their termination of employment under certain specified circumstances and/or upon the occurrence of a change in control. The amounts disclosed assume (i) such termination or change in control was effective on December 31, 2013, taking into account the arrangements described above and the salary and bonus rates in effect for the named executive officers for fiscal 2013, and (ii) that the price per common unit was $11.38, which was the closing price of our common units on December 31, 2013 (the last trading day in 2013). The table excludes amounts accrued through fiscal 2013 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and benefits generally available to all our salaried employees. The amounts below constitute estimates of the amounts that would be paid to the named executive officers upon their respective terminations and/or upon a change in control under such arrangements. The actual amounts to be paid out are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated or a change in control actually occurs. Therefore, such amounts should be considered "forward-looking statements".

Name	Change in Control	Termination without Cause	Disability or Death	Resignation with Good Reason
David Zatezalo
Cash Payment	$—	$135,000	$—	$135,000
Accelerated Equity Vesting	$17,355	$17,355	$17,355	$17,355

Total	$17,355	$152,355	$17,355	$152,355
Christopher Walton
Cash Payment	$—	$440,000	$660,000	$440,000
Accelerated Equity Vesting	$41,469	$15,340	$41,469	$15,340

Total	$41,469	$455,340	$701,469	$455,340
Richard Boone
Cash Payment	$—	$315,000	$236,250	$315,000
Accelerated Equity Vesting	$70,078	$27,210	$70,078	$27,210

Total	$70,078	$342,210	$306,328	$342,210
Reford Hunt
Cash Payment	$—	$245,000	$—	$245,000
Accelerated Equity Vesting	$33,412	$12,916	$33,412	$12,916

Total	$33,412	$257,916	$33,412	$257,916
Whitney Kegley
Cash Payment	$—	$95,000	$—	$—
Accelerated Equity Vesting	$24,296	$8,103	$24,296	$8,103

Total	$24,296	$103,103	$24,296	$8,103

(1)
The accelerated vesting of phantom units is based upon the closing price of our common units on December 31, 2013 (the last trading day in 2013), which is $11.38, multiplied by the number of phantom units that would vest upon the occurrence of the event indicated.

Director Compensation

        We provide compensation to the directors (including the directors who are principals of Wexford Capital) of the board of directors of our general partner, including a $20,000 annual base director fee and a grant of that number of common units having a grant date value of approximately $25,000 (based on the preceding 10-day average price per unit), 25% of which vest on the grant date and 75% of which are restricted units that vest one-third on the first day of each of the first three calendar quarters that begin following the grant date (with vesting to be accelerated upon the director's death or disability, if a non-Wexford director, and for all of the directors, on a change of control (as defined in the LTIP)). Distributions made on a restricted unit are held by our general partner (without interest) and vest or are forfeited when the restricted unit vests or is forfeited, as applicable. In addition, the chairs of the audit committee and conflicts committee receive a $15,000 fee, the chair of any other committee (including the compensation committee) receives a $10,000 fee, audit committee and conflicts committee members receive a $10,000 fee and the other committee members receive a $5,000 fee, for their service in such roles each year. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees, and each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law. Wexford Capital does not receive compensation from us for conducting our business or managing our operations.

        The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2013. The restricted unit award granted to Mr. Zatezalo in connection with his appointment as Chairman of the board of directors of our general partner is disclosed in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)	Total ($)
Mark D. Zand(3)	$30,000	$25,006	$—	$55,006
Arthur H. Amron(3)	$20,000	$25,006	$—	$45,006
Joseph M. Jacobs(3)	$20,000	$25,006	$—	$45,006
Douglas Lambert(4)	$40,000	$25,006	$—	$65,006
Jay L. Maymudes(3)	$25,000	$25,006	$—	$50,006
Mark L. Plaumann(4)	$50,000	$25,006	$—	$75,006
Kenneth A. Rubin(3)	$20,000	$25,006	$—	$45,006
James F. Tompkins	$40,000	$25,006	$—	$65,006

(1)
Includes annual base director fee, committee membership fees, and committee chair fees for each non-employee director as more fully explained in the preceding paragraphs.

(2)
The amounts reported in the "Unit Awards" column reflect the aggregate grant date fair value of the awards granted under the LTIP in fiscal 2012, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for fiscal 2013 for additional detail regarding assumptions underlying the value of these equity awards. As of December 31, 2013, each director held 1,525 outstanding restricted units.

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

(4)
Messrs. Lambert and Plaumann have agreed or are obligated to transfer all or a portion of the compensation payable to them for their service on the board of directors of our general partner. Accordingly, as directed by Messrs. Lambert and Plaumann, the restricted units granted in respect of their service in fiscal 2013 were issued to entities in which they hold equity interests rather than to Messrs. Lambert and Plaumann individually.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

        The following table sets forth the beneficial ownership of common units and subordinated units as of March 7, 2014 of Rhino Resource Partners LP for:

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Rhino Energy Holdings LLC(1)(3)(4)	6,010,265	36.0%	8,597,487	69.4%	50.2%
Charles E. Davidson(1)(2)(3)(4)(5)	7,126,545	42.7%	10,151,520	81.9%	59.4%
Joseph M. Jacobs(1)(2)(3)(4)	6,780,767	40.7%	9,656,894	77.9%	56.5%
Wexford Capital LP(1)(2)(3)(4)	6,639,801	39.8%	9,455,252	76.3%	55.4%
Wexford GP LLC(1)(2)(3)(4)	6,639,801	39.8%	9,455,252	76.3%	55.4%
Mark D. Zand	14,493	*	20,729	—	*
David G. Zatezalo	57,541	*	—	—	*
Richard A. Boone	22,064	*	—	—	*
Christopher I. Walton	2,247	*	—	—	*
Reford C. Hunt	1,272	*	—	—	*
Whitney C. Kegley	451	*	—	—	*
Jay L. Maymudes	14,613	*	20,903	*	*
Arthur H. Amron	12,199	*	17,447	*	*
Kenneth A. Rubin	8,914	*	12,754	*	*
Mark L. Plaumann(6)	6,458	*	682	*	*
Douglas Lambert(6)	5,981	*	—	—	*
James F. Tompkins(6)	5,981	*	—	—	*
All executive officers and directors as a group (13 persons)	6,932,981	41.6%	9,729,409	78.5%	57.3%

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

(2)
599,631 common units and 857,765 of the subordinated units shown as beneficially owned by each of Charles E. Davidson, Joseph M. Jacobs, Wexford GP LLC and Wexford Capital, reflect common units and subordinated units owned of record by Rhino Resource Holdings LLC ("RRH"). Wexford Capital serves as manager for RRH and as such may be deemed to share beneficial ownership of the units beneficially owned by RRH, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interest. Wexford GP, as the general partner of Wexford, may be deemed to share beneficial ownership of the units beneficially owned by RRH, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interest. Messrs. Davidson and Jacobs, as the controlling persons of Wexford GP, may be deemed to share beneficial ownership of any units beneficially owned by RRH for which Wexford serves as manager, but disclaim such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interest.

(3)
The compensation we pay our non-executive directors includes an annual grant of common units having a grant date value of approximately $25,000, which are subject to the terms and conditions set forth in our LTIP. See "Item 11. Executive Compensation—Director Compensation." The annual grant on October 4, 2013 included a total of 10,165 common units granted to five Wexford Capital affiliated directors of our general partner on behalf of Wexford Capital. These units vest as follows: 2,540 units vested on the grant date, 2,540 units vested on January 1, 2014, 2,540 units will vest on April 1, 2014 and 2,545 units will vest on July 1, 2014. The units are reflected in the table above as beneficially owned by Wexford Capital, Wexford GP, as general partner of Wexford Capital, and Messrs. Davidson and Jacobs, as the controlling persons of Wexford GP. Wexford Capital, Wexford GP and Messrs. Davidson and Jacobs each disclaim beneficial ownership of these units to the extent such beneficial ownership exceeds their respective pecuniary interests.

(4)
The address for this person or entity is 411 West Putnam Avenue, Greenwich, Connecticut 06830.

(5)
Includes 486,744 common and 696,268 subordinated units held by CD Holding Company, LLC, for which Mr. Davidson is the sole managing member, and the common and subordinated units owned of record by Mr. Davidson's Roth IRA.

(6)
Each of these three non-executive directors received an annual grant of 2,033 units on October 4, 2013 pursuant to the LTIP. These units vest as follows: 25% of the units vested upon the grant, 25% vested on January 1, 2014, and the remaining 50% vest ratably on April 1, 2014 and July 1, 2014.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2013	Weighted-average exercise price of outstanding options, warrants and rights		Number of units remaining available for future issuance under equity compensation plans as of December 31, 2013 (excluding units reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans not approved by unitholders(1):
Long-Term Incentive Plan	41,002	n/a	(2)	2,289,869

(1)
Adopted by the board of directors of our general partner in connection with our IPO.

(2)
To date, only phantom and restricted and unrestricted units have been granted under the Long-Term Incentive Plan.

        For more information relating to our Long-Term Incentive Plan and the unit awards granted thereunder, please see Note 14 of the consolidated financial statements included elsewhere in this annual report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        As of March 7, 2014, Wexford owned 7,317,730 common units and 10,424,995 subordinated units representing approximately 61.0% of our units, owns and controls our general partner, and has appointed all of the directors of our general partner, which maintains its 2.0% general partner interest as well as the incentive distribution rights representing a limited partner interest in us.

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

        During 2013, Wexford received distributions of approximately $1.0 million on the 2.0% general partner interest and approximately $13.0 million on its common units. No distributions were paid on subordinated units during 2013.

        On February 14, 2014, Wexford received a distribution for the fourth quarter of 2013 of approximately $0.3 million on the 2.0% general partner interest and approximately $3.3 million on its common units. No distribution was paid on the subordinated units.

        From time to time, employees from Wexford perform legal, consulting, and advisory services for us and we incur expenses related to these services. Please see Note 19 of our consolidated financial statements included elsewhere in this annual report for the amounts paid to Wexford for these services during the years ended December 31, 2013, 2012 and 2011.

Agreements with Affiliates

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

        Our initial position in the Utica Shale consisted of a 10.8% net interest in approximately 80,000 gross acres. During the third quarter of 2012, we completed an exchange of our initial 10.8% position for a pro rata interest in 125,000 gross acres under lease by Gulfport and an affiliate of Wexford Capital. Also during the third quarter of 2012, our position was adjusted to a 5% net interest in the 125,000 gross acres, or approximately 6,250 net acres. As of December 31, 2013, our Utica Shale position consisted of our 5% net interest in a total portfolio of approximately 152,300 gross acres, or approximately 7,615 net acres. In addition, per the joint operating agreement completed between us, Gulfport and an affiliate of Wexford Capital, we have funded our proportionate share of drilling costs to Gulfport for wells being drilled on our acreage. During the year ended December 31, 2013, we funded approximately $23.3 million of drilling costs that are included in Oil and natural gas properties in our consolidated statements of financial position as of December 31, 2013. We recognized approximately $5.6 million and $0.2 million, respectively, of revenue on our Utica Shale investment during the years ended December 31, 2013 and 2012. In February 2014, we signed a binding letter of intent to sell our entire Utica Shale joint interest investment to Gulfport for $185 million, which is subject to customary closing conditions.

  Muskie Proppants LLC

        In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppants LLC ("Muskie"), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. During the year ended December 31, 2013, we made capital contributions to Muskie of approximately $0.5 million based upon our proportionate ownership percentage. In addition, during the year ended December 31, 2013, we provided a loan based upon our ownership share to Muskie in the amount of $0.2 million that remained outstanding as of December 31, 2013.We recorded our proportionate portion of operating losses for 2013 and 2012, approximately $0.5 million and $0.3 million, respectively, for Muskie.

  Timber Wolf Terminals LLC

        In March 2012, we made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf Terminals LLC ("Timber Wolf"), with affiliates of Wexford Capital. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was our proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during 2013 and 2012.

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

Item 14.    Principal Accounting Fees and Services.

        The firm of Ernst & Young LLP is our independent registered public accounting firm for the 2013 year. The firm of Deloitte & Touche LLP was our independent registered public accounting firm for the 2012 year. Fees paid to Ernst & Young LLP and Deloitte & Touche LLP during the last two fiscal years were as follows.:

	2013	2012
	(in thousands)
Ernst & Young LLP
Audit fees(1)	$724	$—
Audit related fees	2	—
Tax fees(2)	8	20

Total	$734	$20

Deloitte & Touche LLP
Audit fees(1)	$72	$945
Tax fees(2)	—	—

Total	$72	$945

(1)
Expenditures classified as "Audit fees" above include those related to both Ernst & Young LLP's and Deloitte and Touche LLP's audit of our consolidated financial statements and work performed in connection with our follow-on offering in 2013.

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

(a)
(1)     Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

(2)
Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)
Exhibits

 EXHIBIT LIST

Exhibit Number		Description
3.1		Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2		Second Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of October 26, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on November 1, 2010

4.1		Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

10.1	†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.2	†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.3	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are not Principals of Wexford), incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.4	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are Principals of Wexford), incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.5	†*	Amended and Restated Employment Agreement of David G. Zatezalo effective as of October 20, 2013.

10.6	†	Amended and Restated Employment Agreement of Richard A. Boone dated May 31, 2011, incorporated by reference to Exhibit 10.17 of the Registration Statement on Form S-1 (File No. 333-175138), filed on June 24, 2011

10.7	†	Amended and Restated Employment Agreement of R. Chad Hunt dated September 8, 2011, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892) filed on September 13, 2011

10.8	†*	Amended and Restated Employment Agreement of Christopher I. Walton effective as of October 20, 2013

10.9	†*	Amended and Restated Employment Agreement of Whitney C. Kegley effective as of July 16, 2012

Exhibit Number		Description
10.10		Amended and Restated Credit Agreement, dated July 29, 2011 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank N.A., as Syndication agent, Raymond James Bank, FSB, Wells Fargo Bank, national Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on August 4, 2011

10.11		First Amendment to Amended and Restated Credit Agreement, dated April 18, 2013 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on April 19, 2013

21.1	*	List of Subsidiaries of Rhino Resource Partners LP

23.1	*	Consent of Ernst & Young LLP

23.2	*	Consent of Deloitte & Touche LLP

23.3	*	Consent of Cardno MM&A

23.4	*	Consent of John T. Boyd Company

23.5	*	Consent of Ryder Scott Company, LP

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1	*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2012 and the three months ended December 31, 2012

99.1	*	Report of Ryder Scott Company, LP

101.INS	§	XBRL Instance Document

101.SCH	§	XBRL Taxonomy Extension Schema Document

101.CAL	§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	§	XBRL Taxonomy Definition Linkbase Document

101.LAB	§	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number		Description
101.PRE	§	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 14, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER I. WALTON Christopher I. Walton	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2014
/s/ RICHARD A. BOONE Richard A. Boone	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014
/s/ DAVID G. ZATEZALO David G. Zatezalo	Director	March 14, 2014
/s/ MARK D. ZAND Mark D. Zand	Director	March 14, 2014
/s/ ARTHUR H. AMRON Arthur H. Amron	Director	March 14, 2014
/s/ JAY L. MAYMUDES Jay L. Maymudes	Director	March 14, 2014

Signature	Title	Date

/s/ KENNETH A. RUBIN Kenneth A. Rubin	Director	March 14, 2014
/s/ JOSEPH M. JACOBS Joseph M. Jacobs	Director	March 14, 2014
/s/ MARK L. PLAUMANN Mark L. Plaumann	Director	March 14, 2014
/s/ DOUGLAS LAMBERT Douglas Lambert	Director	March 14, 2014
/s/ JAMES F. TOMPKINS James F. Tompkins	Director	March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
the Managing General Partner
and the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited the accompanying consolidated statement of financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rhino Resource Partners LP's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Louisville, Kentucky
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
the Managing General Partner
and the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited the accompanying consolidated statement of financial position of Rhino Resource Partners LP and subsidiaries (the "Partnership") as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, partners' capital, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Cincinnati,
Ohio March 8, 2013
(March 14, 2014 as to the accounting for black lung obligations in Note 12 and changes in segment reporting in Note 21)

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423	$461
Accounts receivable, net of allowance for doubtful accounts ($0 as of December 31, 2013 and 2012)	25,915	33,560
Inventories	18,580	18,743
Advance royalties, current portion	179	187
Prepaid expenses and other	4,572	4,323

Total current assets	49,669	57,274

PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	733,284	683,669
Less accumulated depreciation, depletion and amortization	(252,797)	(219,709)

Net property, plant and equipment	480,487	463,960

Advance royalties, net of current portion	5,580	4,506
Investment in unconsolidated affiliates	21,243	23,224
Intangible assets, net	1,148	1,228
Other non-current assets	9,640	9,684

TOTAL	$567,767	$559,876

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,951	$18,030
Accrued expenses and other	20,567	22,178
Current portion of long-term debt	1,024	2,350
Current portion of asset retirement obligations	1,614	2,255
Current portion of postretirement benefits	334	227

Total current liabilities	46,490	45,040

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	170,022	161,199
Asset retirement obligations, net of current portion	32,878	30,748
Other non-current liabilities	16,220	16,575
Postretirement benefits, net of current portion	5,786	6,520

Total non-current liabilities	224,906	215,042

Total liabilities	271,396	260,082

COMMITMENTS AND CONTINGENCIES (NOTE 15)
PARTNERS' CAPITAL:
Limited partners	283,339	287,060
General partner	10,801	11,303
Accumulated other comprehensive income	2,231	1,431

Total partners' capital	296,371	299,794

TOTAL	$567,767	$559,876

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Coal sales	$236,601	$304,568	$333,876
Freight and handling revenues	2,159	6,357	5,750
Other revenues	39,131	41,066	27,595

Total revenues	277,891	351,991	367,221
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	201,042	247,783	267,603
Freight and handling costs	1,294	5,833	4,329
Depreciation, depletion and amortization	42,609	41,370	36,325
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	19,800	20,442	21,815
Asset impairment loss	1,667	—	—
(Gain) on sale/disposal of assets, net	(10,359)	(4,890)	(3,172)

Total costs and expenses	256,053	310,538	326,900

INCOME FROM OPERATIONS	21,838	41,453	40,321

INTEREST AND OTHER INCOME (EXPENSE):
Interest expense and other	(7,898)	(7,767)	(6,062)
Interest income and other	207	92	51
Equity in net (loss)/income of unconsolidated affiliates	(4,729)	5,757	2,988

Total interest and other (expense)	(12,420)	(1,918)	(3,023)

INCOME BEFORE INCOME TAXES	9,418	39,535	37,298
INCOME TAXES	—	—	—

NET INCOME	9,418	39,535	37,298

Other comprehensive income—
Change in actuarial gain under ASC Topic 815	800	(917)	1,723

COMPREHENSIVE INCOME	$10,218	$38,618	$39,021

General partner's interest in net income	$188	$790	$746
Common unitholders' interest in net income	$5,217	$21,422	$19,205
Subordinated unitholders' interest in net income	$4,013	$17,323	$17,347
Net income per limited partner unit, basic:
Common units	$0.33	$1.40	$1.40
Subordinated units	$0.32	$1.40	$1.40
Net income per limited partner unit, diluted:
Common units	$0.33	$1.40	$1.40
Subordinated units	$0.32	$1.40	$1.40
Distributions paid per limited partner unit(1)	$1.78	$1.85	$1.8108
Weighted average number of limited partner units outstanding, basic:
Common units	15,751	15,331	13,725
Subordinated units	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	15,760	15,335	13,744
Subordinated units	12,397	12,397	12,397

(1)
No distributions were paid on the subordinated units during 2013 or for the three months ended June 30, 2012, September 30, 2012 and December 31, 2012.

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(In thousands)

	Limited Partner
	Common		Subordinated			Accumulated Other Comprehensive Income/(Loss)
					General Partner Capital		Total Partners' Capital
	Units	Capital	Units	Capital
BALANCE—December 31, 2010	12,400	$133,968	12,397	$98,313	$10,323	$625	$243,229
Net income	—	19,205	—	17,347	746	—	37,298
Distributions to unitholders and general partner	—	(25,215)	—	(22,449)	(972)	—	(48,636)
General partners' contributions	—	—	—	—	1,450	—	1,450
Offering of common units	2,875	66,916	—	—	—	—	66,916
Offering costs	—	(560)	—	(9)	—	—	(569)
Equity-based compensation	—	(241)	—	—	—	—	(241)
Issuance of units under LTIP	36	767	—	—	—	—	767
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	1,723	1,723

BALANCE—December 31, 2011	15,311	$194,840	12,397	$93,202	$11,547	$2,348	$301,937

Net income	—	21,422	—	17,323	790	—	39,535
Distributions to unitholders and general partner	—	(28,470)	—	(11,901)	(1,047)	—	(41,418)
General partners' contributions	—	—	—	—	13	—	13
Offering costs	—	(7)	—	—	—	—	(7)
Issuance of units under LTIP	39	651	—	—	—	—	651
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	(917)	(917)

BALANCE—December 31, 2012	15,350	$188,436	12,397	$98,624	$11,303	$1,431	$299,794

Net income	—	5,217	—	4,013	188	—	9,418
Distributions to unitholders and general partner	—	(28,119)	—	—	(1,020)	—	(29,139)
General partners' contributions	—	—	—	—	330	—	330
Offering of common units	1,265	14,788	—	—	—	—	14,788
Offering costs	—	(214)	—	—	—	—	(214)
Issuance of units under LTIP	45	594	—	—	—	—	594
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	800	800

BALANCE—December 31, 2013	16,660	$180,702	12,397	$102,637	$10,801	$2,231	$296,371

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,418	$39,535	$37,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,609	41,370	36,325
Accretion on asset retirement obligations	2,356	1,896	1,956
Accretion on interest-free debt	57	222	210
Amortization of deferred revenue	(1,553)	(929)	(532)
Amortization of advance royalties	270	244	1,104
Amortization of debt issuance costs	1,295	1,075	1,043
Amortization of actuarial gain	(145)	(295)	—
Provision for doubtful accounts	—	—	(19)
Equity in net loss/(income) of unconsolidated affiliates	4,729	(5,757)	(2,988)
Distributions from unconsolidated affiliate	—	2,958	3,351
Loss on retirement of advance royalties	182	100	79
(Gain) on sale/disposal of assets—net	(10,359)	(4,878)	(3,172)
Loss on impairment of assets	1,667	—	—
Equity-based compensation	605	873	727
Changes in assets and liabilities:
Accounts receivable	7,441	6,465	(7,253)
Inventories	163	(3,114)	6
Advance royalties	(1,517)	(1,687)	(905)
Prepaid expenses and other assets	(1,395)	1,341	(115)
Accounts payable	(2,036)	(5,540)	4,435
Accrued expenses and other liabilities	(135)	6,497	(643)
Asset retirement obligations	(2,240)	(1,108)	(4,722)
Postretirement benefits	318	476	731

Net cash provided by operating activities	51,730	79,744	66,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(54,522)	(61,772)	(91,856)
Proceeds from sales/recoveries of property, plant, and equipment	12,489	5,479	3,415
Proceeds from sale of coal properties and related assets and liabilities	—	—	20,000
Principal payments received on notes receivable	—	11,945	5,780
Cash paid from issuance of notes receivable	(205)	(11,945)	(5,780)
Changes in restricted cash	1,079	3	34
Investment in unconsolidated affiliates	(2,749)	(2,114)	—
Acquisitions of coal companies and other properties	—	—	(119,617)

Net cash used in investing activities	(43,908)	(58,404)	(188,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	185,300	212,300	338,200
Repayments on line of credit	(175,510)	(192,050)	(229,670)
Proceeds from issuance of long-term debt	—	2,973	1,379
Repayments on long-term debt	(2,350)	(2,994)	(3,550)
Payments on debt issuance costs	(980)	—	(3,758)
Proceeds from issuance of common units, net of underwriting costs	14,788	—	66,916
Payment of offering costs	(214)	(7)	(569)
Net settlement of withholding taxes on employee unit awards vesting	(85)	(145)	(281)
General partner's contributions	330	13	1,450
Distributions to unitholders	(29,139)	(41,418)	(48,636)

Net cash (used in) provided by financing activities	(7,860)	(21,328)	121,481

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38)	12	373
CASH AND CASH EQUIVALENTS—Beginning of period	461	449	76

CASH AND CASH EQUIVALENTS—End of period	$423	$461	$449

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. ORGANIZATION AND BASIS OF PRESENTATION

        Organization—Rhino Resource Partners LP and subsidiaries (the "Partnership") is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the "Predecessor" or the "Operating Company"). The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the initial public offering ("IPO") date of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The Partnership also had one underground mine located in Colorado that was permanently idled at the end of 2013 (see Note 6 for further discussion). The majority of the Partnership's sales are made to electric utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Partnership manages and leases coal properties and collects royalties from such management and leasing activities. In addition to the Partnership's coal operations, the Partnership has invested in oil and natural gas mineral rights and operations that began to generate revenues in early 2012.

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

Follow-on Offerings

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Partner of approximately $1.4 million, to repay approximately $67.8 million of outstanding indebtedness under the Partnership's credit facility.

        On September 13, 2013, the Partnership completed a public offering of 1,265,000 common units, representing limited partner interests in the Partnership, at a price of $12.30 per common unit. Of the common units issued, 165,000 units were issued in connection with the exercise of the underwriter's option to purchase additional units. Net proceeds from the offering were approximately $14.6 million, after deducting underwriting discounts and offering expenses of approximately $1.0 million. The Partnership used the net proceeds from this offering, and a related capital contribution by the General Partner of approximately $0.3 million, to repay approximately $14.9 million of outstanding indebtedness under the Partnership's credit facility.

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

        Concentrations of Credit Risk.    See Note 17 for discussion of major customers. The Partnership does not require collateral or other security on accounts receivable. The credit risk is controlled through credit approvals and monitoring procedures.

        Cash and Cash Equivalents.    The Partnership considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

        Inventories.    Inventories are stated at the lower of cost, based on a three month rolling average, or market. Inventories primarily consist of coal contained in stockpiles.

        Advance Royalties.    The Partnership is required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments may be recoupable once mining begins on the leased property. The Partnership capitalizes the recoupable minimum royalty payments and amortizes the deferred costs once mining activities begin on the units-of-production method or expenses the deferred costs when the Partnership has ceased mining or has made a decision not to mine on such property.

        Note Receivable.    At various times during 2012, the Partnership loaned to Rhino Eastern LLC ("Rhino Eastern"), a joint venture with an affiliate of Patriot Coal Corporation ("Patriot"), approximately $11.9 million that was recorded as notes receivable, which bear interest at a fixed rate of

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

10%. The notes were fully repaid as of December 31, 2012. The Partnership did not provide any loans to Rhino Eastern during 2013.

        During 2013, the Partnership provided a loan based upon its ownership share to Muskie Proppant LLC ("Muskie") in the amount of $0.2 million that remained outstanding as of December 31, 2013. Muskie is a joint venture established in 2012 with affiliates of Wexford Capital, which was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. The note bears interest at a rate equal to the lesser of (a) the prime interest rate plus 2.5% per annum, or (b) the maximum rate of interest permitted by applicable law.

        Property, Plant and Equipment.    Property, plant, and equipment, including coal properties, oil and natural gas properties, mine development costs and construction costs, are recorded at cost, which includes construction overhead and interest, where applicable. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Mining and other equipment and related facilities are depreciated using the straight-line method based upon the shorter of estimated useful lives of the assets or the estimated life of each mine. Coal properties, as well as oil and natural gas properties, are depleted using the units-of-production method, based on estimated proven and probable reserves. Mine development costs are amortized using the units-of-production method, based on estimated proven and probable reserves. The Partnership assumes zero salvage values for its property, plant and equipment when depreciation and amortization are calculated. Gains or losses arising from sales or retirements are included in current operations.

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

        For the Partnership's oil and natural gas investments, the Partnership uses the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs directly associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Under the full cost method of accounting, the Partnership is required to perform a ceiling test each quarter. The test determines a limit, or cost center ceiling, on the book value of the oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

reserves, based on the 12-month unweighted average of the first-day-of-the-month price during the applicable year, excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized. If the net book value exceeds the ceiling, an impairment or noncash writedown is required. Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties are depleted by an equivalent units-of-production method, converting gas to barrels at the ratio of six Mcf of natural gas to one barrel of oil. No gain or loss is recognized upon the disposal of oil and natural gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proven oil and natural gas reserves. Oil and natural gas properties not subject to amortization are detailed in Note 5. These costs are reviewed quarterly by the Partnership for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and natural gas properties subject to amortization. Factors considered by the Partnership in its impairment assessment include drilling results by the operators on the Partnership's oil and natural gas properties, the terms of oil and natural gas leases not held by production, and available funds for exploration and development.

        Asset Impairments for Coal Properties, Mine Development Costs and Other Coal Mining Equipment and Related Facilities.    The Partnership follows the accounting guidance on the impairment or disposal of property, plant and equipment for its coal mining assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, the Partnership must determine the fair value for the coal mining assets in question in accordance with the applicable fair value accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the coal mining assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations or changes in coal reserve estimates. When that occurs and it is determined that the mine's underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that coal asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. During 2013, the Partnership recorded an impairment loss of $1.7 million related to its McClane Canyon mining complex in Colorado. See Note 6 for more information on this impairment loss. There were no impairment losses recorded during the years ended December 31, 2012 and 2011.

        Debt Issuance Costs.    Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are included in other non-current assets.

        Asset Retirement Obligations.    The accounting guidance for asset retirement obligations addresses asset retirement obligations that result from the acquisition, construction or normal operation of long-lived assets. This guidance requires companies to recognize asset retirement obligations at fair value when the liability is incurred or acquired. Upon initial recognition of a liability, an amount equal to the liability is capitalized as part of the related long-lived asset and allocated to expense over the

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

useful life of the asset. The Partnership has recorded the asset retirement costs for its mining operations in coal properties. In addition, the Partnership has recorded asset retirement costs for its proportionate share of its oil and natural gas investments, which are included in oil and natural gas properties.

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

        The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the Partnership's asset retirement obligations for the year ended December 31, 2013 were calculated with discount rates that ranged from 2.3% to 5.6%. Changes in the asset retirement obligations for the year ended December 31, 2012 were calculated with discount rates that ranged from 3.2% to 5.3%. Changes in the asset retirement obligations for the year ended December 31, 2011 were calculated with discount rates that ranged from 4.2% to 7.0%. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2013 and 2012, and 2.5% for 2011.

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

        The Partnership's black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The actuarial calculations using the service cost method for the Partnership's black lung benefit liability are

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates.

        In addition, the Partnership's liability for traumatic workers' compensation injury claims is the estimated present value of current workers' compensation benefits, based on actuarial estimates. The actuarial estimates for the Partnership's workers' compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates.

        See Note 12 for more information on the Partnership's workers' compensation and black lung liabilities and expense.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

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

        Derivative Financial Instruments.    On occasion, the Partnership uses diesel fuel forward contracts to manage the risk of fluctuations in the cost of diesel fuel. The Partnership's diesel fuel forward contracts qualify for the normal purchase normal sale ("NPNS") exception prescribed by the accounting guidance on derivatives and hedging, based on management's intent and ability to take physical delivery of the diesel fuel. The Partnership did not have any diesel fuel forward contracts as of December 31, 2013.

        Investment in Joint Ventures.    Investments in joint ventures are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, the Partnership's ability to exercise significant influence over the operating and financial policies of the investee and whether the Partnership is determined to be the primary beneficiary of a variable interest entity. Equity investments are recorded at original cost and adjusted periodically to recognize the Partnership's proportionate share of the investees' net income or losses after the date of investment. Any losses from the Partnership's equity method investment are absorbed by the Partnership based upon its proportionate ownership percentage. If losses are incurred that exceed the Partnership's investment in the equity method entity, then the Partnership must continue to record its proportionate share of losses in excess of its investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

        In May 2008, the Operating Company entered into a joint venture, Rhino Eastern, with an affiliate of Patriot to acquire the Eagle mining complex. To initially capitalize the Rhino Eastern joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

joint venture and accounts for the investment in Rhino Eastern and its results of operations under the equity method. The Partnership considers the operations of this entity to comprise a reporting segment ("Eastern Met") and has provided additional detail related to this operation in Note 21, "Segment Information."

        In determining that the Partnership was not the primary beneficiary of the variable interest entity for the years ended December 31, 2013, 2012 and 2011, the Partnership performed a qualitative and quantitative analysis based on the controlling economic interests of the Rhino Eastern joint venture. This included an analysis of the expected economic contributions of the joint venture. The Partnership concluded that it is not the primary beneficiary of Rhino Eastern primarily because of certain contractual arrangements by the joint venture with Patriot and the fact that the Rhino Eastern joint venture is managed by a committee of an equal number of representatives from Patriot and us. Mandatory pro rata additional contributions not to exceed $10 million in the aggregate could be required of the joint venture partners which the Partnership would be obligated to fund based upon its 51% ownership interest.

        As of December 31, 2013 and 2012, the Partnership has recorded its equity method investment of $19.4 million and $21.4 million, respectively, in the Rhino Eastern joint venture as a long-term asset. During 2013, the Partnership contributed additional capital based upon its ownership share to the Rhino Eastern joint venture in the amount of $2.3 million. The Partnership did not contribute any additional capital during 2012. As disclosed in Note 19 "Related Party and Affiliate Transactions", during 2012 and 2011, the Partnership provided loans to Rhino Eastern totaling approximately $11.9 million and $5.8 million, respectively, which were fully repaid as of December 31, 2012 and 2011.

        On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection. Patriot successfully exited bankruptcy in December 2013 and normal operations have continued at the Rhino Eastern joint venture.

        In March 2012, the Partnership made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf Terminals LLC ("Timber Wolf"), with affiliates of Wexford. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was the Partnership's proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during the years ended December 31, 2013 and 2012 and the Partnership will initially include any operating activities of Timber Wolf in its Other category for segment reporting purposes.

        In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC, with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. During 2013, the Partnership contributed additional capital based upon its ownership share to the Muskie joint venture in the amount of $0.5 million. As disclosed in Note 19 "Related Party and Affiliate Transactions", during 2013 the Partnership provided a loan to Muskie totaling approximately $0.2 million which remained outstanding as of December 31, 2013. In addition, the Partnership recorded its proportionate portion of operating losses for 2013 and 2012, approximately $0.5 million and $0.3 million, respectively, for Muskie. As of December 31, 2013 and 2012, the

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

Partnership has recorded its equity method investment of $1.8 million and $1.7 million, respectively, in the Muskie joint venture as a long-term asset. The Partnership initially included Muskie in its Other category for segment reporting purposes, but Muskie is included in the Partnership's Oil and Natural Gas segment beginning with December 31, 2013 reporting. See Note 21 for information on the Partnership's reportable segments.

        Income Taxes.    The Partnership is considered a partnership for income tax purposes. Accordingly, the partners report the Partnership's taxable income or loss on their individual tax returns.

        Loss Contingencies.    In accordance with the guidance on accounting for contingencies, the Partnership records loss contingencies at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss is the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range is recorded. The Partnership discloses information concerning loss contingencies for which an unfavorable outcome is probable. See Note 15, "Commitments and Contingencies," for a discussion of such matters.

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

        Recently Issued Accounting Standards.    In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". This ASU requires preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). The ASU also requires companies to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP (e.g., pension amounts that are included in inventory) is required in the notes. The above information must be presented in one place (parenthetically on the face of the financial statements by income statement line item or in a note). Public companies must provide the information required by the ASU (e.g., changes in AOCI balances and reclassifications out of AOCI) in interim and annual periods. For public companies, the ASU is effective for fiscal years and interim periods within those years beginning after 15 December 2012, or the first quarter of 2013 for calendar-year companies. The Partnership has included the required disclosures of ASU 2013-02 in this Report on Form 10-K and this ASU did not have a material effect on the Partnership.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

3. SUBSEQUENT EVENTS

        On January 21, 2014, the Partnership announced a cash distribution of $0.445 per common unit, or $1.78 per unit on an annualized basis. This distribution was paid on February 14, 2014 to all common unitholders of record as of the close of business on January 31, 2014. No distributions were paid on the subordinated units.

        In January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC ("Blackhawk") of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment completed between the Partnership, Gulfport Energy ("Gulfport") and an affiliate of Wexford Capital (discussed further in Note 4), the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. The Partnership has not completed its accounting analysis for the net proceeds received in this transaction.

        In February 2014, the Partnership signed a binding letter of intent with Gulfport to sell its entire Utica Shale interests for approximately $185 million. The transaction is expected to close by the end of March 2014 subject to customary closing conditions. The Partnership has not completed its accounting analysis for the net proceeds received in this transaction.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (Continued)

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

        The following table presents selected unaudited pro forma financial information for the year ended December 31, 2011. The pro forma information was prepared using Elk Horn's historical financial data and also reflects adjustments based upon assumptions by the Partnership's management to give effect for certain pro forma items that are directly attributable to the acquisition. These pro forma adjustment items include increased depletion expense related to the step-up in basis for the mineral assets acquired and increased interest expense from borrowings incurred to fund the acquisition. The pro forma adjustments for interest expense and earnings per unit reflect the net amount of the additional borrowings incurred by the Partnership in June 2011 to initially fund the acquisition that were partially offset by proceeds from common units issued in a public offering completed in July 2011. Supplemental pro forma revenue, net earnings and earnings per unit disclosures are as follows.

Year ended December 31, 2011
(in thousands)
Revenues:
As reported	$367,221
Pro forma adjustments	9,477

Pro forma revenues	$376,698
Net Income:
As reported	$38,071
Pro forma adjustments	3,129

Pro forma net income	$41,200
Net income per limited partner unit, diluted:
As reported	$1.43
Pro forma adjustments	$0.03

Pro forma net income per limited partner unit	$1.46

Acquisition of Oil and Gas Mineral Rights

        Beginning in 2011, the Partnership and an affiliate of Wexford Capital participated with Gulfport, a publicly traded company, to acquire interests in a portfolio of oil and natural gas leases in the Utica

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (Continued)

Shale. During the year ended December 31, 2011, the Partnership completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio, which consisted of a 10.8% net interest in approximately 80,000 gross acres. During the third quarter of 2012, the Partnership completed an exchange of its initial 10.8% position for a pro rata interest in 125,000 gross acres under lease by Gulfport and an affiliate of Wexford Capital. The non-cash transaction was an exchange of the Partnership's operating interest for the operating interest owned by another party in order to diversify the Partnership's risk in its oil and natural gas investment. Thus, the Partnership determined that the non-cash exchange of the Partnership's ownership interest in the Utica acreage did not result in any gain or loss. Also during the third quarter of 2012, the Partnership's position was adjusted to a 5% net interest in the 125,000 gross acres, or approximately 6,250 net acres. As of December 31, 2013, the Partnership had invested approximately $31.1 million for its pro rata interest in the Utica Shale portfolio of oil and natural gas leases, which consisted of a 5% interest in a total of approximately 152,300 gross acres, or 7,615 net acres. In addition, per the joint operating agreement completed between the Partnership, Gulfport and an affiliate of Wexford Capital, the Partnership has funded its proportionate share of drilling costs to Gulfport for wells being drilled on the Partnership's acreage. For the years ended December 31, 2013 and 2012, the Partnership has funded approximately $23.3 million and $5.3 million, respectively, of drilling costs that are included in Oil and natural gas properties in the Partnership's consolidated statements of financial position. For the year ended December 31, 2013, the Partnership recorded revenue from its Utica Shale investment of approximately $5.6 million in Other revenue and approximately $2.6 million of depletion expense in the Partnership's consolidated statements of operations and comprehensive income. The Partnership recognized an immaterial amount of revenue and depletion expense from its Utica Shale investment for the year ended December 31, 2012. As described in Note 3, in February 2014, the Partnership signed a binding letter of intent to sell its entire Utica Shale joint interest investment to Gulfport for $185 million, subject to customary closing conditions.

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

        The Partnership analyzed the lease agreement and determined that the lease bonus payments represented a conveyance of these oil and natural gas rights, and should be recognized as a component of the Partnership's consolidated statements of operations. This determination was based upon the fact that that the lease agreement did not require the Partnership to perform any future obligations to perform or participate in drilling activities and the lease agreement did not result in any pooling of assets that would be used to perform any future drilling activities. In addition, the entire amount of the lease bonus was recognized as Other revenues since the Partnership's business activities have historically included the leasing of mineral resources, including coal leasing, which have been recorded

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (Continued)

as Other revenues. For the year ended December 31, 2012, the Partnership recorded $7.4 million related to the initial lease bonus payments within Other revenues in the Partnership's Northern Appalachia segment.

        In April 2013, the Partnership closed on an agreement with a third party to sell the 20% royalty interest on its owned 1,232 acres in the Utica Shale for approximately $10.5 million. The sale of the royalty interest resulted in a gain of approximately $10.5 million since the Partnership had no cost basis associated with the royalty interest. This gain is included on the (Gain) on sale/disposal of assets—net line of the Partnership's consolidated statements of operations and comprehensive income.

        In September 2013, the Partnership closed on an agreement with a third party to sell the oil and natural gas mineral rights for approximately 57 acres the Partnership owns in the Utica Shale region in Harrison County, Ohio for approximately $0.6 million. The sale of this acreage resulted in a gain of approximately $0.6 million since the Partnership had no cost basis associated with this property. This gain is included on the (Gain) on sale/disposal of assets—net line of the Partnership's consolidated statements of operations and comprehensive income.

        During the year ended December 31, 2011, the Partnership completed the acquisition of certain oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. The Partnership recorded an immaterial amount of royalty revenue from its Cana Woodford investment during the years ended December 31, 2013 and 2012.

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

        During the third quarter of 2012, the Partnership paid $1.6 million of the $2.0 million that was accrued related to the acquisition since the conditions requiring payment had been met. The remaining balance of $0.4 million was paid in the fourth quarter of 2013 since the conditions requiring payment had been met.

        The coal leases and property are estimated to contain approximately 32.6 million tons of proven and probable coal reserves as of December 31, 2013 that are contiguous to the Green River. The property was initially undeveloped, but fully permitted, and provides the Partnership with access to Illinois Basin coal that is adjacent to a navigable waterway, which could be exported to non-U.S. customers. The Partnership has commenced the construction of a new underground mining operation on this property with production targeted to begin in mid-2014.

        In August 2011, the Partnership purchased non-reserve coal deposits at its Sands Hill operation for approximately $2.5 million, which is estimated to include approximately 2.5 million tons of non-reserve coal deposits.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

4. BUSINESS COMBINATIONS AND OTHER ACQUISITIONS (Continued)

        In June 2011, the Partnership acquired approximately 32,600 acres and associated surface rights in Randolph and Upshur Counties, West Virginia for approximately $7.5 million. These development stage properties are unpermitted and contain no infrastructure. The property is estimated to contain approximately 8.2 million tons of proven and probable underground metallurgical coal reserves as of December 31, 2013.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Other prepaid expenses	$951	$767
Prepaid insurance	1,958	1,895
Prepaid leases	122	121
Supply inventory	1,221	1,219
Deposits	320	321

Total	$4,572	$4,323

6. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2013 and 2012 are summarized by major classification as follows:

		December 31,
	Useful Lives	2013	2012
		(in thousands)
Land and land improvements		$35,078	$34,978
Mining and other equipment and related facilities	2 - 20 Years	304,504	297,615
Mine development costs	1 - 15 Years	73,344	67,045
Coal properties	1 - 15 Years	238,975	240,368
Oil and natural gas properties		62,623	37,720
Construction work in process		18,760	5,943

Total		733,284	683,669
Less accumulated depreciation, depletion and amortization		(252,797)	(219,709)

Net		$480,487	$463,960

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

        The Partnership's proportionate share of oil and natural gas properties not subject to amortization as of December 31, 2013 and 2012 are summarized as follows:

	December 31,
	2013	2012
	(in thousands)
Acquisition costs	$30,430	$32,175
Exploration costs	—	—
Development costs	—	—

Total	$30,430	$32,175

        Depreciation expense for mining and other equipment and related facilities, depletion expense for coal and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$31,886	$32,685	$26,467
Depletion expense for coal properties	5,387	5,784	5,140
Depletion expense for oil and natural gas properties	2,653	96	—
Amortization expense for mine development costs	2,520	2,180	3,322
Amortization expense for intangible assets	80	80	65
Amortization expense for asset retirement costs	83	545	1,331

Total	$42,609	$41,370	$36,325

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

  Sale of Triad Operations

        In August 2012, the Partnership sold the operations and tangible assets of its roof bolt manufacturing company, Triad Roof Support Systems, LLC ("Triad"), to a third party for $0.5 million of cash consideration. As part of the sale, the Partnership retained the rights to certain intellectual property and entered into an exclusive license and option to purchase agreement for this intellectual property with the same third party for potential additional cash consideration. The Partnership has not recorded any portion of this additional consideration since this amount is contingent upon the third party determining the viability of the related intellectual property to their specifications. In connection with the purchase of Triad in 2009, the Partnership had recorded approximately $0.2 million of

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

goodwill. Since the Partnership disposed of the entire operations and fixed assets of the Triad reporting unit, the goodwill was included in the carrying amount of the Triad reporting unit to determine the $0.2 million gain that was recorded on the sale of this reporting unit. This gain is included on the (Gain) on sale/disposal of assets, net line of the Partnership's consolidated statements of operations and comprehensive income.

  Sale of Mining Assets

        In December 2012, the Partnership sold certain non-core mining assets located in Pike County, Kentucky to a third party for approximately $0.2 million. The transaction also extinguished certain liabilities related to the assets sold. In relation to the sale of these assets and extinguishment of liabilities, the Partnership recorded a gain of approximately $0.9 million, which was higher than the sales amount due to the extinguishment of the liabilities. This gain is included on the (Gain) on sale/disposal of assets, net line of the Partnership's consolidated statements of operations and comprehensive income.

        In February 2012, the Partnership sold certain non-core mining assets located in Pike County, Kentucky to a third party for approximately $0.6 million. The transaction also extinguished certain liabilities related to the assets sold. In relation to the sale of these assets and extinguishment of liabilities, the Partnership recorded a gain of approximately $0.9 million, which was higher than the sales amount due to the extinguishment of the liabilities. This gain is included on the (Gain) on sale/disposal of assets, net line of the Partnership's consolidated statements of operations and comprehensive income.

        In August 2011, the Partnership closed on an agreement to sell and assign certain non-core mining assets and related liabilities located in the Phelps, Kentucky area of the Partnership's Tug River mining complex for $20 million. The mining assets included leasehold interests and permits to surface and mineral interests that included steam coal reserves and non-reserve coal deposits. Additionally, the sales agreement includes the potential for additional payments of approximately $8.75 million dependent upon the future issuance of certain permits and the commencement of mining activities by the purchaser. These contingent payments are being accounted for as gain contingencies and will be recognized in the future when and if the contingencies are resolved. The transaction also transfers certain liabilities related to the assets sold. In relation to the sale of these assets and transfer of liabilities, the Partnership recorded a gain of approximately $2.4 million, which is included on the (Gain) on sale/disposal of assets, net line of the Partnership's consolidated statements of operations and comprehensive income.

  Long-Lived Asset Impairment

        During the fourth quarter of 2013, the Partnership's management made a strategic decision to permanently close the mining operations at its McClane Canyon complex in Colorado. Since the McClane Canyon complex had been idled at the end of 2010, the Partnership had been actively marketing the coal from this complex to potential buyers, but had not been able to obtain suitable sales contracts. Due to the unfavorable long-term prospects for the coal market in the Colorado area and to avoid the ongoing costs that were being incurred to temporarily idle this complex, the Partnership's management made the decision to permanently close this operation at the end of 2013. While a portion

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

of the equipment from this operation was relocated to other operating locations, the Partnership incurred an impairment charge of approximately $1.7 million during 2013 related to specific property, plant and equipment, which is included on the Asset impairment loss line of the Partnership's consolidated statements of operations and comprehensive income.

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

        Intangible assets of the Partnership as of December 31, 2013 consisted of the following:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Patent	$728	$207	$521
Developed Technology	78	22	56
Trade Name	184	23	161
Customer List	470	60	410

Total	$1,460	$312	$1,148

        Intangible assets of the Partnership as of December 31, 2012 consisted of the following:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Patent	$728	$164	$564
Developed Technology	78	18	60
Trade Name	184	14	170
Customer List	470	36	434

Total	$1,460	$232	$1,228

        The Partnership considers the patent and developed technology intangible assets to have a useful life of seventeen years.

        In connection with the Elk Horn Acquisition, the Partnership recognized an intangible asset for the trade name valued at $184,000 and a customer list intangible asset valued at $470,000 during 2011. The trade name and customer list intangible assets recognized in the Elk Horn Acquisition do not have any residual value and do not have any renewal or extension terms. The Partnership considers the trade name and customer list intangible assets to have a useful life of twenty years. All of the intangible assets are amortized over their useful life on a straight line basis. Amortization expense for the years ended December 31, 2013, 2012 and 2011 is included in the depreciation, depletion and amortization table included in Note 6.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the consolidated statement of financial position is estimated to be as follows at December 31, 2013:

	Patent	Developed Technology	Trade Name	Customer List	Total
	(in thousands)
2014	$43	$5	$9	$23	$80
2015	43	5	9	23	80
2016	43	5	9	23	80
2017	43	5	9	23	80
2018	43	5	9	23	80

8. OTHER NON-CURRENT ASSETS

        Other non-current assets as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Deposits and other	$1,223	$1,988
Debt issuance costs—net	3,535	3,851
Non-current receivable	4,327	3,829
Note receivable	206	—
Deferred expenses	349	16

Total	$9,640	$9,684

        Debt issuance costs were $9.0 million and $8.0 million as of December 31, 2013 and 2012, respectively. Accumulated amortization of debt issuance costs were $5.5 million and $4.2 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the non-current receivable balance of $4.3 million and $3.8 million, respectively, consisted of the amount due from the Partnership's workers' compensation insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership's insurance policies. See Note 12 for a discussion of the $4.3 million and $3.8 million that is also recorded in the Partnership's other non-current workers' compensation liabilities.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Payroll, bonus and vacation expense	$3,573	$4,086
Non-income taxes	2,750	3,318
Royalty expenses	2,001	2,536
Accrued interest	760	671
Health claims	1,036	1,479
Workers' compensation & pneumoconiosis	1,190	1,784
Deferred revenues	3,592	2,788
Accrued insured litigation claims	2,579	2,783
Other	3,086	2,733

Total	$20,567	$22,178

        The $2.6 million and $2.8 million accrued for insured litigation claims as of December 31, 2013 and 2012, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. This amount is also due from the Partnership's insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership's consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership's results of operations or cash flows.

10. DEBT

        Debt as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$167,040	$157,250
Note payable to H&L Construction Co., Inc.	800	1,560
Other notes payable	3,206	4,739

Total	171,046	163,549
Less current portion	(1,024)	(2,350)

Long-term debt	$170,022	$161,199

        Senior Secured Credit Facility with PNC Bank, N.A.—The original maximum availability under the credit facility by and among the Operating Company, the guarantors (including the Partnership) and lenders which are parties thereto, and PNC Bank, N.A. as administrative agent was $200.0 million. On June 8, 2011, with the consent of the lenders, the Operating Company exercised the option to increase the amount available to borrow under the credit agreement by $50.0 million to $250.0 million as part of

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

10. DEBT (Continued)

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

        On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility is $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million is available for letters of credit. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the period ended December 31, 2013. The amended and restated senior secured credit facility expires in July 2016.

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

        In April 2013, the Partnership entered into an amendment of its amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The amendment provided for an increase in the maximum allowed investments in coal-related entities outside of the Partnership (i.e. joint ventures) under the amended and restated senior secured credit facility from $25 million to $40 million. The amendment also altered the maximum leverage ratio allowed under the amended and restated senior secured credit facility and also altered the pricing grid to include applicable interest rates for borrowings, letter of credit fees and commitment fees on unused borrowings based upon the new maximum leverage ratio. The amendment increases the maximum leverage ratio of the amended and restated senior secured credit facility to 3.75 from April 1, 2013 through March 31, 2015, then steps the maximum leverage ratio down to its previous level of 3.0 after December 31, 2015. All other terms of the amended and restated senior secured credit facility were not affected by the amendment. As part of executing the amendment to the

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

10. DEBT (Continued)

amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $1.0 million to the lenders in April 2013, which was recorded in Debt issuance costs in Other non-current assets on the Partnership's consolidated statements of financial position and in Cash flows from financing activities in the Partnership's consolidated statements of cash flows.

        At December 31, 2013, the Operating Company had borrowed $162.0 million at a variable interest rate of LIBOR plus 3.00% (3.17% at December 31, 2013) and an additional $5.0 million at a variable interest rate of PRIME plus 2.00% (5.25% at December 31, 2013). In addition, the Operating Company had outstanding letters of credit of $21.5 million at a fixed interest rate of 3.00% at December 31, 2013. Based upon a maximum borrowing capacity of 3.75 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $56.1 million of the borrowing availability at December 31, 2013.

        For the year ending December 31, 2013, the Partnership capitalized interest costs of approximately $0.1 million, which was related to the construction of its Pennyrile mine in western Kentucky. The Partnership did not capitalize any interest costs during the years ended December 31, 2012 and 2011.

        Note payable to H&L Construction Co., Inc.—The note payable to H&L Construction Co., Inc. was originally a non-interest bearing note and the Partnership has recorded a discount for imputed interest at a rate of 5.0% on this note that is being amortized over the life of the note using the effective interest method. The note payable matures in January 2015. The note is secured by mineral rights purchased by the Partnership from H&L Construction Co., Inc. with a carrying amount of $11.1 million and $11.3 million at December 31, 2013 and 2012, respectively.

        Principal payments on long-term debt due subsequent to December 31, 2013 are as follows:

in thousands
2014	$1,049
2015	210
2016	167,265
2017	240
2018	257
Thereafter	2,050

Total principal payments	171,071
Less imputed interest on interest free notes payable	(25)

Total debt	$171,046

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

11. ASSET RETIREMENT OBLIGATIONS

        The changes in asset retirement obligations for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of period (including current portion)	$33,003	$34,113	$35,691
Accretion expense	2,356	1,896	1,956
Adjustment resulting from addition of property	—	72	2,707
Adjustment resulting from disposal of property	—	(968)	(3,588)
Adjustments to the liability from annual recosting and other	61	(201)	(617)
Liabilities settled	(928)	(1,909)	(2,036)

Balance at end of period	34,492	33,003	34,113
Less current portion of asset retirement obligation	(1,614)	(2,255)	(3,192)

Long-term portion of asset retirement obligation	$32,878	$30,748	$30,921

12. WORKERS' COMPENSATION AND BLACK LUNG

        Certain of the Partnership's subsidiaries are liable under federal and state laws to pay workers' compensation and coal workers' black lung benefits to eligible employees, former employees and their dependents. The Partnership currently utilizes an insurance program and state workers' compensation fund participation to secure its on-going obligations depending on the location of the operation. Premium expense for workers' compensation benefits is recognized in the period in which the related insurance coverage is provided.

        Commencing with the December 31, 2013 reporting period, the Partnership's black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Partnership had previously accounted for its black lung benefit liability using an event driven approach under ASC 450, Contingencies. It was determined the Partnership should have accounted for its black lung benefit liability using a service cost approach under ASC 710, Compensation-General, because this approach matches black lung costs over the service lives of the miners who ultimately receive black lung benefits. All prior period information for black lung expense and benefit liability presented in the consolidated financial statements and in this Note has been revised using the service cost method. As of December 31, 2010, this correction resulted in a decrease in partners' capital of $5.8 million from amounts previously reported. The correction also resulted in a decrease in net income of approximately $0.7 million and approximately $0.8 million for 2012 and 2011, respectively, from amounts previously reported.

        The Partnership's actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Partnership's liability for traumatic workers' compensation injury claims is the estimated present value of current workers' compensation benefits,

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

12. WORKERS' COMPENSATION AND BLACK LUNG (Continued)

based on actuarial estimates. The Partnership's actuarial estimates for its workers' compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 5.0% and 4.0%, respectively, for December 31, 2013 and 2012 and for workers' compensation was 2.0% at December 31, 2013 and 2012.

        The black lung and workers' compensation expenses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Black lung benefits:
Service cost	$736	$1,215	$156
Interest cost	469	466	110
Actuarial (gain)/loss	(1,584)	693	1,231

Total black lung	(379)	2,374	1,497
Workers' compensation expense	2,743	1,018	4,049

Total expense	$2,364	$3,392	$5,546

        The changes in the black lung benefit liability for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Benefit obligations at beginning of year	$8,513	$6,392	$5,055
Service cost	736	1,215	156
Interest cost	469	466	110
Actuarial (gain)/loss	(1,584)	693	1,231
Benefits and expenses paid	(883)	(253)	(160)

Benefit obligations at end of year	$7,251	$8,513	$6,392

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

12. WORKERS' COMPENSATION AND BLACK LUNG (Continued)

        The classification of the amounts recognized for the Partnership's workers' compensation and black lung benefits liability as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(in thousands)
Black lung claims	$7,251	$8,513
Workers' compensation claims	10,159	9,846

Total obligations	$17,410	$18,359
Less current portion	(1,190)	(1,784)

Non-current obligations	$16,220	$16,575

        The balance for workers' compensation claims as of December 31, 2013 and 2012 consisted of $4.3 million and $3.8 million, respectively, that is the primary obligation of the Partnership, but this amount is also due from the Partnership's insurance providers, which is included in Note 8 as non-current receivables, based on the Partnership's workers' compensation insurance coverage. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership's results of operations or cash flows.

13. EMPLOYEE BENEFITS

        Postretirement Plan—In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

        Summaries of the changes in benefit obligations and funded status of the plan as of the measurement dates of December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Benefit obligation at beginning of period	$6,747	$5,649	$6,641
Changes in benefit obligations:
Service costs	385	378	491
Interest cost	186	231	312
Benefits paid	(253)	(133)	(72)
Actuarial (gain)/loss	(945)	622	(1,723)

Benefit obligation at end of period	$6,120	$6,747	$5,649

Fair value of plan assets at end of period	$—	$—	$—
Funded status	$(6,120)	$(6,747)	$(5,649)

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

13. EMPLOYEE BENEFITS (Continued)

        The classification of net amounts recognized for postretirement benefits as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(in thousands)
Current liability—postretirement benefits	$(334)	$(227)
Non-current liability—postretirement benefits	(5,786)	(6,520)

Net amount recognized	$(6,120)	$(6,747)

        The amounts recognized in accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$1,431	$2,348	$625
Actuarial gain (loss)	945	(622)	1,723
Amortization of net actuarial gain	(145)	(295)	—

Net actuarial gain	$2,231	$1,431	$2,348

        The amounts reclassified from accumulated other comprehensive income to Cost of operations in the Partnership's consolidated statements of operations for the years ended December 31, 2013 and 2012 was $0.1 million and $0.3 million, respectively. No amounts were reclassified from accumulated other comprehensive income for the year ended December 31, 2011.

	December 31,
	2013	2012
Weighted Average assumptions used to determine benefit obligations:
Discount rate	3.96%	2.80%
Expected return on plan assets	n/a	n/a

	Year Ended December 31,
	2013	2012	2011
Weighted Average assumptions used to determine periodic benefit cost:
Discount rate	2.80%	4.15%	4.75%
Expected return on plan assets	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

13. EMPLOYEE BENEFITS (Continued)

        The components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Service costs	$385	$378	$491
Interest cost	186	231	312
Amortization of (gain)	(145)	(295)	—

Benefit cost	$426	$314	$803

        Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2014, are as follows:

(in thousands)
Net actuarial gain	$367

        Expected future benefit payments are as follows:

Period	(in thousands)
2014	$334
2015	397
2016	538
2017	602
2018	659
2019 - 2023	$4,337

        For benefit obligation measurement purposes, a 7.30% annual rate of increase in the per capita cost of covered health care benefits was assumed, gradually decreasing to 4.50% in 2027 and remaining level thereafter.

        Net periodic benefit cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year. Effective June 1, 2007, employees hired by the Partnership are not eligible for benefits under the plan.

        The expense and liability estimates can fluctuate by significant amounts based upon the assumptions used by the Partnership. As of December 31, 2013, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$58	$(52)
Effect on postretirement benefit obligation	$467	$(433)

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

13. EMPLOYEE BENEFITS (Continued)

        401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Partnership matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant's salary with an additional matching contribution possible at the Partnership's discretion. The expense under these plans for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
401(k) plan expense	$2,243	$2,322	$2,245

14. EQUITY-BASED COMPENSATION

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

        As of December 31, 2013, the General Partner granted phantom units to certain employees and restricted units and unit awards to its directors. A portion of these grants were made in connection with the IPO completed during October 2010, as well as annual restricted unit awards to directors and phantom unit awards granted in the first quarters of 2013 and 2012 to certain employees in connection with the prior fiscal year's performance. The phantom units granted in the first quarters of 2013 and 2012 vest in equal annual installments over a three year period from the date of grant. The remaining terms and conditions of these phantom unit awards are similar to the phantom units awarded in

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

14. EQUITY-BASED COMPENSATION (Continued)

connection with the Partnership's IPO. A summary of non-vested LTIP awards as of and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Common Units	Weighted Average Grant Date Fair Value (per unit)
	(in thousands)
Non-vested awards at December 31, 2010	135	$20.50
Granted	10	$19.90
Vested	(52)	$20.47
Forfeited	(1)	$20.50

Non-vested awards at December 31, 2011	92	$20.45
Granted	32	$17.40
Vested	(49)	$20.12
Forfeited	(8)	$20.28

Non-vested awards at December 31, 2012	67	$19.23

Granted	49	$13.50
Vested	(58)	$18.88
Forfeited	(3)	$16.62

Non-vested awards at December 31, 2013	55	$14.63

        With the vesting of the first portion of the employees' awards in early April 2011, the Compensation Committee of the board of directors of the General Partner elected to pay some of the awards in cash or a combination of cash and common units. This election was a change in policy since management had previously planned to settle all employee awards with units upon vesting as per the grant agreements. This policy change resulted in a modification of all employee awards from equity to liability classification as of March 31, 2011 and all new awards granted thereafter. The Partnership incurred incremental compensation expense for the year ended December 31, 2011 of approximately $0.1 million due to the modification of these awards. The equity balance of approximately $0.2 million accrued as of December 31, 2010 for the non-vested awards was also reclassified from the Limited partners' capital account to Accrued expenses and other in the current liability portion in the consolidated statement of financial position as of December 31, 2011. For the years ended December 31, 2013 and 2012, the Partnership did not record any incremental compensation expense due to the modification of the employees' IPO awards since the market price of the Partnership's common units was below the IPO grant price. The final tranche of the IPO awards vested in October 2013.

        For the years ended December 31, 2013, 2012 and 2011, the Partnership recorded expense of approximately $0.7 million, approximately $0.9 million and approximately $1.1 million, respectively, for the LTIP awards. All of the non-vested LTIP awards granted during 2013, 2012 and 2011 included, with respect to the phantom unit awards, distribution equivalent rights (or DERs) or unit distribution rights, with respect to restricted unit awards, each of which are rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

14. EQUITY-BASED COMPENSATION (Continued)

period. However, any accrued distributions will be forfeited if the related awards fail to vest according to the relevant vesting conditions of the award.

        For the year ended December 31, 2013, the total fair value of the awards that vested was $0.8 million. As of December 31, 2013, the total unrecognized compensation expense related to the non-vested LTIP awards that are expected to vest was $0.5 million. The expense is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2013, the intrinsic value of the non-vested LTIP awards was $0.6 million.

        During the first quarter of 2014, certain employees received grants of phantom units with tandem DERs under the LTIP program. These awards were granted in connection with fiscal year 2013 performance and vest in equal annual installments over a three-year period from the date of grant. The total value of the awards granted was approximately $0.4 million and the expense related to these awards will be recognized ratably over the three-year vesting period, plus any mark-to-market adjustments.

15. COMMITMENTS AND CONTINGENCIES

        Coal Sales Contracts and Contingencies—As of December 31, 2013, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014	3,045	19
2015	1,796	4
2016	1,100	2
2017	1,100	2

        Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

        Purchase Commitments—As of December 31, 2013, the Partnership had a commitment to purchase 2,000 tons of ammonia nitrate at fixed prices from March 2014 through December 2014 for approximately $0.9 million.

        Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market ("OTC"). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Purchased coal expense	$3,730	$25,637	$14,283
OTC expense	$1,271	$—	$14

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

15. COMMITMENTS AND CONTINGENCIES (Continued)

        Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Lease expense	$3,161	$2,860	$2,630
Royalty expense	$11,442	$14,474	$16,175

        Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying statements of financial position) are as follows:

Years Ended December 31,	Royalties	Leases
	(in thousands)
2014	$1,642	$1,577
2015	1,865	1,538
2016	1,864	1,545
2017	1,922	1,141
2018	1,929	193
Thereafter	9,644	—

Total minimum royalty and lease payments	$18,866	$5,994

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

        Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk—In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated statements of financial position. The amount of bank letters of credit outstanding with PNC Bank, N.A., as the letter of credit issuer under the Partnership's credit facility, was $21.5 million as of December 31, 2013. The bank letters of credit outstanding reduce the borrowing capacity under the credit facility. In addition, the Partnership has

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

15. COMMITMENTS AND CONTINGENCIES (Continued)

outstanding surety bonds with third parties of $75.2 million as of December 31, 2013 to secure reclamation and other performance commitments.

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

        Joint Venture—Pursuant to the Rhino Eastern joint venture agreement with Patriot, the Partnership is required to contribute additional capital to assist in funding the development and operations of the Rhino Eastern joint venture. During the year ended December 31, 2013, the Partnership made capital contributions to the Rhino Eastern joint venture of approximately $2.3 million based upon its proportionate ownership percentage. The Partnership may be required to contribute additional capital or make loans to Rhino Eastern commensurate with its ownership percentage in subsequent periods.

        The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the year ended December 31, 2013.

        The Partnership is required to contribute additional capital to the Muskie Proppant joint venture that was formed in the fourth quarter of 2012. During the year ended December 31, 2013, the Partnership made capital contributions to the Muskie Proppant joint venture of approximately $0.5 million based upon its proportionate ownership percentage. In addition, during the year ended December 31, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of December 31, 2013. The Partnership may be required to contribute additional capital or make loans to Muskie commensurate with its ownership percentage in subsequent periods.

16. EARNINGS PER UNIT ("EPU")

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended December 31, 2013, 2012 and 2011:

Year ended December 31, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$188	$5,217	$4,013
Denominator:
Weighted average units used to compute basic EPU	n/a	15,751	12,397
Effect of dilutive securities—LTIP awards	n/a	9	—

Weighted average units used to compute diluted EPU	n/a	15,760	12,397
Net income per limited partner unit, basic	n/a	$0.33	$0.32
Net income per limited partner unit, diluted	n/a	$0.33	$0.32

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

16. EARNINGS PER UNIT ("EPU") (Continued)

Year ended December 31, 2012	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$790	$21,422	$17,323
Denominator:
Weighted average units used to compute basic EPU	n/a	15,331	12,397
Effect of dilutive securities—LTIP awards	n/a	4	—

Weighted average units used to compute diluted EPU	n/a	15,335	12,397
Net income per limited partner unit, basic	n/a	$1.40	$1.40
Net income per limited partner unit, diluted	n/a	$1.40	$1.40

Year ended December 31, 2011	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income	$746	$19,205	$17,347
Denominator:
Weighted average units used to compute basic EPU	n/a	13,725	12,397
Effect of dilutive securities—LTIP awards	n/a	19	—

Weighted average units used to compute diluted EPU	n/a	13,744	12,397
Net income per limited partner unit, basic	n/a	$1.40	$1.40
Net income per limited partner unit, diluted	n/a	$1.40	$1.40

        Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the year ended December 31, 2013, approximately 12,000 LTIP granted phantom units were anti-dilutive. There were no anti-dilutive units for the years ended December 31, 2012 and 2011.

17. MAJOR CUSTOMERS

        The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables (Note: customers with "n/a" had revenue or receivables below the 10% threshold in any period where this is indicated):

	December 31, 2013 Receivable Balance	Year Ended December 31, 2013 Sales	December 31, 2012 Receivable Balance	Year Ended December 31, 2012 Sales	December 31, 2011 Receivable Balance	Year Ended December 31, 2011 Sales
	(in thousands)
NRG Energy Inc. (fka GenOn Energy, Inc.)	$3,046	$55,246	$3,158	$53,661	$3,254	$56,000
American Electric Power Company, Inc.	1,434	30,070	3,450	36,308	3,556	43,840
Indiana Harbor Coke Company, L.P.	n/a	n/a	6,597	40,133	4,259	39,767
Blackstone Resources, Inc.	n/a	n/a	n/a	n/a	3,553	23,104
PPL Corporation	n/a	n/a	2,760	37,364	3,038	46,672

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership's senior secured credit facility was determined based upon a market approach and approximates the carrying value at December 31, 2013. The fair value of the Partnership's senior secured credit facility is a Level 2 measurement.

19. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2013	2012	2011
		(in thousands)
Wexford Capital LP	Expenses for legal, consulting, and advisory services	$149	$213	$263
Wexford Capital LP	Distributions paid	14,034	27,704	38,602
Wexford Capital LP	Partner's contribution	330	13	1,450
Rhino Eastern LLC	Equity in net (loss)/income of unconsolidated affiliate	(4,268)	6,014	2,988
Rhino Eastern LLC	Distributions from unconsolidated affiliate	—	2,958	3,351
Rhino Eastern LLC	Expenses for legal, health claims, workers' compensation and other expenses	4,666	6,175	4,662
Rhino Eastern LLC	Receivable for legal, health claims and workers' compensation and other expenses	999	559	1,974
Rhino Eastern LLC	Investment in unconsolidated affiliate	19,369	21,367	18,311
Timber Wolf Terminals LLC	Investment in unconsolidated affiliate	114	114	—
Muskie Proppants LLC	Investment in unconsolidated affiliate	1,761	1,743	—
Muskie Proppants LLC	Equity in net (loss) of unconsolidated affiliate	(461)	(257)	—
Muskie Proppants LLC	Note receivable from unconsolidated affiliate	206	—	—

        From time to time, employees from Wexford Capital perform legal, consulting, and advisory services to the Partnership. The Partnership incurred expenses of $0.1 million for the year ended December 31, 2013, $0.2 million for the year ended December 31, 2012 and $0.3 million for the year ended December 31, 2011 for legal, consulting, and advisory services performed by Wexford Capital.

        During 2012, the Partnership provided loans to Rhino Eastern, a joint venture between the Partnership and Patriot, totaling approximately $11.9 million that were fully repaid as of December 31, 2012. During 2011, the Partnership provided loans based upon its ownership share to Rhino Eastern totaling approximately $5.8 million that were fully repaid as of December 31, 2011. The Partnership did not provide any loans to Rhino Eastern during 2013.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

19. RELATED PARTY AND AFFILIATE TRANSACTIONS (Continued)

        From time to time, the Partnership has allocated and paid expenses on behalf of the Rhino Eastern joint venture. During the years ended December 31, 2013, 2012 and 2011, the Partnership paid expenses for legal, health claims and workers' compensation of $4.7 million, $6.2 million and $4.7 million, respectively, on behalf of Rhino Eastern that were subsequently billed and paid by Rhino Eastern to the Partnership.

20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash payments for interest were $6.4 million, $6.5 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The consolidated statement of cash flows for the year ended December 31, 2013 is exclusive of approximately $10.5 million of property, plant and equipment additions which are recorded in Accounts payable. The consolidated statements of cash flows for the year ended December 31, 2013 also excludes approximately $0.6 million related to the value of LTIP units that were issued to certain employees and directors of the General Partner.

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

21. SEGMENT INFORMATION

        The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. In addition, with the Elk Horn Acquisition mentioned earlier, the Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the year ended December 31, 2013, the Partnership has five reportable business segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah), Eastern Met (comprised solely of the Rhino Eastern joint venture with Patriot) and Oil and Natural Gas. Beginning with 2013 year-end reporting, the Partnership has included a reportable business segment for its oil and natural gas activities since the total assets for these operations have met the quantitative threshold for separate segment reporting. The Oil and Natural Gas segment includes the Partnership's Utica Shale and Cana Woodford activities as well as its Razorback drill pad construction operations and its Muskie joint

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

21. SEGMENT INFORMATION (Continued)

venture to provide sand for fracking operations. Prior to 2013, the Partnership's oil and natural gas activities were included in its Other category for segment reporting purposes. For periods prior to December 31, 2013, the segment data has been reclassified to separately report the Partnership's oil and natural gas activities. Additionally, the Partnership has an Other category that is comprised of the Partnership's ancillary businesses. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning total segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership's chief operating decision maker.

        The Partnership has historically accounted for the Rhino Eastern joint venture (formed in the year ended December 31, 2008) under the equity method. Under the equity method of accounting, the Partnership has historically only presented limited information (net income). The Partnership considers this operation to comprise a separate operating segment and has presented additional operating detail (with corresponding eliminations and adjustments to reflect its percentage of ownership) below. Since this equity method investment met the significance test of ten percent of net income or loss in 2012 and 2013, the Partnership has presented additional summarized financial information for this equity method investment below.

        During 2012, the Partnership changed the method to allocate certain corporate overhead and interest charges to its reportable segments from a method based on production tons to a method based upon the amount invested in fixed assets. The Partnership changed the allocation method as a result of additional investments that the Partnership has made in its non-coal operations. Reportable segment figures presented below have been re-cast for 2011 for comparability purposes.

        Reportable segment results of operations and financial position for the year ended December 31, 2013 are as follows (Note: "DD&A" refers to depreciation, depletion and amortization):

				Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Complete Basis	Equity Method Eliminations	Equity Method Presentation	Oil and Natural Gas	Other	Total Consolidated
	(in thousands)
Total assets	$293,675	$54,906	$66,463	$44,791	$(44,791)	$—	$68,906	$83,817	$567,767
Total revenues	147,430	80,401	38,249	27,853	(27,853)	—	10,074	1,737	277,891
DD&A	24,170	8,127	5,476	1,949	(1,949)	—	3,099	1,737	42,609
Interest expense	3,927	771	665	17	(17)	—	593	1,942	7,898
Net Income (loss)	$(7,132)	$26,089	$(2,378)	$(8,369)	$4,101	$(4,268)	$(220)	$(2,673)	$9,418

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

21. SEGMENT INFORMATION (Continued)

        Reportable segment results of operations and financial position for the year ended December 31, 2012 are as follows:

				Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Complete Basis	Equity Method Eliminations	Equity Method Presentation	Oil and Natural Gas	Other	Total Consolidated
	(in thousands)
Total assets	$325,418	$57,429	$70,822	$52,682	$(52,682)	$—	$38,509	$67,698	$559,876
Total revenues	183,374	122,024	40,696	55,221	(55,221)	—	1,895	4,002	351,991
DD&A	26,220	8,339	4,653	2,098	(2,098)	—	109	2,049	41,370
Interest expense	4,385	811	717	155	(155)	—	398	1,456	7,767
Net Income (loss)	$3,668	$29,565	$5,691	$11,937	$(5,923)	$6,014	$(637)	$(4,766)	$39,535

        Reportable segment results of operations and financial position for the year ended December 31, 2011 are as follows:

				Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Complete Basis	Equity Method Eliminations	Equity Method Presentation	Oil and Natural Gas	Other	Total Consolidated
	(in thousands)
Total assets	$325,746	$57,137	$72,986	$45,219	$(45,219)	$—	$28,783	$54,551	$539,203
Total revenues	219,274	119,966	21,688	50,073	(50,073)	—	279	6,014	367,221
DD&A	22,115	8,160	3,057	2,959	(2,959)	—	44	2,949	36,325
Interest expense	3,074	687	547	52	(52)	—	—	1,754	6,062
Net Income (loss)	$16,497	$27,404	$(2,596)	$5,715	$(2,727)	$2,988	$(467)	$(6,528)	$37,298

        Additional summarized financial information for the equity method investment as of and for the periods ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(in thousands)
Current assets	$5,608	$12,788	$7,880
Noncurrent assets	39,183	39,805	37,339
Current liabilities	2,020	6,290	4,361
Noncurrent liabilities	4,794	4,496	5,098
Total costs and expenses	36,206	43,140	44,307
(Loss)/income from operations	(8,353)	12,081	5,766

        Additional information on the Partnership's revenue by product category for the periods ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(in thousands)
Met coal revenue	$53,721	$59,511	$79,227
Steam coal revenue	182,880	245,057	254,649
Other revenue	41,290	47,423	33,345

Total revenue	$277,891	$351,991	$367,221

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

22. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

        The following is revenue and cost information relating to the Partnership's proportionate share of oil and natural gas operations located entirely in the Utica Shale region of the United States:

  Capitalized Costs Related to Oil and Gas Producing Activities

	December 31,
	2013	2012
	(in thousands)
Proven properties	$25,335	$6,183
Unproven properties	30,810	24,083

Total	56,145	30,266
Less accumulated depreciation, depletion and amortization	(2,703)	(96)

Net	$53,442	$30,170

  Costs Incurred in Oil and Gas Property Acquisition and Development Activities

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Acquisition	$7,857	$5,073	$19,874
Development of proved undeveloped properties	18,022	5,319	—
Exploratory	—	—	—

Total	$25,879	$10,392	$19,874

  Results of Operations for Producing Activities

        The following schedule sets forth the Partnership's proportionate share revenues and expenses related to the production and sale of oil and natural gas.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per BOE amounts)
Revenues	$5,626	$248	$—
Production costs	(1,288)	(63)	—
Depletion	(2,607)	(96)	—

Results of operations from producing activities	$1,731	$89	$—

Depletion per barrel of oil equivalent (BOE)	$15.91	$16.73	$—

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenues	$74,744	$66,828	$71,088	$65,231
Income from operations	3,049	9,898	5,798	3,092
Net (loss)/ income	$(177)	$5,897	$2,877	$820
Basic and diluted net (loss)/income per limited partner unit:
Common units	$(0.01)	$0.21	$0.10	$0.03
Subordinated units	$(0.01)	$0.21	$0.10	$0.03
Weighted average number of limited partner units outstanding, basic:
Common units	15,354	15,371	15,609	16,659
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	15,354	15,379	15,621	16,672
Subordinated units	12,397	12,397	12,397	12,397

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2012:
Revenues	$81,882	$89,998	$93,575	$86,536
Income from operations	8,688	12,599	9,151	11,016
Net income	$8,974	$12,996	$8,876	$8,690
Basic and diluted net income per limited partner unit:
Common units	$0.32	$0.46	$0.31	$0.31
Subordinated units	$0.32	$0.46	$0.31	$0.31
Weighted average number of limited partner units outstanding, basic:
Common units	15,313	15,329	15,332	15,348
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	15,327	15,331	15,333	15,349
Subordinated units	12,397	12,397	12,397	12,397

(1)
Fourth quarter 2012 data was revised from the amounts previously reported to correctly report the Partnership's liability and costs for black lung benefits (see note 12 for further details).