Form 10-Q
period 2014-06-30
Rhino Resource Partners LP
filed 2014-08-06
CIK 1490630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 16,681,452 common units and 12,397,000 subordinated units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$570	$423
Accounts receivable, net of allowance for doubtful accounts ($0 as of June 30, 2014 and December 31, 2013)	21,465	25,461
Inventories	20,360	18,580
Advance royalties, current portion	323	179
Prepaid expenses and other	5,122	4,572
Current assets held for sale	—	454
Total current assets	47,840	49,669
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	702,532	674,708
Less accumulated depreciation, depletion and amortization	(262,910)	(249,718)
Net property, plant and equipment	439,622	424,990
Advance royalties, net of current portion	6,334	5,580
Investment in unconsolidated affiliates	19,709	21,243
Intangible assets	1,107	1,148
Other non-current assets	7,830	9,640
Non-current assets held for sale	—	55,497
TOTAL	$522,442	$567,767
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,196	$17,710
Accrued expenses and other	17,702	20,567
Current portion of long-term debt	615	1,024
Current portion of asset retirement obligations	2,543	1,614
Current portion of postretirement benefits	334	334
Current liabilities held for sale	—	5,241
Total current liabilities	36,390	46,490
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	32,630	170,022
Asset retirement obligations, net of current portion	30,493	32,837
Other non-current liabilities	17,329	16,220
Postretirement benefits, net of current portion	5,942	5,786
Non-current liabilities held for sale	—	41
Total non-current liabilities	86,394	224,906
Total liabilities	122,784	271,396
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	384,961	283,339
General partner	12,650	10,801
Accumulated other comprehensive income	2,047	2,231
Total partners’ capital	399,658	296,371
TOTAL	$522,442	$567,767

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
REVENUES:
Coal sales	$46,907	$56,963	$98,142	$124,377
Freight and handling revenues	427	640	765	1,262
Other revenues	8,552	8,010	16,921	14,442
Total revenues	55,886	65,613	115,828	140,081
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46,529	51,465	92,928	106,237
Freight and handling costs	363	319	664	554
Depreciation, depletion and amortization	8,930	9,906	18,162	19,997
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,700	4,995	10,257	10,483
(Gain) on sale/disposal of assets—net	(191)	(10,618)	(870)	(9,692)
Total costs and expenses	60,331	56,067	121,141	127,579
(LOSS)/INCOME FROM OPERATIONS	(4,445)	9,546	(5,313)	12,502
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(762)	(1,925)	(3,946)	(3,779)
Interest income and other	266	—	269	—
Equity in net (loss) of unconsolidated affiliates	(1,885)	(2,076)	(2,803)	(3,449)
Total interest and other (expense)	(2,381)	(4,001)	(6,480)	(7,228)
NET (LOSS)/INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(6,826)	5,545	(11,793)	5,274
INCOME TAXES	—	—	—	—
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(6,826)	5,545	(11,793)	5,274
DISCONTINUED OPERATIONS (NOTE 3)
(Loss)/Income from discontinued operations	(52)	352	130,459	446
NET (LOSS)/INCOME	(6,878)	5,897	118,666	5,720
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	(92)	(36)	(183)	(72)
COMPREHENSIVE (LOSS)/INCOME	$(6,970)	$5,861	$118,483	$5,648

General partner’s interest in net (loss)/income:
Net (loss)/income from continuing operations	$(136)	$111	$(236)	$105
Net (loss)/income from discontinued operations	(1)	7	2,609	9
General partner’s interest in net (loss)/income	$(137)	$118	$2,373	$114
Common unitholders’ interest in net (loss)/income:
Net (loss)/income from continuing operations	$(3,839)	$3,008	$(6,634)	$2,860
Net (loss)/income from discontinued operations	(30)	191	73,312	242
Common unitholders’ interest in net (loss)/income	$(3,869)	$3,199	$66,678	$3,102
Subordinated unitholders’ interest in net (loss)/income:
Net (loss)/income from continuing operations	$(2,851)	$2,426	$(4,923)	$2,309
Net (loss)/income from discontinued operations	(21)	154	54,538	195
Subordinated unitholders’ interest in net (loss)/income	$(2,872)	$2,580	$49,615	$2,504
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss)/income per unit from continuing operations	$(0.23)	$0.20	$(0.40)	$0.19
Net (loss)/income per unit from discontinued operations	(0.00)	0.01	4.40	0.01
Net (loss)/income per common unit, basic	$(0.23)	$0.21	$4.00	$0.20
Subordinated units
Net (loss)/income per unit from continuing operations	$(0.23)	$0.20	$(0.40)	$0.19
Net (loss)/income per unit from discontinued operations	(0.00)	0.01	4.40	0.01
Net (loss)/income per subordinated unit, basic	$(0.23)	$0.21	$4.00	$0.20
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss)/income per unit from continuing operations	$(0.23)	$0.20	$(0.40)	$0.19
Net (loss)/income per unit from discontinued operations	(0.00)	0.01	4.40	0.01
Net (loss)/income per common unit, diluted	$(0.23)	$0.21	$4.00	$0.20
Subordinated units
Net (loss)/income per unit from continuing operations	$(0.23)	$0.20	$(0.40)	$0.19
Net (loss)/income per unit from discontinued operations	(0.00)	0.01	4.40	0.01
Net (loss)/income per subordinated unit, diluted	$(0.23)	$0.21	$4.00	$0.20

Distributions paid per limited partner unit (1)	$0.445	$0.445	$0.89	$0.89
Weighted average number of limited partner units outstanding, basic:
Common units	16,677	15,371	16,668	15,358
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,677	15,379	16,675	15,363
Subordinated units	12,397	12,397	12,397	12,397

(1) No distributions were paid on the subordinated units for the three and six months ended June 30, 2014 and 2013

See notes to unaudited condensed consolidated financial statements

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,666	$5,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,162	20,790
Accretion on asset retirement obligations	1,177	1,178
Accretion on interest-free debt	—	57
Amortization of deferred revenue	(767)	(654)
Amortization of advance royalties	151	60
Amortization of debt issuance costs	1,649	611
Amortization of actuarial gain	(183)	(72)
Equity in net loss/(income) of unconsolidated affiliates	2,803	3,449
Loss on retirement of advance royalties	—	32
(Gain) on sale/disposal of assets—net	(130,969)	(9,692)
Equity-based compensation	249	377
Changes in assets and liabilities:
Accounts receivable	2,414	6,316
Inventories	(1,780)	2,513
Advance royalties	(1,049)	(849)
Prepaid expenses and other assets	(285)	(2,261)
Accounts payable	2,644	377
Accrued expenses and other liabilities	1,053	1,373
Asset retirement obligations	(420)	(467)
Postretirement benefits	156	206
Net cash provided by operating activities	13,671	29,064
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(48,064)	(17,060)
Proceeds from sales of property, plant, and equipment	189,164	11,224
Changes in restricted cash	—	1,079
Investment in unconsolidated affiliates	(1,268)	(803)
Net cash provided by/(used in) investing activities	139,832	(5,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	93,440	80,550
Repayments on line of credit	(230,730)	(86,960)
Repayments on long-term debt	(511)	(1,822)
Distributions to unitholders	(15,410)	(14,268)
General partner’s contributions	5	6
Net settlement of employee withholding taxes on unit awards vested	(44)	(53)
Payments on debt issuance costs	(104)	(980)
Payment of offering costs	(2)	—
Net cash used in financing activities	(153,356)	(23,527)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	147	(23)
CASH AND CASH EQUIVALENTS—Beginning of period	423	461
CASH AND CASH EQUIVALENTS—End of period	$570	$438

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of June 30, 2014, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 include all adjustments (consisting of normal recurring adjustments) which the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

In May 2008, the Operating Company entered into a joint venture, Rhino Eastern LLC (“Rhino Eastern”), with an affiliate of Patriot Coal Corporation (“Patriot”) to acquire the Eagle mining complex. To initially capitalize the joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture. The Partnership accounts for the investment in the joint venture and its results of operations under the equity method. The Partnership considers the operations of this entity to comprise a reporting segment (“Eastern Met”) and has provided additional detail related to this operation in Note 18, “Segment Information.” As of June 30, 2014 and December 31, 2013, the Partnership has recorded its Rhino Eastern equity method investment of $17.7 million and $19.4 million, respectively, as a long-term asset. During the six months ended June 30, 2014, the Partnership contributed additional capital based upon its ownership share to the Rhino Eastern joint venture in the amount of $1.0 million.

On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection. Patriot successfully exited bankruptcy in December 2013 and normal operations have continued at the Rhino Eastern joint venture.

In March 2012, the Partnership made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf, with affiliates of Wexford Capital LP (“Wexford Capital”).  Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio.  The initial investment was the Partnership’s proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during 2013 or the six months ended June 30, 2014. The Partnership has included its Timber Wolf investment in its Other category for segment reporting purposes.

In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. The Partnership recorded its proportionate share of the operating losses for Muskie for the three and six months ended June 30, 2014 of approximately $77,000 and $118,000, respectively. During the six months ended June 30, 2014, the Partnership contributed additional capital based upon its ownership share to the Muskie joint venture in the amount of $0.2 million. In addition, during 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of June 30, 2014. As of June 30, 2014 and December 31, 2013, the Partnership has recorded its Muskie equity method investment of $1.9 million and $1.8 million, respectively, as a long-term asset. The Partnership includes any operating activities of Muskie in its Other category for segment reporting purposes.

Recently Issued Accounting Standards.  In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Partnership does not anticipate the adoption of ASU 2014-08 on January 1, 2015 will have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of ASU 2014-09 is not permitted. The Partnership is currently evaluating the requirements of this new accounting guidance.

3. DISCONTINUED OPERATIONS

Divestiture of Utica Shale Oil and Natural Gas Assets

The Partnership and an affiliate of Wexford Capital participated with Gulfport Energy (“Gulfport”), a publicly traded company, to acquire interests in a portfolio of oil and gas leases in the Utica Shale. During the year ended December 31, 2011, the Partnership completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio, which consisted of a 10.8% interest in approximately 80,000 acres. During the third quarter of 2012, the Partnership completed an exchange of its initial 10.8% position for a pro rata interest in 125,000 acres under lease by Gulfport and an affiliate of Wexford Capital. The non-cash transaction was an exchange of the Partnership’s operating interest for the operating interest owned by another party in order to diversify the Partnership’s risk in its oil and gas investment. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in the Utica acreage did not result in any gain or loss. Also during the third quarter of 2012, the Partnership’s position was adjusted to a 5% net interest in the 125,000 acres, or approximately 6,250 net acres. As of December 31, 2013, the Partnership had invested approximately $31.1 million for its pro rata interest in the Utica Shale portfolio of oil and gas leases, which consisted of a 5% interest in a total of approximately 152,300 gross acres, or approximately 7,615 net acres. In addition, per the joint operating agreement among the Partnership, Gulfport and an affiliate of Wexford Capital, the Partnership had funded its proportionate share of drilling costs to Gulfport for wells being drilled on the Partnership’s acreage. As of December 31, 2013, the Partnership had funded approximately $23.3 million of drilling costs. The Partnership’s investment in the Utica Shale oil and gas leases as well as the proportionate amount of funded drilling costs are recorded in Non-current assets held for sale in the unaudited condensed consolidated statements of financial position as of December 31, 2013. For the three and six months ended June 30, 2013, the Partnership recorded revenue from its Utica Shale investment of approximately $1.2 million and $1.5 million, respectively, and recognized approximately $0.4 million in pre-tax profit for both periods in 2013 that is recorded in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income.

In March 2014, the Partnership completed a purchase and sale agreement (the “Purchase Agreement”) with Gulfport to sell the Partnership’s oil and gas properties in the Utica Shale region for approximately $184.0 million (the “Purchase Price”). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from the Partnership’s portion of its Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, the Partnership was immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. The remaining $5.0 million to be paid per the Purchase agreement has not been finalized due to ongoing legal review and was not recognized in the financial statements of the Partnership at June 30, 2014 since this consideration is contingent upon ongoing legal review of the transaction. The Partnership recorded a gain of approximately $121.7 million during the six months ended June 30, 2014 related to this sale, which is recorded in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income. The gain from the Utica Shale transaction is included in the (Gain)/loss on sale/disposal of assets—net line in the operating activities section of the Partnership’s unaudited condensed consolidated statements of cash flows. The proceeds from the Utica Shale transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership’s unaudited condensed consolidated statements of cash flows.

Other Oil and Natural Gas Activities

In January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC (“Blackhawk”) of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment discussed above, the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. The Partnership recorded this $8.4 million in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income. The gain from the Blackhawk transaction is included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership’s unaudited condensed consolidated statements of cash flows. The proceeds from the Blackhawk transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership’s unaudited condensed consolidated statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Other prepaid expenses	$715	$951
Prepaid insurance	2,556	1,958
Prepaid leases	75	122
Supply inventory	1,457	1,221
Deposits	319	320
Total Prepaid expenses and other	$5,122	$4,572

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2014 and December 31, 2013 are summarized by major classification as follows:

	Useful Lives	June 30, 2014	December 31, 2013
		(in thousands)
Land and land improvements		$35,037	$35,078
Mining and other equipment and related facilities	2 - 20 Years	302,042	302,114
Mine development costs	1 - 15 Years	86,264	73,344
Coal properties	1 - 15 Years	236,090	238,975
Oil and natural gas properties		8,093	8,093
Construction work in process		35,006	17,104
Total		702,532	674,708
Less accumulated depreciation, depletion and amortization		(262,910)	(249,718)
Net		$439,622	$424,990

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,189	$7,901	$14,721	$16,037
Depletion expense for coal properties and oil and natural gas properties	1,306	1,339	2,500	2,598
Amortization expense for mine development costs	362	617	786	1,287
Amortization expense for intangible assets	20	20	41	41
Amortization expense for asset retirement costs	53	29	114	34
Total depreciation, depletion and amortization	$8,930	$9,906	$18,162	$19,997

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

Acquisition of Coal Properties

In May 2012, the Partnership completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, the Partnership was subsequently required to pay an additional $2.0 million related to this acquisition after certain conditions were met, of which $1.6 million was paid in the third quarter of 2012 and the remaining $0.4 million was paid in the fourth quarter of 2013. The $2.0 million in total payments was recorded in Property, plant and equipment. An additional $1.0 million in potential payments was not recorded at June 30, 2014 because the conditions requiring payment of this amount had not occurred.

As of December 31, 2013, the coal leases and property were estimated to contain approximately 32.6 million tons of proven and probable coal reserves that are contiguous to the Green River. The property is fully permitted and provides the Partnership with access to Illinois Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers. The Partnership has completed the initial construction of a new underground mining operation on this property. Production began in late May 2014 and the first barge shipments of coal departed from this facility in early July 2014.

6. GOODWILL AND INTANGIBLE ASSETS

Accounting Standards Codification (“ASC”) Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Intangible assets as of June 30, 2014 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$228	$500
Developed Technology	78	25	53
Trade Name	184	28	156
Customer List	470	72	398
Total	$1,460	$353	$1,107

Intangible assets as of December 31, 2013 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$207	$521
Developed Technology	78	22	56
Trade Name	184	23	161
Customer List	470	60	410
Total	$1,460	$312	$1,148

The Partnership considers the patent and developed technology intangible assets to have a useful life of 17 years and the trade name and customer list intangible assets to have a useful life of 20 years. All of the intangible assets are amortized over their useful life on a straight line basis.

Amortization expense for the three and six months ended June 30, 2014 and 2013 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at June 30, 2014:

		Developed		Customer
	Patent	Technology	Trade Name	List	Total
	(in thousands)
2014 (from Jul 1 to Dec 31)	$21	$2	$5	$12	$40
2015	43	5	9	23	80
2016	43	5	9	23	80
2017	43	5	9	23	80
2018	43	5	9	23	80

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Deposits and other	$975	$1,223
Debt issuance costs—net	1,990	3,535
Non-current receivable	4,327	4,327
Note receivable	206	206
Deferred expenses	332	349
Total	$7,830	$9,640

Debt issuance costs were approximately $9.1 million and $9.0 million as of June 30, 2014 and December 31, 2013, respectively. Accumulated amortization of debt issuance costs were approximately $7.1 million and approximately $5.5 million as of June 30, 2014 and December 31, 2013, respectively. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing capacity to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote-off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility. See Note 9 for further information on the amendment to the amended and restated senior secured credit facility.

The non-current receivable balance of $4.3 million as of June 30, 2014 and December 31, 2013 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. The $4.3 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Payroll, bonus and vacation expense	$2,976	$3,573
Non income taxes	4,260	2,750
Royalty expenses	2,348	2,001
Accrued interest	147	760
Health claims	1,073	1,036
Workers’ compensation & pneumoconiosis	1,190	1,190
Deferred revenues	3,971	3,592
Accrued insured litigation claims	543	2,579
Other	1,194	3,086
Total	$17,702	$20,567

The $0.5 million and $2.6 million accrued for insured litigation claims as of June 30, 2014 and December 31, 2013, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims decreased due to the settlement of various litigation claims during the six months ended June 30, 2014. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

9. DEBT

Debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$29,750	$167,040
Note payable to H&L Construction Co., Inc.	405	800
Other notes payable	3,090	3,206
Total	33,245	171,046
Less current portion	(615)	(1,024)
Long-term debt	$32,630	$170,022

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in March 2014 the amended and restated credit facility was amended and the borrowing capacity under the facility was reduced to $200 million, with the amount available for letters of credit unchanged. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the period ended June 30, 2014. The amended and restated senior secured credit facility expires in July 2016.

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

In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. This second amendment permitted the Partnership to sell certain assets to Gulfport, as described in Note 3, which previously constituted a portion of the collateral under the amended and restated senior secured credit facility. This second amendment also reduces the borrowing capacity under the amended and restated senior secured credit facility to a maximum of $200 million and alters the maximum leverage ratio to 3.5 from January 1, 2014 through September 30, 2015. The maximum leverage ratio decreases to 3.25 from October 1, 2015 through December 31, 2015 and then decreases to 3.0 after December 31, 2015. In addition, the second amendment adjusts the maximum investments (other than by the Partnership) in hydrocarbons, hydrocarbon interests and assets and activities related to hydrocarbons, in each case, excluding coal, in an aggregate amount not to exceed $50 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded in Debt issuance costs in Other non-current assets on the Partnership’s unaudited condensed consolidated statements of financial position. In addition, the Partnership recorded a non-cash charge of approximately $1.1 million to write-off a portion of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility, which was recorded in Interest expense on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

As discussed in Note 3, the Partnership sold its Utica Shale oil and natural gas assets in March 2014 for approximately $184 million. The Partnership used the initial proceeds from this sale of approximately $179 million to reduce the outstanding debt on its amended and restated senior secured credit facility. At June 30, 2014, the Operating Company had borrowed $20.0 million at a variable interest rate of LIBOR plus 2.50% (2.66% at June 30, 2014) and an additional $9.8 million at a variable interest rate of PRIME plus 1.50% (4.75% at June 30, 2014). In addition, the Operating Company had outstanding letters of credit of approximately $20.3 million at a fixed interest rate of 2.50% at June 30, 2014. Based upon a maximum borrowing capacity of 3.5 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $146.5 million of the borrowing availability at June 30, 2014.

Note payable to H&L Construction Co., Inc.— The note payable to H&L Construction Co., Inc. was originally a non-interest bearing note and the Partnership has recorded a discount for imputed interest at a rate of 5.0% on this note that is being amortized over the life of the note using the effective interest method. The note payable matures in January 2015. The note is secured by mineral rights purchased by the Partnership from H&L Construction Co., Inc. with a carrying amount of approximately $10.9 million and approximately $11.1 million at June 30, 2014 and December 31, 2013, respectively.

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2014 and the year ended December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Balance at beginning of period (including current portion)	$34,451	$32,962
Accretion expense	1,177	2,356
Adjustment resulting from disposal of property (1)	(2,172)	—
Adjustments to the liability from annual recosting and other	—	61
Liabilities settled	(420)	(928)
Balance at end of period	33,036	34,451
Less current portion of asset retirement obligation	(2,543)	(1,614)
Long-term portion of asset retirement obligation	$30,493	$32,837

(1) The ($2.2) million adjustment for the six months ended June 30, 2014 relates to the transfer of certain mining permits to a third party that relieved the Partnership of the asset retirement obligations related to these permits.

11. EMPLOYEE BENEFITS

In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

Net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Service costs	$74	$96	$149	$192
Interest cost	59	46	118	93
Amortization of (gain)	(92)	(36)	(183)	(72)
Total	$41	$106	$84	$213

For the three and six months ended June 30, 2014 and 2013, net periodic benefit costs, including the amortization of actuarial gain included in the table above, are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and six months ended June 30, 2014 and 2013 is included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
401(k) plan expense	$535	$556	$1,102	$1,136

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

As of June 30, 2014, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters of 2012, 2013 and 2014 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

A total of 29,657 phantom units were granted in the first quarter of 2014 and these awards vest in equal annual installments over a three year period from the date of grant. The remaining terms and conditions of these phantom unit awards are equivalent to the terms described above. The total fair value of the awards granted in the first quarter of 2014 was approximately $0.4 million at the grant date and the fair value of these awards was approximately $0.4 million as of June 30, 2014. The expense related to these awards will be recognized ratably over the three year vesting period, plus any mark-to-market adjustments, and the amount of expense recognized in the three and six months ended June 30, 2014 related to these awards was immaterial.

The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash in lieu of issuing common units.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2014, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014 Q3-Q4	1,899	21
2015	2,171	5
2016	1,400	2
2017	1,100	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of June 30, 2014, the Partnership had approximately 0.5 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2014 for approximately $1.6 million.

In addition, as of June 30, 2014, the Partnership had a commitment to purchase 1,200 tons of ammonia nitrate at fixed prices through December 2014 for approximately $0.6 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. Purchased coal expense from coal purchase contracts for the three and six months ended June 30, 2014 and 2013 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Purchased coal expense	$1,886	$905	$3,736	$1,877
OTC expense	$—	$666	$—	$666

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2014 and 2013 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Lease expense	$1,059	$807	$1,858	$1,673
Royalty expense	$3,259	$3,143	$6,020	$6,051

Joint Ventures—Pursuant to the Rhino Eastern joint venture agreement with Patriot, the Partnership is required to contribute additional capital to assist in funding the development and operations of the Rhino Eastern joint venture. During the six months ended June 30, 2014, the Partnership made capital contributions of approximately $1.0 million to the Rhino Eastern joint venture. The Partnership may be required to contribute additional capital to the Rhino Eastern joint venture in subsequent periods.

The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012.  The Partnership made an initial capital contribution of approximately $0.1 million during the year ended December 31, 2012 based upon its proportionate ownership interest.

The Partnership may contribute additional capital to the Muskie Proppant joint venture that was formed in the fourth quarter of 2012. The Partnership made an initial capital contribution of approximately $2.0 million during the fourth quarter of 2012 and an additional capital contribution of approximately $0.5 million during the year ended December 31, 2013, each based upon its proportionate ownership interest. During the six months ended June 30, 2014, the Partnership made capital contributions based upon its proportionate ownership interest of approximately $0.2 million to the Muskie Proppant joint venture. In addition, during the year ended December 31, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of June 30, 2014.

14. EARNINGS PER UNIT (“EPU”)

The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended June 30, 2014 and 2013:

Three months ended June 30, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(136)	$(3,839)	$(2,851)
Net (loss) from discontinued operations	(1)	(30)	(21)
Total interest in net (loss)	$(137)	$(3,869)	$(2,872)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,677	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,677	12,397

Net (loss) per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.23)	$(0.23)
Net (loss) per unit from discontinued operations	n/a	(0.00)	(0.00)
Net (loss) per common unit, basic	n/a	$(0.23)	$(0.23)
Net (loss) per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.23)	$(0.23)
Net (loss) per unit from discontinued operations	n/a	(0.00)	(0.00)
Net (loss) per common unit, diluted	n/a	$(0.23)	$(0.23)

Six months ended June 30, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(236)	$(6,634)	$(4,923)
Net income from discontinued operations	2,609	73,312	54,538
Total interest in net income	$2,373	$66,678	$49,615
Denominator:
Weighted average units used to compute basic EPU	n/a	16,668	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	7	—
Total dilutive securities	n/a	7	—
Weighted average units used to compute diluted EPU	n/a	16,675	12,397

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.40)	$(0.40)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, basic	n/a	$4.00	$4.00
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.40)	$(0.40)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, diluted	n/a	$4.00	$4.00

Three months ended June 30, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income:
Net income from continuing operations	$111	$3,008	$2,426
Net income from discontinued operations	7	191	154
Total interest in net income	$118	$3,199	$2,580
Denominator:
Weighted average units used to compute basic EPU	n/a	15,371	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net income from continuing operations and discontinued operations	n/a	8	—
Weighted average units used to compute diluted EPU	n/a	15,379	12,397

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$0.20	$0.20
Net income per unit from discontinued operations	n/a	0.01	0.01
Net income per common unit, basic	n/a	$0.21	$0.21
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$0.20	$0.20
Net income per unit from discontinued operations	n/a	0.01	0.01
Net income per common unit, diluted	n/a	$0.21	$0.21

Six months ended June 30, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income:
Net income from continuing operations	$105	$2,860	$2,309
Net income from discontinued operations	9	242	195
Total interest in net income	$114	$3,102	$2,504
Denominator:
Weighted average units used to compute basic EPU	n/a	15,358	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net income from continuing operations and discontinued operations	n/a	5	—
Weighted average units used to compute diluted EPU	n/a	15,363	12,397

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$0.19	$0.19
Net income per unit from discontinued operations	n/a	0.01	0.01
Net income per common unit, basic	n/a	$0.20	$0.20
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$0.19	$0.19
Net income per unit from discontinued operations	n/a	0.01	0.01
Net income per common unit, diluted	n/a	$0.20	$0.20

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the six months ended June 30, 2014, approximately 6,000 LTIP granted phantom units were anti-dilutive. Since the Partnership incurred a net loss for the three months ended June 30, 2014 for both continuing operations and discontinued operations, all potential dilutive units were excluded from the diluted EPU calculation for this period because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. For the three and six months ended June 30, 2013, approximately 13,000 LTIP granted phantom units were anti-dilutive.

15. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues (Note: customers with “n/a” had revenue below the 10% threshold in any period where this is indicated):

	June 30	Six months	Six months
	2014	ended	ended
	Receivable	June 30	June 30
	Balance	2014 Sales	2013 Sales
	(in thousands)
NRG Energy, Inc. (fka GenOn Energy, Inc.)	$1,872	$17,322	$22,948
Intermountain Power Agency	1,038	11,890	n/a
American Electric Power Company, Inc.	n/a	n/a	17,972

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s senior secured credit facility was determined based upon a market approach and approximates the carrying value at June 30, 2014. The fair value of the Partnership’s senior secured credit facility is a Level 2 measurement.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2014 excludes approximately $0.5 million of property additions, which are recorded in accounts payable, and approximately $0.2 million related to the value of phantom and restricted units that were issued to certain employees and directors of the General Partner. The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2013 excludes approximately $3.9 million of property additions, which are recorded in accounts payable,  and approximately $0.3 million related to the value of phantom and restricted units that were issued to certain employees and directors of the General Partner.

18. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. The Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the three and six months ended June 30, 2014, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Eastern Met (comprised solely of the joint venture with Patriot).

Beginning with 2013 year-end reporting, the Partnership included a reportable business segment for its oil and natural gas activities since the total assets for these operations met the quantitative threshold for separate segment reporting. The Oil and Natural Gas segment included the Partnership’s Utica Shale activities, which were sold during the first quarter of 2014 as described in Note 3, as well as the Partnership’s Cana Woodford activities, the Razorback drill pad construction operations and the Muskie joint venture to provide sand for fracking operations. Prior to 2013, the Partnership’s oil and natural gas activities were included in its Other category for segment reporting purposes. Since the majority of the Partnership’s oil and natural gas activities were in the Utica Shale and the Utica Shale financial results are now included in discontinued operations due to their sale, the segment data for the Partnership’s remaining oil and natural gas activities has been included in the Other category for segment reporting purposes for 2014 and the 2013 comparable periods since they are not material for separate segment reporting.

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

Reportable segment results of operations for the three months ended June 30, 2014 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$27,260	$17,445	$10,003	$5,200	$(5,200)	$—	$1,178	$55,886
DD&A	5,241	1,817	1,423	438	(438)	—	449	8,930
Interest expense	295	95	52	21	(21)	—	320	762
Net income (loss) from continuing operations	$(4,404)	$344	$(723)	$(3,547)	$1,738	$(1,809)	$(234)	$(6,826)

Reportable segment results of operations for the six months ended June 30, 2014 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$57,821	$36,209	$19,588	$12,729	$(12,729)	$—	$2,210	$115,828
DD&A	10,643	3,695	2,841	938	(938)	—	983	18,162
Interest expense	1,349	271	202	36	(36)	—	2,124	3,946
Net income (loss) from continuing operations	$(8,222)	$1,448	$(1,070)	$(5,264)	$2,580	$(2,684)	$(1,265)	$(11,793)

Reportable segment results of operations for the three months ended June 30, 2013 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$34,164	$20,294	$9,423	$7,649	$(7,649)	$—	$1,732	$65,613
DD&A	6,156	1,990	1,318	481	(481)	—	442	9,906
Interest expense	954	192	158	—	—	—	621	1,925
Net income (loss) from continuing operations	$(5,138)	$13,787	$(266)	$(4,105)	$2,012	$(2,093)	$(745)	$5,545

Reportable segment results of operations for the six months ended June 30, 2013 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$76,105	$42,161	$19,021	$13,818	$(13,818)	$—	$2,794	$140,081
DD&A	12,422	4,042	2,668	957	(957)	—	865	19,997
Interest expense	1,927	382	317	—	—	—	1,153	3,779
Net income (loss) from continuing operations	$(7,342)	$18,410	$(369)	$(6,502)	$3,186	$(3,316)	$(2,109)	$5,274

Additional summarized financial information for the Rhino Eastern equity method investment for the periods ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total costs and expenses	$8,726	$11,754	$17,957	$20,320
(Loss) from operations	(3,526)	(4,105)	(5,228)	(6,502)

19.  SUBSEQUENT EVENTS

On July 21, 2014, the Partnership announced a cash distribution of $0.445 per common unit, or $1.78 per unit on an annualized basis. This distribution will be paid on August 14, 2014 to all common unit holders of record as of the close of business on July 31, 2014. No distributions will be paid on the subordinated units.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region and oil and natural gas investments in the Cana Woodford region in western Oklahoma. As of December 31, 2013, we controlled an estimated 457.7 million tons of proven and probable coal reserves, consisting of an estimated 438.0 million tons of steam coal and an estimated 19.7 million tons of metallurgical coal. In addition, as of December 31, 2013, we controlled an estimated 277.0 million tons of non-reserve coal deposits. As of December 31, 2013, Rhino Eastern LLC, a joint venture in which we have a 51% membership interest and for which we serve as manager, controlled an estimated 43.9 million tons of proven and probable coal reserves at the Rhino Eastern mining complex located in Central Appalachia, consisting entirely of premium mid-vol and low-vol metallurgical coal, and an estimated 18.8 million tons of non-reserve coal deposits. As of June 30, 2014, we operated nine mines, including four underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. Our Rhino Eastern joint venture operates one underground mine in West Virginia. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. Our oil and natural gas investments as of June 30, 2014 consisted of approximately 1,900 net mineral acres that we own in the Cana Woodford region.

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

For the three and six months ended June 30, 2014, we generated revenues of approximately $55.9 million and $115.8 million, respectively. For the three months ended June 30, 2014 we generated a net loss of approximately $6.9 million and for the six months ended June 30, 2014 we generated net income of approximately $118.7 million, consisting primarily of the approximate $121.7 million gain from the sale of our Utica Shale oil and natural gas assets. Excluding results from the Rhino Eastern joint venture, for the three months ended June 30, 2014, we produced approximately 0.9 million tons of coal and sold approximately 0.8 million tons of coal and for the six months ended June 30, 2014 we produced approximately 1.7 million tons of coal and sold approximately 1.6 million. For the three and six months ended June 30, 2014, approximately 87% and 85%, respectively, of tons sold were sold pursuant to supply contracts. Additionally, the Rhino Eastern joint venture produced and sold approximately 0.1 million tons of premium mid-vol metallurgical coal for the three and six months ended June 30, 2014.

Recent Developments

Utica Shale Oil and Natural Gas Investment Sale

We and an affiliate of Wexford participated with Gulfport Energy (“Gulfport”), a publicly traded company, to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale. Our initial position in the Utica Shale consisted of a 10.8% net interest in approximately 80,000 gross acres. During the third quarter of 2012, we completed an exchange of our initial 10.8% position for a pro rata interest in 125,000 gross acres under lease by Gulfport and an affiliate of Wexford Capital. Also during the third quarter of 2012, our position was adjusted to a 5% net interest in the 125,000 gross acres, or approximately 6,250 net acres. As of December 31, 2013, our Utica Shale position consisted of our 5% net interest in a total portfolio of approximately 152,300 gross acres, or approximately 7,615 net acres, for a total purchase price of approximately $31.1 million. In addition, per the joint operating agreement among us, Gulfport and an affiliate of Wexford Capital, we funded our proportionate share of drilling costs to Gulfport for wells drilled on our acreage. As of December 31, 2013, we funded approximately $23.3 million of drilling costs. We received approximately $5.6 million of revenue from this investment for the year ended December 31, 2013.

In March 2014, we completed a purchase and sale agreement (the “Purchase Agreement”) with Gulfport to sell our oil and natural gas properties in the Utica Shale region for approximately $184.0 million (the “Purchase Price”). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from our portion of the Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, we were immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. The remaining $5.0 million to be paid per the Purchase agreement has not been finalized due to ongoing legal review. We recorded a gain of approximately $121.7 million during the six months ended June 30, 2014 related to this sale. The sale of our investment in the Utica Shale allowed us to eliminate substantially all of our debt, providing us with significant financial flexibility. The elimination of our debt provides us the capability to opportunistically expand our operations and increase our cash flow through the development of existing coal reserves or the potential acquisition of MLP qualifying assets.

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

Acquisition of Coal Property

In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, we were subsequently required to pay an additional $2.0 million related to this acquisition after certain conditions were met, of which $1.6 million was paid in the third quarter of 2012 and the remaining $0.4 million was paid in the fourth quarter of 2013. The $2.0 million in total payments was recorded in Property, plant and equipment. An additional $1.0 million in potential payments has not yet been recorded because the conditions requiring payment of this amount had not occurred as of June 30, 2014.

As of December 31, 2013, the coal leases and property were estimated to contain approximately 32.6 million tons of proven and probable coal reserves that are contiguous to the Green River. The property is fully permitted and provides the Partnership with access to Illinois

Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers. We have completed the initial construction of a new underground mining operation on this property. Production began in late May 2014 and the first barge shipments of coal departed from this facility in early July 2014.

Other Investments

We have invested in certain oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. Our investment includes approximately 1,900 net mineral acres that we own in the Cana Woodford region which provide monthly royalty revenue to Rhino.

In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. We recorded our proportionate portion of the operating loss for the three and six months ended June 30, 2014 of approximately $77,000 and approximately $118,000, respectively. During the six months ended June 30, 2014, we contributed additional capital based upon our ownership share to the Muskie joint venture in the amount of $0.2 million. In addition, during the year ended December 31, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of June 30, 2014.

In March 2012, we made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf Terminals LLC (“Timber Wolf”), with affiliates of Wexford Capital. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was our proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during the year ended 2012 or the six months ended June 30, 2014 and 2013.

In addition, during the second quarter of 2012 we formed Razorback, a services company to provide drill pad construction services in the Utica Shale for drilling operators. Razorback completed the construction of two drill pads during the six months ended June 30, 2014, in addition to the construction and upgrade of eleven drill pads during 2013. Two impoundments for fracking water were also constructed during 2013 and Razorback has constructed several access roads for operators in the Utica Shale region.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of June 30, 2014, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014 Q3-Q4	1,899	21
2015	2,171	5
2016	1,400	2
2017	1,100	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

We conduct business through four reportable business segments: Central Appalachia, Northern Appalachia, Eastern Met and Rhino Western. Additionally, we have an Other category that is described below. Our Central Appalachia segment consists of four mining complexes: Tug River, Rob Fork and Deane, which as of June 30, 2014, together included one active underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, the Leesville field and the Springdale field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of June 30, 2014. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of June 30, 2014. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. The Eastern Met segment includes our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex, located in West Virginia, and for which we serve as manager. As of June 30, 2014, this complex was comprised of one underground mine and a preparation plant and loadout facility (owned by our Rhino Eastern joint venture partner). Our new underground mine on our Pennyrile property in western Kentucky began production late in the second quarter of 2014 and did not have any initial sales in this quarter. The operating results from this new mine have been included in our Other category for segment reporting purposes since they are initially immaterial.

Beginning with 2013 year-end reporting, we had included a reportable business segment for our oil and natural gas activities since the total assets for these operations met the quantitative threshold for separate segment reporting. The Oil and Natural Gas segment included our Utica Shale activities, which were sold during the first quarter of 2014 as described earlier, as well as our Cana Woodford activities, the Razorback drill pad construction operations and the Muskie joint venture to provide sand for fracking operations. Prior to 2013, our oil and natural gas activities were included in our Other category for segment reporting purposes. Since the majority of our oil and natural gas activities were in the Utica Shale and the Utica Shale financial results are now included in discontinued operations due to their sale, the segment data for our remaining oil and natural gas activities has been included in the Other category for segment reporting purposes for 2014 and the 2013 comparable periods since they are not material for separate segment reporting. Our Other category is comprised of our ancillary businesses and our remaining oil and natural gas activities, as well as the initial operating results of our new Pennyrile mine as discussed above.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Statement of Operations Data:
Total revenues	$55.9	$65.6	$115.8	$140.1
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46.5	51.5	92.9	106.2
Freight and handling costs	0.4	0.3	0.7	0.6
Depreciation, depletion and amortization	8.9	9.9	18.2	20.0
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.7	5.0	10.2	10.5
(Gain) on sale/disposal of assets-net	(0.2)	(10.6)	(0.9)	(9.7)
(Loss)/Income from operations	(4.4)	9.5	(5.3)	12.5
Interest and other (expense)/income:
Interest expense	(0.8)	(1.9)	(4.0)	(3.8)
Interest income	0.3	—	0.3	—
Equity in net (loss) of unconsolidated affiliates	(1.9)	(2.1)	(2.8)	(3.4)
Total interest and other (expense) income	(2.4)	(4.0)	(6.5)	(7.2)
Net (loss) from continuing operations	(6.8)	5.5	(11.8)	5.3
Net (loss)/income from discontinued operations	(0.1)	0.4	130.5	0.4
Net (loss)/income	$(6.9)	$5.9	$118.7	$5.7

Other Financial Data
Adjusted EBITDA from continuing operations	$3.1	$17.5	$10.8	$30.5
Net (loss)/income from discontinued operations	(0.1)	0.4	130.5	0.4
DD&A included in net (loss)/income from discontinued operations	—	0.7	—	0.8
Total Adjusted EBITDA	$3.0	$18.6	$141.3	$31.7

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Summary.  For the three months ended June 30, 2014, our total revenues decreased to $55.9 million from $65.6 million for the three months ended June 30, 2013, which is a 14.8% decrease. We sold 0.8 million tons of coal for the three months ended June 30, 2014, which is a 13.1% decrease compared to the tons of coal sold for the three months ended June 30, 2013. This decrease was the result of continued weak demand in the met and steam coal markets. We believe the weak demand in the steam coal markets was primarily driven by an over-supply of low-priced natural gas that increased stockpiles of coal at electric utilities. We believe utilities have worked to decrease their coal stockpiles, but the utilities remain slow to replenish their coal inventories as natural gas prices remain relatively low and the summer weather temperatures have initially been below normal, which has resulted in a smaller demand for steam coal for electricity generation. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to ongoing economic weakness in China and Europe.

Net loss from continuing operations and Adjusted EBITDA from continuing operations decreased for the three months ended June 30, 2014 from the three months ended June 30, 2013. We generated a net loss from continuing operations of approximately $6.8 million for the three months ended June 30, 2014 compared to net income from continuing operations of approximately $5.5 million for the three months ended June 30, 2013 as reductions in costs were offset by lower coal revenues. For the three months ended June 30, 2013, our net income was positively impacted by $10.5 million from the sale of our 20% royalty interest in our Utica Shale property. Net loss from continuing operations for the three months ended June 30, 2014 was negatively impacted period to period due to a $1.8 million net loss from our Rhino Eastern joint venture compared to net loss of $2.1 million for the three months ended June 30, 2013, which represents our proportionate share of income from Rhino Eastern in which we have a 51% membership interest and for which we serve as manager.

Adjusted EBITDA from continuing operations decreased to $3.1 million for the three months ended June 30, 2014 from $17.5 million for the three months ended June 30, 2013. Adjusted EBITDA from continuing operations decreased period to period primarily due to the net loss from continuing operations as described above.

Including the loss from discontinued operations of approximately $0.1 million, our total net loss and Adjusted EBITDA for the three months ended June 30, 2014 were $6.9 million and $3.0 million, respectively.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the three months ended June 30, 2014 and 2013:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2014	June 30, 2013	Tons	% *
	(in thousands, except %)
Central Appalachia	304.9	363.3	(58.4)	(16.1)%
Northern Appalachia	252.2	314.4	(62.2)	(19.8)%
Rhino Western	235.7	234.1	1.6	0.7%
Total *†	792.8	911.8	(119.0)	(13.1)%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                         Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 0.8 million tons of coal for the three months ended June 30, 2014 compared to approximately 0.9 million tons for the three months ended June 30, 2013. The decrease in total tons sold year-to-year was primarily due to lower sales from our Hopedale complex in Northern Appalachia due to railroad transportation constraints, as well as fewer met coal tons sold from our Central Appalachia segment due to weak market conditions. Tons of coal sold in our Central Appalachia segment decreased by approximately 16.1% to approximately 0.3 million tons for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to a decrease in met coal tons sold in the three months ended June 30, 2014 compared to 2013. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.1 million tons, or 19.8%, to approximately 0.3 million tons for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to lower sales from our Hopedale complex as discussed above. Coal sales from our Rhino Western segment were relatively flat for the three months ended June 30, 2014 compared to 2013 as our Castle Valley mine continued to fulfill contracted customer shipments.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the three months ended June 30, 2014 and 2013:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2014	June 30, 2013	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$21.9	$29.2	$(7.3)	(24.9)%
Freight and handling revenues	—	—	—	n/a
Other revenues	5.4	5.0	0.4	7.7%
Total revenues	$27.3	$34.2	$(6.9)	(20.2)%
Coal revenues per ton*	$71.94	$80.42	$(8.48)	(10.5)%
Northern Appalachia
Coal revenues	$15.0	$18.4	$(3.4)	(18.3)%
Freight and handling revenues	0.4	0.6	(0.2)	(33.3)%
Other revenues	2.0	1.3	0.7	53.9%
Total revenues	$17.4	$20.3	$(2.9)	(14.0)%
Coal revenues per ton*	$59.37	$58.28	$1.09	1.9%
Rhino Western
Coal revenues	$10.0	$9.4	$0.6	6.2%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$10.0	$9.4	$0.6	6.2%
Coal revenues per ton*	$42.43	$40.24	$2.19	5.4%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	1.2	1.7	(0.5)	(32.0)%
Total revenues	$1.2	$1.7	$(0.5)	(32.0)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$46.9	$57.0	$(10.1)	(17.7)%
Freight and handling revenues	0.4	0.6	(0.2)	(33.3)%
Other revenues	8.6	8.0	0.6	6.8%
Total revenues	$55.9	$65.6	$(9.7)	(14.8)%
Coal revenues per ton*	$59.17	$62.47	$(3.30)	(5.3)%

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

Our coal revenues for the three months ended June 30, 2014 decreased by approximately $10.1 million, or 17.7%, to approximately $46.9 million from approximately $57.0 million for the three months ended June 30, 2013. The decrease in coal revenues was primarily due to fewer met coal tons sold and lower met coal prices in Central Appalachia, as well as fewer tons sold from our Hopedale complex in Northern Appalachia due to railroad transportation constraints. Coal revenues per ton were $59.17 for the three months ended June 30, 2014, a decrease of $3.30, or 5.3%, from $62.47 per ton for the three months ended June 30, 2013. This decrease in coal revenues per ton was primarily the result of lower prices for met coal sold in Central Appalachia, partially offset by an increase in coal revenues per ton in our Northern Appalachia segment primarily due to fewer lower priced tons being sold from our Sands Hill complex for the three months ended June 30, 2014 compared to the same period in 2013.

For our Central Appalachia segment, coal revenues decreased by approximately $7.3 million, or 24.9%, to approximately $21.9 million for the three months ended June 30, 2014 from approximately $29.2 million for the three months ended June 30, 2013, primarily due to fewer met coal tons sold and a decrease in the price for met coal tons sold, which reflects the weak met coal market conditions discussed earlier. Coal revenues per ton for our Central Appalachia segment decreased by $8.48, or 10.5%, to $71.94 per ton for the three months ended June 30, 2014 as compared to $80.42 for the three months ended June 30, 2013, primarily due to lower prices for met coal sold, along with the expiration of a long-term, above-market steam coal sales contract. Other revenues increased slightly for our Central Appalachia segment primarily due to higher coal royalty revenue from our coal leasing business as our lessees mined more tons during the three months ended June 30, 2014 compared to the same period in 2013.

For our Northern Appalachia segment, coal revenues were approximately $15.0 million for the three months ended June 30, 2014, a decrease of approximately $3.4 million, or 18.3%, from approximately $18.4 million for the three months ended June 30, 2013. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia primarily due to railroad transportation constraints as mentioned earlier. Coal revenues per ton for our Northern Appalachia segment increased by $1.09, or 1.9%, to $59.37 per ton for the three months ended June 30, 2014 as compared to $58.28 per ton for the three months ended June 30, 2013. This increase was primarily due to the mix of fewer lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues were relatively flat for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Coal revenues per ton for our Rhino Western segment were $42.43 for the three months ended June 30, 2014, an increase of $2.19, or 5.4%, from $40.24 for the three months ended June 30, 2013. The increase in coal revenues per ton were due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended June 30, 2014 compared to the same period in 2013.

Other revenues for our Other category decreased by approximately $0.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to lower revenues from our Razorback drill pad construction company due to fewer drill pads completed during the three months ended June 30, 2014 as compared to the same period in 2013.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended June 30, 2014	Three months ended June 30, 2013	Increase (Decrease) %*
Met coal tons sold	49.3	129.8	(62.1)%
Steam coal tons sold	255.6	233.5	9.5%
Total tons sold †	304.9	363.3	(16.1)%

Met coal revenue	$3,897	$11,537	(66.2)%
Steam coal revenue	$18,037	$17,682	2.0%
Total coal revenue †	$21,934	$29,219	(24.9)%

Met coal revenues per ton	$79.12	$88.87	(11.0)%
Steam coal revenues per ton	$70.56	$75.72	(6.8)%
Total coal revenues per ton †	$71.94	$80.42	(10.5)%

Met coal tons produced	81.4	173.0	(52.9)%
Steam coal tons produced	258.7	262.9	(1.6)%
Total tons produced †	340.1	435.9	(22.0)%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended June 30, 2014 and 2013:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2014	June 30, 2013	$	%*
	(in millions, except per ton data and %)
Central Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.5	$25.6	$(5.1)	(20.2)%
Freight and handling costs	—	0.1	(0.1)	n/a
Depreciation, depletion and amortization	5.2	6.2	(1.0)	(14.9)%
Selling, general and administrative	4.4	4.7	(0.3)	(7.3)%
Cost of operations per ton*	$67.09	$70.56	$(3.47)	(4.9)%

Northern Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.1	$13.9	$0.2	1.6%
Freight and handling costs	0.4	0.2	0.2	109.7%
Depreciation, depletion and amortization	1.9	2.0	(0.1)	(8.7)%
Selling, general and administrative	0.1	0.1	—	22.9%
Cost of operations per ton*	$56.04	$44.25	$11.79	26.6%

Rhino Western

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$8.7	$7.7	$1.0	13.6%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.4	1.3	0.1	8.0%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$37.05	$32.85	$4.20	12.8%

Other

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$3.2	$4.3	$(1.1)	(24.2)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.4	0.4	—	1.7%
Selling, general and administrative	0.2	0.2	—	22.3%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$46.5	$51.5	$(5.0)	(9.6)%
Freight and handling costs	0.4	0.3	0.1	13.9%
Depreciation, depletion and amortization	8.9	9.9	(1.0)	(9.8)%
Selling, general and administrative	4.7	5.0	(0.3)	(5.9)%
Cost of operations per ton*	$58.69	$56.44	$2.25	4.0%

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

Cost of Operations.  Total cost of operations was $46.5 million for the three months ended June 30, 2014 as compared to $51.5 million for the three months ended June 30, 2013. Our cost of operations per ton was $58.69 for the three months ended June 30, 2014, an increase of $2.25, or 4.0%, from the three months ended June 30, 2013. Total cost of operations decreased primarily due to a decrease in tons produced in our Central Appalachia, which was in response to weak market conditions for coal from this complex. The increase in the cost of operations on a per ton basis was primarily due to an increase from our Northern Appalachia operations associated adverse mining conditions at our Hopedale operation as we advanced through thin coal while developing the 7-seam reserve at this location, partially offset by a decrease in Central Appalachia due to production at lower cost operations.

Our cost of operations for the Central Appalachia segment decreased by $5.1 million, or 20.2%, to $20.5 million for the three months ended June 30, 2014 from $25.6 million for the three months ended June 30, 2013. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions. Our cost of operations per ton decreased to $67.09 per ton for the three months ended June 30, 2014 from $70.56 per ton for the three months ended June 30, 2013. The decrease in cost of operations per ton was primarily due to production at lower cost operations, which was partially offset by higher per ton costs due to the temporarily idling during the quarter of the Rob Fork facility due to a fire that closed the railroad tunnel to this location.

In our Northern Appalachia segment, our cost of operations increased by $0.2 million, or 1.6%, to $14.1 million for the three months ended June 30, 2014 from $13.9 million for the three months ended June 30, 2013. Our cost of operations per ton was $56.04 for the three months ended June 30, 2014, an increase of $11.79, or 26.6%, compared to $44.25 for the three months ended June 30, 2013. The increase in total cost of operations and cost of operations per ton was primarily due to adverse mining conditions at our Hopedale operation discussed earlier.

Our cost of operations for the Rhino Western segment increased by $1.0 million, or 13.6%, to $8.7 million for the three months ended June 30, 2014 from $7.7 million for the three months ended June 30, 2013. Our cost of operations per ton increased to $37.05 per ton for the three months ended June 30, 2014 from $32.85 per ton for three months ended June 30, 2013. The increases in cost of operations and cost of operations per ton were primarily due to high maintenance expenses and other unusual expenses during the quarter at our Castle Valley mine.

Cost of operations in our Other category decreased by $1.1 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to lower costs for outside professional services.

Freight and Handling.  Total freight and handling cost for the three months ended June 30, 2014 increased by $0.1 million, or 13.9%, to $0.4 million from $0.3 million for the three months ended June 30, 2013. This increase was primarily due to coal sold from our Sands Hill complex that required transportation by truck to the customer.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2014 was $8.9 million as compared to $9.9 million for the three months ended June 30, 2013.

For the three months ended June 30, 2014, our depreciation cost decreased to $7.2 million from $7.9 million for the three months ended June 30, 2013. This decrease is primarily due to lower depreciation costs in our Central Appalachia segment.

For the three months ended June 30, 2014, our depletion cost was relatively flat at $1.3 million compared to the three months ended June 30, 2013.

For the three months ended June 30, 2014, our amortization cost decreased to $0.4 million from $0.7 million for the three months ended June 30, 2013. This decrease is primarily due to lower amortization costs of mine development in our Central Appalachia segment.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2014 decreased to $4.7 million as compared to $5.0 million for the three months ended June 30, 2013. This decrease was primarily attributable to lower corporate overhead expenses.

Interest Expense.  Interest expense for the three months ended June 30, 2014 decreased to $0.8 million as compared to $1.9 million for the three months ended June 30, 2013, primarily due to a lower balance on our revolving credit facility.

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

(In thousands, except per ton data and %)	Three months ended June 30, 2014	Three months ended June 30, 2013	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$5,132	$7,633	(32.8)%
Total revenues	$5,200	$7,649	(32.0)%
Coal revenues per ton*	$97.33	$106.71	(8.8)%
Cost of operations	$7,598	$10,509	(27.7)%
Cost of operations per ton*	$144.10	$146.92	(1.9)%
Depreciation, depletion and amortization	$438	$481	(9.0)%
Interest expense	$21	$0	n/a
Net income (loss)	$(3,547)	$(4,105)	(13.6)%
Partnership’s portion of net income (loss)	$(1,809)	$(2,093)	(13.6)%
Tons produced	40.4	42.7	(5.2)%
Tons sold	52.7	71.5	(26.3)%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

Cost of operations improved slightly year to year as we transitioned mining operations to the lower cost Eagle #3 mine. However, we incurred unexpected higher costs during the three months ended June 30, 2014 as we encountered adverse mining conditions at Rhino Eastern, which included a roof fall in the mine that resulted in several days of lost production. Rhino Eastern recorded lower revenues from reduced sales volumes during the three months ended June 30, 2014 compared to the same period in 2013 due to weak conditions in the met coal market that were discussed earlier. In addition, a significant decrease in the market price for the quality of met coal that Rhino Eastern produces continues to impact the coal revenues, total revenues and financial results of Rhino Eastern.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the three months ended June 30, 2014 and 2013:

	Three months ended	Three months ended	Increase
Segment	June 30, 2014	June 30, 2013	(Decrease)
	(in millions)
Central Appalachia	$(4.4)	$(5.1)	$0.7
Northern Appalachia	0.3	13.8	(13.5)
Rhino Western	(0.7)	(0.3)	(0.4)
Eastern Met *	(1.8)	(2.1)	0.3
Other	(0.2)	(0.8)	0.6
Total	$(6.8)	$5.5	$(12.3)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the three months ended June 30, 2014, total net loss from continuing operations was a loss of approximately $6.8 million compared to net income from continuing operations of approximately $5.5 million for the three months ended June 30, 2013. Our net income from continuing operations decreased to a net loss year to year as decreases in costs and expenses were offset by decreases in coal revenues. For the three months ended June 30, 2013, our net income was positively impacted by $10.5 million from the sale of our 20% royalty interest in our Utica Shale property. Including our loss from discontinued operations of approximately $0.1 million, our total net loss for the three months ended June 30, 2014 was approximately $6.9 million. Income from discontinued operations of approximately $0.4 million for the three months ended June 30, 2013 resulted in total net income of approximately $5.9 million as the Utica Shale oil and gas properties began limited production and sales during the three months ended June 30, 2013.

For our Central Appalachia segment, net loss from continuing operations was approximately $4.4 million for the three months ended June 30, 2014, a $0.7 million smaller net loss as compared to the three months ended June 30, 2013, as ongoing weakness in the met and steam coal markets continued to adversely affect results in this segment. Net income from continuing operations in our Northern Appalachia segment decreased by $13.5 million to $0.3 million for the three months ended June 30, 2014, from $13.8 million for the three months ended June 30, 2013. This decrease was primarily due to higher costs attributable to difficult mining conditions at our Hopedale complex that were discussed earlier as well as fewer tons sold at our Hopedale complex due to railroad transportation constraints. Net income in Northern Appalachia for three months ended June 30, 2013 benefited from the $10.5 million received from the sale of our 20% royalty interest in our Utica Shale property. Net loss from continuing operations in our Rhino Western segment was a loss of $0.7 million for the three months ended June 30, 2014, compared to a net loss from continuing operations of $0.3 million for the three months ended June 30, 2013. This larger net loss was primarily the result of an increase in cost of operations at our Castle Valley operation due to high maintenance expenses and other unusual expenses compared to the prior year. Our Eastern Met segment recorded a net loss from continuing operations of $1.8 million for the three months ended June 30, 2014 compared to a net loss from continuing operations of $2.1 million for the three months ended June 30, 2013. Results improved slightly at Rhino Eastern as cost of operations improved year to year as we transitioned to the lower cost Eagle 3 mine, but weak pricing in the met coal market and adverse mining conditions continued to cause Rhino Eastern to generate a net loss from continuing operations for the three months ended June 30, 2014.  For the Other category, we had a net loss from continuing operations of $0.2 million for the three months ended June 30, 2014, which was an improvement as compared to a net loss from continuing operations of $0.8 million for the three months ended June 30, 2013. The improvement year to year was primarily due to lower costs for outside professional services in the three months ended June 30, 2014.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended June 30, 2014 and 2013:

	Three months ended	Three months ended	Increase
Segment	June 30, 2014	June 30, 2013	(Decrease)
	(in millions)
Central Appalachia	$1.1	$2.0	$(0.9)
Northern Appalachia	2.3	16.0	(13.7)
Rhino Western	0.8	1.2	(0.4)
Eastern Met *	(1.6)	(1.9)	0.3
Other	0.5	0.2	0.3
Total	$3.1	$17.5	$(14.4)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total Adjusted EBITDA from continuing operations for the three months ended June 30, 2014 was $3.1 million, a decrease of $14.4 million from the three months ended June 30, 2013. Adjusted EBITDA from continuing operations decreased primarily as a result of a decrease in net income, as described previously. Total Adjusted EBITDA for the three months ended June 30, 2014 and 2013 was $3.0 million and $18.6 million, respectively, once the results from discontinued operations were included. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Summary.  For the six months ended June 30, 2014, our total revenues decreased to $115.8 million from $140.1 million for the six months ended June 30, 2013, which is a 17.3% decrease. We sold 1.6 million tons of coal for the six months ended June 30, 2014, which is a 14.5% decrease compared to the tons of coal sold for the six months ended June 30, 2013. This decrease was the result of continued weak demand in the met and steam coal markets as discussed earlier.

Net loss from continuing operations and Adjusted EBITDA from continuing operations decreased for the six months ended June 30, 2014 from the six months ended June 30, 2013. We generated a net loss from continuing operations of approximately $11.8 million for the six months ended June 30, 2014 compared to net income from continuing operations of approximately $5.3 million for the six months ended June 30, 2013 as reductions in costs were offset by lower coal revenues. For the six months ended June 30, 2013, our net income was positively impacted by $10.5 million from the sale of our 20% royalty interest in our Utica Shale property. Net loss from continuing operations for the six months ended June 30, 2014 was negatively impacted period to period due to a $2.7 million net loss from our Rhino Eastern joint venture compared to net loss of $3.3 million for the six months ended June 30, 2013, which represents our proportionate share of income from Rhino Eastern in which we have a 51% membership interest and for which we serve as manager.

Adjusted EBITDA from continuing operations decreased to $10.8 million for the six months ended June 30, 2014 from $30.5 million for the six months ended June 30, 2013. Adjusted EBITDA from continuing operations decreased period to period primarily due to the net loss from continuing operations generated in 2014 as described above.

Including income from discontinued operations of approximately $130.5 million, our total net income and Adjusted EBITDA for the six months ended June 30, 2014 were $118.7 million and $141.3 million, respectively. Income from discontinued operations consisted primarily of the gain of approximately $121.7 million from the sale of our Utica Shale oil and natural gas properties.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the six months ended June 30, 2014 and 2013:

	Six months	Six months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2014	June 30, 2013	Tons	% *
	(in millions, except %)
Central Appalachia	657.7	783.8	(126.1)	(16.1)%
Northern Appalachia	514.2	663.2	(149.0)	(22.5)%
Rhino Western	467.3	471.0	(3.7)	(0.8)%
Total *†	1,639.2	1,918.0	(278.8)	(14.5)%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                         Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 1.6 million tons of coal for the six months ended June 30, 2014 compared to approximately 1.9 million tons for the six months ended June 30, 2013. The decrease in total tons sold year-to-year was primarily due to lower sales from our Hopedale complex in Northern Appalachia due to railroad transportation constraints, as well as fewer met coal tons sold from our Central Appalachia segment due to weak market conditions. Tons of coal sold in our Central Appalachia segment decreased by approximately 16.1% to approximately 0.7 million tons for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to a decrease in met coal tons sold in the six months ended June 30, 2014 compared to 2013. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.1 million tons, or 22.5%, to approximately 0.5 million tons for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to lower sales from our Hopedale complex as discussed above. Coal sales from our Rhino Western segment were relatively flat for the six months ended June 30, 2014 compared to 2013 as our Castle Valley mine continued to fulfill contracted customer shipments.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the six months ended June 30, 2014 and 2013:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2014	June 30, 2013	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$47.6	$66.8	$(19.2)	(28.6)%
Freight and handling revenues	—	—	—	n/a
Other revenues	10.2	9.3	0.9	9.0%
Total revenues	$57.8	$76.1	$(18.3)	(24.0)%
Coal revenues per ton*	$72.45	$85.19	$(12.74)	(15.0)%
Northern Appalachia
Coal revenues	$30.9	$38.6	$(7.7)	(19.9)%
Freight and handling revenues	0.8	1.3	(0.5)	(39.4)%
Other revenues	4.5	2.3	2.2	95.7%
Total revenues	$36.2	$42.2	$(6.0)	(14.1)%
Coal revenues per ton*	$60.12	$58.18	$1.94	3.3%
Rhino Western
Coal revenues	$19.6	$19.0	$0.6	2.9%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$19.6	$19.0	$0.6	3.0%
Coal revenues per ton*	$41.89	$40.37	$1.52	3.7%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	2.2	2.8	(0.6)	(20.9)%
Total revenues	$2.2	$2.8	$(0.6)	(20.9)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$98.1	$124.4	$(26.3)	(21.1)%
Freight and handling revenues	0.8	1.3	(0.5)	(39.4)%
Other revenues	16.9	14.4	2.5	17.2%
Total revenues	$115.8	$140.1	$(24.3)	(17.3)%
Coal revenues per ton*	$59.87	$64.85	$(4.98)	(7.7)%

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

Our coal revenues for the six months ended June 30, 2014 decreased by approximately $26.3 million, or 21.1%, to approximately $98.1 million from approximately $124.4 million for the six months ended June 30, 2013. The decrease in coal revenues was primarily due to fewer met coal tons sold and lower met coal prices in Central Appalachia, as well as fewer tons sold from our Hopedale complex in Northern Appalachia due to railroad transportation constraints. Coal revenues per ton were $59.87 for the six months ended June 30, 2014, a decrease of $4.98, or 7.7%, from $64.85 per ton for the six months ended June 30, 2013. This decrease in coal revenues per ton was primarily the result of lower prices for met coal sold in Central Appalachia, partially offset by an increase in coal revenues per ton in our Northern Appalachia segment primarily due to fewer lower priced tons being sold from our Sands Hill complex for the six months ended June 30, 2014 compared to the same period in 2013.

For our Central Appalachia segment, coal revenues decreased by approximately $19.2 million, or 28.6%, to approximately $47.6 million for the six months ended June 30, 2014 from approximately $66.8 million for the six months ended June 30, 2013, primarily due to fewer met coal tons sold and a decrease in the price for met coal tons sold due to ongoing weakness in the met coal market. Coal revenues per ton for our Central Appalachia segment decreased by $12.74, or 15.0%, to $72.45 per ton for the six months ended June 30, 2014 as compared to $85.19 for the six months ended June 30, 2013, primarily due to lower prices for met coal sold, along with the expiration of a long-term, above-market steam coal sales contract. Other revenues increased slightly for our Central Appalachia segment primarily due to higher coal royalty revenue from our coal leasing business as our lessees mined more tons during the six months ended June 30, 2014 as compared to the same period in 2013.

For our Northern Appalachia segment, coal revenues were approximately $30.9 million for the six months ended June 30, 2014, a decrease of approximately $7.7 million, or 19.9%, from approximately $38.6 million for the six months ended June 30, 2013. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia as mentioned earlier. Coal revenues per ton for our Northern Appalachia segment increased by $1.94, or 3.3%, to $60.12 per ton for the six months ended June 30, 2014 as compared to $58.18 per ton for the six months ended June 30, 2013. This increase was primarily due to the mix of fewer lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues were relatively flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Coal revenues per ton for our Rhino Western segment were $41.89 for the six months ended June 30, 2014, an increase of $1.52, or 3.7%, from $40.37 for the six months ended June 30, 2013. The increase in coal revenues per ton were due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the six months ended June 30, 2014 compared to the same period in 2013.

Other revenues for our Other category decreased by approximately $0.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to lower revenues from our Razorback drill pad construction company due to fewer drill pads completed during the six months ended June 30, 2014 as compared to the same period in 2013.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase (Decrease) %*
Met coal tons sold	135.5	311.7	(56.5)%
Steam coal tons sold	522.2	472.1	10.6%
Total tons sold †	657.7	783.8	(16.1)%

Met coal revenue	$10,902	$30,318	(64.0)%
Steam coal revenue	$36,750	$36,459	0.8%
Total coal revenue †	$47,652	$66,777	(28.6)%

Met coal revenues per ton	$80.42	$97.25	(17.3)%
Steam coal revenues per ton	$70.38	$77.23	(8.9)%
Total coal revenues per ton †	$72.45	$85.19	(15.0)%

Met coal tons produced	188.5	289.7	(34.9)%
Steam coal tons produced	494.0	534.2	(7.5)%
Total tons produced †	682.5	823.9	(17.2)%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the six months ended June 30, 2014 and 2013:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2014	June 30, 2013	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$41.5	$54.3	$(12.8)	(23.6)%
Freight and handling costs	—	0.2	(0.2)	n/a
Depreciation, depletion and amortization	10.6	12.4	(1.8)	(14.3)%
Selling, general and administrative	9.6	9.9	(0.3)	(2.6)%
Cost of operations per ton*	$63.13	$69.30	$(6.17)	(8.9)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$28.5	$27.9	$0.6	2.4%
Freight and handling costs	0.7	0.4	0.3	103.3%
Depreciation, depletion and amortization	3.7	4.0	(0.3)	(8.6)%
Selling, general and administrative	0.1	0.1	—	(14.0)%
Cost of operations per ton*	$55.51	$42.02	$13.49	32.1%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$16.5	$15.3	$1.2	8.0%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	2.9	2.7	0.2	6.5%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$35.26	$32.40	$2.86	8.8%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.4	$8.7	$(2.3)	(27.4)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.0	0.9	0.1	13.6%
Selling, general and administrative	0.5	0.5	—	5.4%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$92.9	$106.2	$(13.3)	(12.5)%
Freight and handling costs	0.7	0.6	0.1	19.9%
Depreciation, depletion and amortization	18.2	20.0	(1.8)	(9.2)%
Selling, general and administrative	10.2	10.5	(0.3)	(2.2)%
Cost of operations per ton*	$56.69	$55.39	$1.30	2.3%

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

Cost of Operations.  Total cost of operations was $92.9 million for the six months ended June 30, 2014 as compared to $106.2 million for the six months ended June 30, 2013. Our cost of operations per ton was $56.69 for the six months ended June 30, 2014, an increase of $1.30, or 2.3%, from the six months ended June 30, 2013. Total cost of operations decreased primarily due to a decrease in tons produced in our Central Appalachia, which was in response to weak market conditions for coal from this complex. The increase in the cost of operations on a per ton basis was primarily due to an increase from our Northern Appalachia operations associated adverse mining conditions at our Hopedale operation as we advanced through thin coal while developing the 7-seam reserve, partially offset by a decrease in Central Appalachia due to production at lower cost operations.

Our cost of operations for the Central Appalachia segment decreased by $12.8 million, or 23.6%, to $41.5 million for the six months ended June 30, 2014 from $54.3 million for the six months ended June 30, 2013. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions. Our cost of operations per ton decreased to $63.13 per ton for the six months ended June 30, 2014 from $69.30 per ton for the six months ended June 30, 2013. The decrease in cost of operations per ton was primarily due to production at lower cost operations, which was partially offset by higher per ton costs due to the temporarily idling during the second quarter of 2014 of the Rob Fork facility due to a fire that closed the railroad tunnel to this location.

In our Northern Appalachia segment, our cost of operations increased by $0.6 million, or 2.4%, to $28.5 million for the six months ended June 30, 2014 from $27.9 million for the six months ended June 30, 2013. Our cost of operations per ton was $55.51 for the six months ended June 30, 2014, an increase of $13.49, or 32.1%, compared to $42.02 for the six months ended June 30, 2013. The increase in total cost of operations and cost of operations per ton was primarily due to adverse mining conditions at our Hopedale operation as discussed earlier.

Our cost of operations for the Rhino Western segment increased by $1.2 million, or 8.0%, to $16.5 million for the six months ended June 30, 2014 from $15.3 million for the six months ended June 30, 2013. Our cost of operations per ton increased to $35.26 per ton for the six months ended June 30, 2014 from $32.40 per ton for six months ended June 30, 2013. The increases in cost of operations and cost of operations per ton were primarily due to high maintenance expenses and other unusual expenses at our Castle Valley mine.

Cost of operations in our Other category decreased by $2.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to lower costs for outside professional services.

Freight and Handling.  Total freight and handling cost for the six months ended June 30, 2014 increased by $0.1 million, or 19.9%, to $0.7 million from $0.6 million for the six months ended June 30, 2013. This increase was primarily due to coal sold from our Sands Hill complex that required transportation by truck to the customer.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization expense for the six months ended June 30, 2014 was $18.2 million as compared to $20.0 million for the six months ended June 30, 2013.

For the six months ended June 30, 2014, our depreciation cost decreased to $14.7 million from $16.0 million for the six months ended June 30, 2013. This decrease is primarily due to lower depreciation costs in our Central Appalachia segment.

For the six months ended June 30, 2014, our depletion cost was $2.5 million compared to $2.6 million for the six months ended June 30, 2013. This decrease is primarily due to fewer coal tons produced in our Central Appalachia segment.

For the six months ended June 30, 2014, our amortization cost decreased to $1.0 million from $1.4 million for the six months ended June 30, 2013. This decrease is primarily due to lower amortization costs of mine development in our Central Appalachia segment.

Selling, General and Administrative.  Selling, general and administrative expense for the six months ended June 30, 2014 decreased to approximately $10.2 million as compared to $10.5 million for the six months ended June 30, 2013. This decrease was primarily attributable to lower corporate overhead expenses.

Interest Expense.  Interest expense for the six months ended June 30, 2014 increased to $4.0 million as compared to $3.8 million for the six months ended June 30, 2013, primarily due to the write-off of approximately $1.1 million of a portion of our unamortized debt issuance costs. This write-off was due to an amendment of our credit facility that reduced the borrowing capacity from $300 million to $200 million.  See the discussion on our credit agreement in the Liquidity section that follows for more information on this amendment.

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

(In thousands, except per ton data and %)	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$12,594	$13,802	(8.8)%
Total revenues	$12,729	$13,818	(7.9)%
Coal revenues per ton*	$97.83	$112.77	(13.3)%
Cost of operations	$15,615	$18,053	(13.5)%
Cost of operations per ton*	$121.30	$147.51	(17.8)%
Depreciation, depletion and amortization	$938	$957	(1.9)%
Interest expense	$36	$0	n/a
Net income (loss)	$(5,264)	$(6,502)	(19.0)%
Partnership’s portion of net income (loss)	$(2,685)	$(3,316)	(19.0)%
Tons produced	119.9	79.3	51.2%
Tons sold	128.7	122.4	5.2%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

An increase in tons produced and sold for the six months ended June 30, 2014 compared to the same period in 2013 resulted in a lower net loss for the six months ended June 30, 2014 compared to the same period in 2013.  Additionally, cost of operations improved year to year as we transitioned mining operations to the lower cost Eagle #3 mine. However, we incurred unexpected higher costs during the second quarter of 2014 as we encountered adverse mining conditions at Rhino Eastern, which included a roof fall in the mine that resulted in several days of lost production. In addition, a significant decrease in the market price for the quality of met coal that Rhino Eastern produces continues to impact the financial results of Rhino Eastern.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the six months ended June 30, 2014 and 2013:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2014	June 30, 2013	(Decrease)
	(in millions)
Central Appalachia	$(8.2)	$(7.3)	$(0.9)
Northern Appalachia	1.4	18.4	(17.0)
Rhino Western	(1.1)	(0.4)	(0.7)
Eastern Met *	(2.7)	(3.3)	0.6
Other	(1.2)	(2.1)	0.9
Total	$(11.8)	$5.3	$(17.1)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the six months ended June 30, 2014, total net loss from continuing operations was a loss of approximately $11.8 million compared to net income of approximately $5.3 million for the six months ended June 30, 2013. We had a net loss from continuing operations compared to net income in the prior year as decreases in costs and expenses were offset by decreases in coal revenues. For the six months ended June 30, 2013, our net income was positively impacted by $10.5 million from the sale of our 20% royalty interest in our Utica Shale property. Including our income from discontinued operations of approximately $130.5 million, our total net income for the six months ended June 30, 2014 was approximately $118.7 million. Our income from discontinued operations for the six months ended June 30, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties. Income from discontinued operations of approximately $0.4 million for the six months ended June 30, 2013 resulted in total net income of approximately $5.7 million as the Utica Shale oil and gas properties had limited production and sales during the first six months of 2013.

For our Central Appalachia segment, net loss from continuing operations was approximately $8.2 million for the six months ended June 30, 2014, a $0.9 million larger net loss as compared to the six months ended June 30, 2013, primarily due to ongoing weakness in the met and steam coal markets. Net income from continuing operations in our Northern Appalachia segment decreased by $17.0 million to $1.4 million for the six months ended June 30, 2014, from $18.4 million for the six months ended June 30, 2013. This decrease was primarily due to higher costs attributable to difficult mining conditions at our Hopedale complex that were discussed earlier as well as fewer tons sold at our Hopedale complex due to railroad transportation constraints. For the six months ended June 30, 2013, net income in our Northern Appalachia segment was positively impacted by $10.5 million from the sale of our 20% royalty interest in our Utica Shale property. Net loss from continuing operations in our Rhino Western segment was a loss of $1.1 million for the six months ended June 30, 2014, compared to a net loss from continuing operations of $0.4 million for the six months ended June 30, 2013. This larger net loss was primarily the result of an increase in cost of operations year to year at our Castle Valley operation. Our Eastern Met segment recorded a net loss from continuing operations of $2.7 million for the six months ended June 30, 2014 compared to a net loss from continuing operations of $3.3 million for the six months ended June 30, 2013. Results improved slightly at Rhino Eastern as cost of operations improved year to year as we transitioned to the lower cost Eagle #3 mine, but weak pricing in the met coal market continued to cause Rhino Eastern to generate a net loss from continuing operations for the six months ended June 30, 2014.  For the Other category, we had a net loss from continuing operations of $1.2 million for the six months ended June 30, 2014, which was an improvement as compared to a net loss from continuing operations of $2.1 million for the six months ended June 30, 2013. The improvement year to year was primarily due to lower costs for outside professional services in the six months ended June 30, 2014.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the six months ended June 30, 2014 and 2013:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2014	June 30, 2013	(Decrease)
	(in millions)
Central Appalachia	$3.8	$7.9	$(4.1)
Northern Appalachia	5.4	22.8	(17.4)
Rhino Western	2.0	2.6	(0.6)
Eastern Met *	(2.2)	(2.8)	0.6
Other	1.8	—	1.8
Total	$10.8	$30.5	$(19.7)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total Adjusted EBITDA from continuing operations for the six months ended June 30, 2014 was $10.8 million, a decrease of $19.7 million from the six months ended June 30, 2013. Adjusted EBITDA from continuing operations decreased primarily as a result of a decrease in net income, as described previously. Total Adjusted EBITDA for the six months ended June 30, 2014 and 2013 was $141.3 million and $31.7 million, respectively, once the results from discontinued operations were included.  The increase in total Adjusted EBITDA year to year was primarily attributable to the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Eastern
Three months ended June 30, 2014	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income from continuing operations	$(4.4)	$0.3	$(0.7)	$(1.8)	$(0.2)	$(6.8)
Plus:
DD&A	5.2	1.9	1.4	—	0.4	8.9
Interest expense	0.3	0.1	0.1	—	0.3	0.8
EBITDA from continuing operations†	$1.1	$2.3	$0.8	$(1.8)	$0.5	$2.9
Plus: Rhino Eastern DD&A-51%	—	—	—	0.2	—	0.2
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	1.1	2.3	0.8	(1.6)	0.5	3.1
Net (loss) from discontinued operations	—	—	—	—	—	(0.1)
Adjusted EBITDA †	$1.1	$2.3	$0.8	$(1.6)	$0.5	$3.0

	Central	Northern	Rhino	Eastern
Three months ended June 30, 2013	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income from continuing operations	$(5.1)	$13.8	$(0.3)	$(2.1)	$(0.8)	$5.5
Plus:
DD&A	6.2	2.0	1.3	—	0.4	9.9
Interest expense	0.9	0.2	0.2	—	0.6	1.9
EBITDA from continuing operations† **	$2.0	$16.0	$1.2	$(2.1)	$0.2	$17.3
Plus: Rhino Eastern DD&A-51%	—	—	—	0.2	—	0.2
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Plus: Non-cash write-off of mining equipment (1)	—	—	—	—	—	—
Adjusted EBITDA from continuing operations† **	2.0	16.0	1.2	(1.9)	0.2	17.5
Net income from discontinued operations	—	—	—	—	—	0.4
DD&A included in net income from discontinued operations	—	—	—	—	—	0.7
Adjusted EBITDA †	$2.0	$16.0	$1.2	$(1.9)	$0.2	$18.6

	Central	Northern	Rhino	Eastern
Six months ended June 30, 2014	Appalachia	Appalachia	Western	Met *	Other	Total**
	(in millions)
Net income from continuing operations	$(8.2)	$1.4	$(1.1)	$(2.7)	$(1.2)	$(11.8)
Plus:
DD&A	10.6	3.7	2.9	—	1.0	18.2
Interest expense	1.4	0.3	0.2	—	2.0	4.0
EBITDA from continuing operations† **	$3.8	$5.4	$2.0	$(2.7)	$1.8	$10.3
Plus: Rhino Eastern DD&A-51%	—	—	—	0.5	—	0.5
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	3.8	5.4	2.0	(2.2)	1.8	10.8
Net income from discontinued operations	—	—	—	—	—	130.5
Adjusted EBITDA †	$3.8	$5.4	$2.0	$(2.2)	$1.8	$141.3

	Central	Northern	Rhino	Eastern
Six months ended June 30, 2013	Appalachia	Appalachia	Western	Met *	Other	Total **
	(in millions)
Net income from continuing operations	$(7.3)	$18.4	$(0.4)	$(3.3)	$(2.1)	$5.3
Plus:
DD&A	12.4	4.0	2.7	—	0.9	20.0
Interest expense	1.8	0.4	0.3	—	1.2	3.8
EBITDA from continuing operations† **	$6.9	$22.8	$2.6	$(3.3)	$—	$29.1
Plus: Rhino Eastern DD&A-51%	—	—	—	0.5	—	0.5
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Plus: Non-cash write-off of mining equipment (1)	1.0	—	—	—	—	1.0
Adjusted EBITDA from continuing operations† **	7.9	22.8	2.6	(2.8)	—	30.5
Net income from discontinued operations	—	—	—	—	—	0.4
DD&A included in net income from discontinued operations	—	—	—	—	—	0.8
Adjusted EBITDA †	$7.9	$22.8	$2.6	$(2.8)	$—	$31.7

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Net cash provided by operating activities	$1.8	$18.5	$13.7	$29.1
Plus:
Increase in net operating assets	2.5	—	—	—
Gain on sale of assets	0.2	10.6	131.0	9.7
Amortization of deferred revenue	0.4	0.4	0.8	0.6
Amortization of actuarial gain	0.1	—	0.2	0.1
Interest expense	0.8	1.9	4.0	3.8
Equity in net income of unconsolidated affiliate	—	—	—	—
Less:
Decrease in net operating assets	—	9.8	2.8	7.2
Accretion on interest-free debt	—	—	—	0.1
Amortization of advance royalties	0.1	—	0.2	0.1
Amortization of debt issuance costs	0.2	0.4	1.6	0.6
Equity-based compensation	0.2	0.1	0.3	0.4
Loss on sale/disposal of assets	—	—	—	—
Accretion on asset retirement obligations	0.6	0.6	1.2	1.2
Equity in net loss of unconsolidated affiliates	1.9	2.1	2.8	3.4
EBITDA†	$2.8	$18.4	$140.8	$30.3
Plus: Rhino Eastern DD&A-51%	0.2	0.2	0.5	0.5
Plus: Rhino Eastern interest expense-51%	—	—	—	—
Plus: Non-cash write-off of mining equipment (1)	—	—	—	1.0
Adjusted EBITDA† **	3.0	18.6	141.3	31.7
Less: Net (loss)/income from discontinued operations	(0.1)	0.4	130.5	0.4
Less: DD&A included in net income from discontinued operations	—	0.7	—	0.8
Adjusted EBITDA from continuing operations †	$3.1	$17.5	$10.8	$30.5

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

The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of June 30, 2014, our available liquidity was $147.1 million, including cash on hand of $0.6 million and $146.5 million available under our credit agreement.

Please read “—Capital Expenditures” for a further discussion of the impact on liquidity.

Cash Flows

Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2014 as compared to $29.1 million for the six months ended June 30, 2013.  This decrease in cash provided by operating activities was primarily the result of a decrease in net income from continuing operations for the six months ended June 30, 2014 as compared to 2013.

Net cash provided by investing activities was $139.8 million for the six months ended June 30, 2014 as compared to net cash used in investing activities of $5.6 million for the six months ended June 30, 2013. The increase in cash provided by investing activities was primarily due to the proceeds received from the sale of our Utica Shale oil and natural gas assets during the six months ended June 30, 2014, partially offset by an increase in additions to property, plant and equipment that were primarily due to the ongoing development of our new Pennyrile mine in western Kentucky.

Net cash used in financing activities for the six months ended June 30, 2014 was $153.4 million, which was primarily attributable to repayments on debt during this period with the proceeds from the Utica Shale oil and natural gas property sale, along with distributions paid to unitholders. Net cash used in financing activities for the six months ended June 30, 2013 was $23.5 million, which were primarily attributable to distributions to our unitholders in that period, as well as net payments under our credit agreement.

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

Actual maintenance capital expenditures for the six months ended June 30, 2014 were approximately $5.0 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2014 were approximately $43.1 million, which were primarily related to the ongoing development of our new Riveredge mine on our Pennyrile property in western Kentucky. For the second half of 2014, we have budgeted $3.0 million to $4.5 million for maintenance capital expenditures and no further material amount for expansion capital expenditures since the development of new our Pennyrile mine is substantially complete.

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

Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the period ended June 30, 2014, we were in compliance with respect to all covenants contained in the credit agreement. The credit agreement expires in July 2016.

As discussed earlier, we sold our Utica Shale oil and natural gas assets in March 2014 for approximately $184 million. We used the initial proceeds from this sale of approximately $179 million to reduce the outstanding debt on our amended and restated senior secured credit facility. At June 30, 2014, we had borrowed $20.0 million at a variable interest rate of LIBOR plus 2.50% (2.66% at June 30, 2014) and an additional $9.8 million at a variable interest rate of PRIME plus 1.50% (4.75% at June 30, 2014). In addition, we had outstanding letters of credit of approximately $20.3 million at a fixed interest rate of 2.50% at June 30, 2014. We had not used $146.5 million of the borrowing availability at June 30, 2014. During the three months ended June 30, 2014, we had average borrowings outstanding of approximately $17.1 million in relation to this credit agreement.

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

As of June 30, 2014, we had $20.3 million in letters of credit outstanding, of which $15.4 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies and estimates as of June 30, 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not anticipate the adoption of ASU 2014-08 on January 1, 2015 will have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of ASU 2014-09 is not permitted. We are currently evaluating the requirements of this new accounting guidance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity risk and interest rate risk.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts. As of June 30, 2014, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014 Q3-Q4	1,899	21
2015	2,171	5
2016	1,400	2
2017	1,100	2

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

A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by $0.1 million for the three months ended June 30, 2014 and would have reduced net income by $0.2 million for the six months ended June 30, 2014. A hypothetical increase of 10% in steel prices would have reduced net income by $0.2 million for the three months ended June 30, 2014 and would have reduced net income by $0.4 million for the six months ended June 30, 2014. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.1 million for the three months ended June 30, 2014 and would have reduced net income by $0.2 million for the six months ended June 30, 2014.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.1 million for the three months ended June 30, 2014 and would have reduced net income by $0.5 million for the six months ended June 30, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  During the second quarter of 2014, we implemented a new enterprise resource planning (“ERP”) system that replaced our existing computer system. In connection with the implementation of the new ERP system, we have taken the appropriate actions to monitor our business processes and related controls to ensure there are no adverse impacts on our internal control environment.  We will continue to evaluate the controls related to our business processes as they relate to the new ERP system throughout the remainder of the year. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2014 is included in Exhibit 95.1 to this report.

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

10.1*	Amended and Restated Employment Agreement of Richard A. Boone effective as of June 1, 2014

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended June 30, 2014

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

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

RHINO RESOURCE PARTNERS LP

By: Rhino GP LLC, its General Partner

Date: August 6, 2014	By:	/s/ Christopher I. Walton
Christopher I. Walton
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	By:	/s/ Richard A. Boone
Richard A. Boone
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)