Form 10-Q
period 2014-09-30
Rhino Resource Partners LP
filed 2014-11-05
CIK 1490630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 16,696,398 common units and 12,397,000 subordinated units were outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to generate adequate cash flow from operations or to obtain adequate financing to fund our capital expenditures, meet working capital needs and grow our operations; changes in governmental regulation of the mining industry or the electric utility industry; adverse weather conditions and natural disasters; weakness in global economic conditions; decreases in demand for electricity and changes in demand for coal; poor mining conditions resulting from geological conditions or the effects of prior mining; equipment problems at mining locations; the availability of transportation for coal shipments; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; the availability and prices of competing electricity generation fuels; our ability to secure or acquire high-quality coal reserves; our ability to successfully diversify our operations into other non-coal natural resources; and our ability to find buyers for coal under favorable supply contracts. Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2013, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us.  Accordingly no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275	$423
Accounts receivable, net of allowance for doubtful accounts ($0 as of September 30, 2014 and December 31, 2013)	22,209	25,461
Inventories	18,563	18,580
Advance royalties, current portion	323	179
Prepaid expenses and other	4,920	4,572
Current assets held for sale	—	454
Total current assets	46,290	49,669
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	711,904	674,708
Less accumulated depreciation, depletion and amortization	(272,455)	(249,718)
Net property, plant and equipment	439,449	424,990
Advance royalties, net of current portion	6,224	5,580
Investment in unconsolidated affiliates	24,844	21,243
Intangible assets	1,087	1,148
Other non-current assets	8,325	9,640
Non-current assets held for sale	—	55,497
TOTAL	$526,219	$567,767
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,240	$17,710
Accrued expenses and other	18,727	20,567
Current portion of long-term debt	410	1,024
Current portion of asset retirement obligations	1,011	1,614
Current portion of postretirement benefits	334	334
Current liabilities held for sale	—	5,241
Total current liabilities	33,722	46,490
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	53,716	170,022
Asset retirement obligations, net of current portion	31,966	32,837
Other non-current liabilities	17,824	16,220
Postretirement benefits, net of current portion	5,957	5,786
Non-current liabilities held for sale	—	41
Total non-current liabilities	109,463	224,906
Total liabilities	143,185	271,396
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	368,870	283,339
General partner	12,209	10,801
Accumulated other comprehensive income	1,955	2,231
Total partners’ capital	383,034	296,371
TOTAL	$526,219	$567,767

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
REVENUES:
Coal sales	$52,260	$59,569	$150,403	$183,946
Freight and handling revenues	554	416	1,318	1,678
Other revenues	8,545	9,516	25,466	23,957
Total revenues	61,359	69,501	177,187	209,581
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	52,758	50,066	145,686	156,303
Freight and handling costs	555	341	1,219	894
Depreciation, depletion and amortization	9,627	9,955	27,789	29,952
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,125	4,678	14,382	15,161
Loss/(gain) on sale/disposal of assets—net	402	(609)	(468)	(10,301)
Total costs and expenses	67,467	64,431	188,608	192,009
(LOSS)/INCOME FROM OPERATIONS	(6,108)	5,070	(11,421)	17,572
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(854)	(2,069)	(4,800)	(5,848)
Interest income and other	3	—	272	—
Equity in net (loss) of unconsolidated affiliates	(1,905)	(852)	(4,708)	(4,300)
Total interest and other (expense)	(2,756)	(2,921)	(9,236)	(10,148)
NET (LOSS)/INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(8,864)	2,149	(20,657)	7,424
INCOME TAXES	—	—	—	—
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(8,864)	2,149	(20,657)	7,424
DISCONTINUED OPERATIONS (NOTE 3)
(Loss)/Income from discontinued operations	(43)	728	130,416	1,174
NET (LOSS)/INCOME	(8,907)	2,877	109,759	8,598
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	(92)	(36)	(275)	(109)
COMPREHENSIVE (LOSS)/INCOME	$(8,999)	$2,841	$109,484	$8,489

General partner’s interest in net (loss)/income:
Net (loss)/income from continuing operations	$(177)	$43	$(413)	$149
Net (loss)/income from discontinued operations	(1)	15	2,608	23
General partner’s interest in net (loss)/income	$(178)	$58	$2,195	$172
Common unitholders’ interest in net (loss)/income:
Net (loss)/income from continuing operations	$(4,983)	$1,174	$(11,610)	$4,033
Net (loss)/income from discontinued operations	(28)	455	73,292	638
Common unitholders’ interest in net (loss)/income	$(5,011)	$1,629	$61,682	$4,671
Subordinated unitholders’ interest in net (loss)/income:
Net (loss)/income from continuing operations	$(3,704)	$932	$(8,634)	$3,242
Net (loss)/income from discontinued operations	(14)	258	54,516	513
Subordinated unitholders’ interest in net (loss)/income	$(3,718)	$1,190	$45,882	$3,755
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss)/income per unit from continuing operations	$(0.30)	$0.07	$(0.70)	$0.26
Net (loss)/income per unit from discontinued operations	(0.00)	0.03	4.40	0.04
Net (loss)/income per common unit, basic	$(0.30)	$0.10	$3.70	$0.30
Subordinated units
Net (loss)/income per unit from continuing operations	$(0.30)	$0.07	$(0.70)	$0.26
Net (loss)/income per unit from discontinued operations	(0.00)	0.03	4.40	0.04
Net (loss)/income per subordinated unit, basic	$(0.30)	$0.10	$3.70	$0.30
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss)/income per unit from continuing operations	$(0.30)	$0.07	$(0.70)	$0.26
Net (loss)/income per unit from discontinued operations	(0.00)	0.03	4.40	0.04
Net (loss)/income per common unit, diluted	$(0.30)	$0.10	$3.70	$0.30
Subordinated units
Net (loss)/income per unit from continuing operations	$(0.30)	$0.07	$(0.70)	$0.26
Net (loss)/income per unit from discontinued operations	(0.00)	0.03	4.40	0.04
Net (loss)/income per subordinated unit, diluted	$(0.30)	$0.10	$3.70	$0.30

Distributions paid per limited partner unit (1)	$0.445	$0.445	$1.335	$1.335
Weighted average number of limited partner units outstanding, basic:
Common units	16,681	15,609	16,673	15,422
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,681	15,621	16,682	15,430
Subordinated units	12,397	12,397	12,397	12,397

(1) No distributions were paid on the subordinated units for the three and nine months ended September 30, 2014 and 2013

See notes to unaudited condensed consolidated financial statements

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,759	$8,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	27,789	31,262
Accretion on asset retirement obligations	1,731	1,767
Accretion on interest-free debt	—	57
Amortization of deferred revenue	(1,356)	(1,087)
Amortization of advance royalties	242	121
Amortization of debt issuance costs	1,888	953
Amortization of actuarial gain	(275)	(109)
Equity in net loss of unconsolidated affiliates	4,708	4,300
Loss on retirement of advance royalties	200	32
(Gain) on sale/disposal of assets—net	(130,566)	(10,301)
Equity-based compensation	311	620
Changes in assets and liabilities:
Accounts receivable	1,560	5,994
Inventories	17	404
Advance royalties	(1,230)	(1,090)
Prepaid expenses and other assets	(815)	(1,173)
Accounts payable	827	(1,060)
Accrued expenses and other liabilities	3,272	1,158
Asset retirement obligations	(895)	(467)
Postretirement benefits	171	230
Net cash provided by operating activities	17,338	40,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(58,479)	(34,285)
Proceeds from sales of property, plant, and equipment	189,464	11,833
Changes in restricted cash	—	1,079
Cash paid from issuance of notes receivable	—	(205)
Investment in unconsolidated affiliates	(8,309)	(1,219)
Net cash provided by/(used in) investing activities	122,676	(22,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	145,540	129,850
Repayments on line of credit	(261,690)	(137,100)
Repayments on long-term debt	(770)	(2,099)
Distributions to unitholders	(23,098)	(21,363)
General partner’s contributions	6	325
Net settlement of employee withholding taxes on unit awards vested	(44)	(53)
Payments on debt issuance costs	(104)	(980)
Proceeds from issuance of common units, net of underwriting discount	—	14,788
Payment of offering costs	(2)	(164)
Net cash used in financing activities	(140,162)	(16,796)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(148)	616
CASH AND CASH EQUIVALENTS—Beginning of period	423	461
CASH AND CASH EQUIVALENTS—End of period	$275	$1,077

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 AND FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2014 AND 2013

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2014, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 include all adjustments (consisting of normal recurring adjustments) which the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2013 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Investments in Unconsolidated Affiliates.  Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, the Partnership’s ability to exercise significant influence over the operating and financial policies of the investee and whether the Partnership is determined to be the primary beneficiary of a variable interest entity. Equity investments are recorded at original cost and adjusted periodically to recognize the Partnership’s proportionate share of the investees’ net income or losses after the date of investment. Any losses from the Partnership’s equity method investment are absorbed by the Partnership based upon its proportionate ownership percentage. If losses are incurred that exceed the Partnership’s investment in the equity method entity, then the Partnership must continue to record its proportionate share of losses in excess of its investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

In May 2008, the Operating Company entered into a joint venture, Rhino Eastern LLC (“Rhino Eastern”), with an affiliate of Patriot Coal Corporation (“Patriot”) to acquire the Eagle mining complex. To initially capitalize the joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture. The Partnership accounts for the investment in the joint venture and its results of operations under the equity method. The Partnership considers the operations of this entity to comprise a reporting segment (“Eastern Met”) and has provided additional detail related to this operation in Note 18, “Segment Information.” As of September 30, 2014 and December 31, 2013, the Partnership has recorded its Rhino Eastern equity method investment of $17.8 million and $19.4 million, respectively, as a long-term asset. During the nine months ended September 30, 2014, the Partnership contributed additional capital based upon its ownership share to the Rhino Eastern joint venture in the amount of $3.1 million.

On July 9, 2012, Patriot filed for Chapter 11 bankruptcy protection. Patriot successfully exited bankruptcy in December 2013 and normal operations have continued at the Rhino Eastern joint venture.

In March 2012, the Partnership made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf, with affiliates of Wexford Capital LP (“Wexford Capital”).  Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio.  The initial investment was the Partnership’s proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during 2013 or the nine months ended September 30, 2014. The Partnership has included its Timber Wolf investment in its Other category for segment reporting purposes.

In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. The Partnership accounts for the investment in the joint venture and results of operations under the equity method. The Partnership recorded its proportionate share of the operating gains/(losses) for Muskie for the three and nine months ended September 30, 2014 of approximately $37,000 and ($81,000), respectively. During the nine months ended September 30, 2014, the Partnership contributed additional capital based upon its ownership share to the Muskie joint venture in the amount of $0.2 million. In addition, during 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of September 30, 2014. As of September 30, 2014 and December 31, 2013, the Partnership has recorded its Muskie equity method investment of $1.9 million and $1.8 million, respectively, as a long-term asset. The Partnership includes any operating activities of Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in the joint venture and results of operations under the equity method. The Partnership did not record any proportionate share of operating activities for Sturgeon for the three and nine months ended September 30, 2014 due to the immaterial amount of activity that occurred in the period the Partnership owned this new joint venture during the third quarter. The Partnership will include any operating activities of Sturgeon in its Other category for segment reporting purposes.

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

3. DISCONTINUED OPERATIONS

Divestiture of Utica Shale Oil and Natural Gas Assets

The Partnership and an affiliate of Wexford Capital participated with Gulfport to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale. During the year ended December 31, 2011, the Partnership completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio, which consisted of a 10.8% interest in approximately 80,000 acres. During the third quarter of 2012, the Partnership completed an exchange of its initial 10.8% position for a pro rata interest in 125,000 acres under lease by Gulfport and an affiliate of Wexford Capital. The non-cash transaction was an exchange of the Partnership’s operating interest for the operating interest owned by another party in order to diversify the Partnership’s risk in its oil and gas investment. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in the Utica acreage did not result in any gain or loss. Also during the third quarter of 2012, the Partnership’s position was adjusted to a 5% net interest in the 125,000 acres, or approximately 6,250 net acres. As of December 31, 2013, the Partnership had invested approximately $31.1 million for its pro rata interest in the Utica Shale portfolio of oil and gas leases, which consisted of a 5% interest in a total of approximately 152,300 gross acres, or approximately 7,615 net acres. In addition, per the joint operating agreement among the Partnership, Gulfport and an affiliate of Wexford Capital, the Partnership had funded its proportionate share of drilling costs to Gulfport for wells being drilled on the Partnership’s acreage. As of December 31, 2013, the Partnership had funded approximately $23.3 million of drilling costs. The Partnership’s investment in the Utica Shale oil and gas leases as well as the proportionate amount of funded drilling costs are recorded in Non-current assets held for sale in the unaudited condensed consolidated statements of financial position as of December 31, 2013. For the three and nine months ended September 30, 2013, the Partnership recorded revenue from its Utica Shale investment of approximately $1.6 million and $3.1 million, respectively, and recognized pre-tax profit of approximately $0.7 million and $1.2 million, respectively, which is recorded in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income.

In March 2014, the Partnership completed a purchase and sale agreement (the “Purchase Agreement”) with Gulfport to sell the Partnership’s oil and natural gas properties in the Utica Shale region for approximately $184.0 million (the “Purchase Price”). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from the Partnership’s portion of its Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, the Partnership was immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. The remaining $5.0 million to be paid per the Purchase Agreement has not been finalized due to ongoing legal review and was not recognized in the financial statements of the Partnership at September 30, 2014 since this consideration is contingent upon ongoing legal review of the transaction. The Partnership recorded a gain of approximately $121.7 million during the nine months ended September 30, 2014 related to this sale, which is recorded in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income. The gain from the Utica Shale transaction is included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership’s unaudited condensed consolidated statements of cash flows. The proceeds from the Utica Shale transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership’s unaudited condensed consolidated statements of cash flows.

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Other prepaid expenses	$660	$951
Prepaid insurance	2,521	1,958
Prepaid leases	67	122
Supply inventory	1,352	1,221
Deposits	320	320
Total Prepaid expenses and other	$4,920	$4,572

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2014 and December 31, 2013 are summarized by major classification as follows:

	Useful Lives	September 30, 2014	December 31, 2013
		(in thousands)
Land and land improvements		$35,038	$35,078
Mining and other equipment and related facilities	2 - 20 Years	332,722	302,114
Mine development costs	1 - 15 Years	92,685	73,344
Coal properties	1 - 15 Years	236,284	238,975
Oil and natural gas properties		8,093	8,093
Construction work in process		7,082	17,104
Total		711,904	674,708
Less accumulated depreciation, depletion and amortization		(272,455)	(249,718)
Net		$439,449	$424,990

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,931	$7,816	$22,652	$23,777
Depletion expense for coal properties and oil and natural gas properties	1,173	1,467	3,672	4,141
Amortization expense for mine development costs	471	627	1,258	1,914
Amortization expense for intangible assets	20	20	61	60
Amortization expense for asset retirement costs	32	25	146	60
Total depreciation, depletion and amortization	$9,627	$9,955	$27,789	$29,952

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

Acquisition of Coal Properties

In May 2012, the Partnership completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, the Partnership was subsequently required to pay an additional $2.0 million related to this acquisition after certain conditions were met, of which $1.6 million was paid in the third quarter of 2012 and the remaining $0.4 million was paid in the fourth quarter of 2013. The $2.0 million in total payments was recorded in Property, plant and equipment. An additional $1.0 million was paid in the third quarter of 2014 due to conditions that were met in the quarter requiring payment and this additional $1.0 million was recorded in Property, plant and equipment.

As of December 31, 2013, the coal leases and property were estimated to contain approximately 32.6 million tons of proven and probable coal reserves that are contiguous to the Green River. The property is fully permitted and provides the Partnership with access to Illinois

Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers. The Partnership has completed the initial construction of a new underground mining operation on this property, referred to as the Pennyrile property. The Partnership’s new underground mine on its Pennyrile property in western Kentucky began production late in the second quarter of 2014 and had initial sales in the three months ended September 30, 2014.

6. GOODWILL AND INTANGIBLE ASSETS

Accounting Standards Codification (“ASC”) Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Intangible assets as of September 30, 2014 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$239	$489
Developed Technology	78	26	52
Trade Name	184	30	154
Customer List	470	78	392
Total	$1,460	$373	$1,087

Intangible assets as of December 31, 2013 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$207	$521
Developed Technology	78	22	56
Trade Name	184	23	161
Customer List	470	60	410
Total	$1,460	$312	$1,148

The Partnership considers the patent and developed technology intangible assets to have a useful life of 17 years and the trade name and customer list intangible assets to have a useful life of 20 years. All of the intangible assets are amortized over their useful life on a straight line basis.

Amortization expense for the three and nine months ended September 30, 2014 and 2013 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at September 30, 2014:

		Developed		Customer
	Patent	Technology	Trade Name	List	Total
	(in thousands)
2014 (from Oct 1 to Dec 31)	$11	$1	$2	$6	$20
2015	43	5	9	23	80
2016	43	5	9	23	80
2017	43	5	9	23	80
2018	43	5	9	23	80

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Deposits and other	$1,715	$1,223
Debt issuance costs—net	1,752	3,535
Non-current receivable	4,327	4,327
Note receivable	206	206
Deferred expenses	325	349
Total	$8,325	$9,640

Debt issuance costs were approximately $9.1 million and $9.0 million as of September 30, 2014 and December 31, 2013, respectively. Accumulated amortization of debt issuance costs were approximately $7.3 million and approximately $5.5 million as of September 30, 2014 and December 31, 2013, respectively. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing capacity to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote-off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility. See Note 9 for further information on the amendment to the amended and restated senior secured credit facility.

The non-current receivable balance of $4.3 million as of September 30, 2014 and December 31, 2013 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. The $4.3 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Payroll, bonus and vacation expense	$3,881	$3,573
Non income taxes	4,509	2,750
Royalty expenses	2,026	2,001
Accrued interest	423	760
Health claims	1,212	1,036
Workers’ compensation & pneumoconiosis	1,190	1,190
Deferred revenues	3,849	3,592
Accrued insured litigation claims	433	2,579
Other	1,204	3,086
Total	$18,727	$20,567

The $0.4 million and $2.6 million accrued for insured litigation claims as of September 30, 2014 and December 31, 2013, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims decreased due to the settlement of various litigation claims during the nine months ended September 30, 2014. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

9. DEBT

Debt as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$50,890	$167,040
Note payable to H&L Construction Co., Inc.	204	800
Other notes payable	3,032	3,206
Total	54,126	171,046
Less current portion	(410)	(1,024)
Long-term debt	$53,716	$170,022

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in March 2014 the amended and restated credit facility was amended and the borrowing capacity under the facility was reduced to $200 million, with the amount available for letters of credit unchanged. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the period ended September 30, 2014. The amended and restated senior secured credit facility expires in July 2016.

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

As discussed in Note 3, the Partnership sold its Utica Shale oil and natural gas assets in March 2014 for approximately $184 million. The Partnership used the initial proceeds of approximately $179 million to reduce the outstanding debt on its amended and restated senior secured credit facility. At September 30, 2014, the Operating Company had borrowed $48.0 million at a variable interest rate of LIBOR plus 2.50% (2.66% at September 30, 2014) and an additional $2.9 million at a variable interest rate of PRIME plus 1.50% (4.75% at September 30, 2014). In addition, the Operating Company had outstanding letters of credit of approximately $21.1 million at a fixed interest rate of 2.50% at September 30, 2014. Based upon a maximum borrowing capacity of 3.5 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $124.7 million at September 30, 2014.

Note payable to H&L Construction Co., Inc.— The note payable to H&L Construction Co., Inc. was originally a non-interest bearing note and the Partnership has recorded a discount for imputed interest at a rate of 5.0% on this note that is being amortized over the life of the note using the effective interest method. The note payable matures in January 2015. The note is secured by mineral rights purchased by the Partnership from H&L Construction Co., Inc. with a carrying amount of approximately $10.9 million and approximately $11.1 million at September 30, 2014 and December 31, 2013, respectively.

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Balance at beginning of period (including current portion)	$34,451	$33,003
Accretion expense	1,731	2,356
Adjustment resulting from disposal of property (1)	(2,310)	—
Adjustments to the liability from annual recosting and other	—	20
Liabilities settled	(895)	(928)
Balance at end of period	32,977	34,451
Less current portion of asset retirement obligation	(1,011)	(1,614)
Long-term portion of asset retirement obligation	$31,966	$32,837

(1) The ($2.3) million adjustment for the nine months ended September 30, 2014 primarily relates to the transfer of certain mining permits to a third party that relieved the Partnership of the asset retirement obligations related to these permits.

11. EMPLOYEE BENEFITS

In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

Net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service costs	$74	$96	$223	$289
Interest cost	59	46	177	139
Amortization of (gain)	(92)	(36)	(275)	(109)
Total	$41	$106	$125	$319

For the three and nine months ended September 30, 2014 and 2013, net periodic benefit costs, including the amortization of actuarial gain included in the table above, are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the

Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and nine months ended September 30, 2014 and 2013 is included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
401(k) plan expense	$583	$552	$1,686	$1,689

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

As of September 30, 2014, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters of 2012, 2013 and 2014 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

A total of 29,657 phantom units were granted in the first quarter of 2014 and these awards vest in equal annual installments over a three year period from the date of grant. The remaining terms and conditions of these phantom unit awards are equivalent to the terms described above. The total fair value of the awards granted in the first quarter of 2014 was approximately $0.4 million at the grant date and the fair value of these awards was approximately $0.4 million as of September 30, 2014. The expense related to these awards will be recognized ratably over the three year vesting period, plus any mark-to-market adjustments, and the amount of expense recognized in the three and nine months ended September 30, 2014 related to these awards was immaterial.

The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash in lieu of issuing common units.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2014, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014 Q4	1,032	21
2015	2,833	9
2016	2,060	4
2017	1,100	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of September 30, 2014, the Partnership had approximately 0.3 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2014 for approximately $0.8 million.

In addition, as of September 30, 2014, the Partnership had a commitment to purchase 600 tons of ammonia nitrate at fixed prices through December 2014 for approximately $0.3 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. Purchased coal expense from coal purchase contracts for the three and nine months ended September 30, 2014 and 2013 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Purchased coal expense	$1,549	$952	$5,285	$2,829
OTC expense	$—	$605	$—	$1,271

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2014 and 2013 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Lease expense	$761	$831	$2,619	$2,504
Royalty expense	$2,244	$2,836	$8,264	$8,886

Joint Ventures—Pursuant to the Rhino Eastern joint venture agreement with Patriot, the Partnership is required to contribute additional capital to assist in funding the development and operations of the Rhino Eastern joint venture. During the nine months ended September 30, 2014, the Partnership made capital contributions of approximately $3.1 million to the Rhino Eastern joint venture. The Partnership may be required to contribute additional capital to the Rhino Eastern joint venture in subsequent periods.

The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012.  The Partnership made an initial capital contribution of approximately $0.1 million during the year ended December 31, 2012 based upon its proportionate ownership interest.

The Partnership may contribute additional capital to the Muskie Proppant joint venture that was formed in the fourth quarter of 2012. The Partnership made an initial capital contribution of approximately $2.0 million during the fourth quarter of 2012 and an additional capital contribution of approximately $0.5 million during the year ended December 31, 2013, each based upon its proportionate ownership interest. During the nine months ended September 30, 2014, the Partnership made capital contributions based upon its proportionate ownership interest of approximately $0.2 million to the Muskie Proppant joint venture. In addition, during the year ended December 31, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of September 30, 2014.

The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014.  The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest.

14. EARNINGS PER UNIT (“EPU”)

The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended September 30, 2014 and 2013:

Three months ended September 30, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(177)	$(4,983)	$(3,704)
Net (loss) from discontinued operations	(1)	(28)	(14)
Total interest in net (loss)	$(178)	$(5,011)	$(3,718)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,681	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,681	12,397

Net (loss) per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.30)	$(0.30)
Net (loss) per unit from discontinued operations	n/a	(0.00)	(0.00)
Net (loss) per common unit, basic	n/a	$(0.30)	$(0.30)
Net (loss) per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.30)	$(0.30)
Net (loss) per unit from discontinued operations	n/a	(0.00)	(0.00)
Net (loss) per common unit, diluted	n/a	$(0.30)	$(0.30)

Nine months ended September 30, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(413)	$(11,610)	$(8,634)
Net income from discontinued operations	2,608	73,292	54,516
Total interest in net income	$2,195	$61,682	$45,882
Denominator:
Weighted average units used to compute basic EPU	n/a	16,673	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	9	—
Total dilutive securities	n/a	9	—
Weighted average units used to compute diluted EPU	n/a	16,682	12,397

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.70)	$(0.70)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, basic	n/a	$3.70	$3.70
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.70)	$(0.70)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, diluted	n/a	$3.70	$3.70

Three months ended September 30, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income:
Net income from continuing operations	$43	$1,174	$932
Net income from discontinued operations	15	455	258
Total interest in net income	$58	$1,629	$1,190
Denominator:
Weighted average units used to compute basic EPU	n/a	15,609	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net income from continuing operations and discontinued operations	n/a	12	—
Weighted average units used to compute diluted EPU	n/a	15,621	12,397

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$0.07	$0.07
Net income per unit from discontinued operations	n/a	0.03	0.03
Net income per common unit, basic	n/a	$0.10	$0.10
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$0.07	$0.07
Net income per unit from discontinued operations	n/a	0.03	0.03
Net income per common unit, diluted	n/a	$0.10	$0.10

Nine months ended September 30, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income:
Net income from continuing operations	$149	$4,033	$3,242
Net income from discontinued operations	23	638	513
Total interest in net income	$172	$4,671	$3,755
Denominator:
Weighted average units used to compute basic EPU	n/a	15,422	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net income from continuing operations and discontinued operations	n/a	8	—
Weighted average units used to compute diluted EPU	n/a	15,430	12,397

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$0.26	$0.26
Net income per unit from discontinued operations	n/a	0.04	0.04
Net income per common unit, basic	n/a	$0.30	$0.30
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$0.26	$0.26
Net income per unit from discontinued operations	n/a	0.04	0.04
Net income per common unit, diluted	n/a	$0.30	$0.30

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. For the nine months ended September 30, 2014, approximately 6,000 LTIP granted phantom units were anti-dilutive. Since the Partnership incurred a net loss for the three months ended September 30, 2014 for both continuing operations and discontinued operations, all potential dilutive units were excluded from the diluted EPU calculation for this period because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. For the three and nine months ended September 30, 2013, approximately 12,000 LTIP granted phantom units were anti-dilutive.

15. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues (Note: customers with “n/a” had revenue below the 10% threshold in any period where this is indicated):

	September 30	Nine months	Nine months
	2014	ended	ended
	Receivable	September 30	September 30
	Balance	2014 Sales	2013 Sales
(in thousands)
NRG Energy, Inc. (fka GenOn Energy, Inc.)	n/a	n/a	$40,051
Intermountain Power Agency	n/a	n/a	n/a
American Electric Power Company, Inc.	n/a	n/a	25,191

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s senior secured credit facility was determined based upon a market approach and approximates the carrying value at September 30, 2014. The fair value of the Partnership’s senior secured credit facility is a Level 2 measurement.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2014 excludes approximately $0.1 million of property additions, which are recorded in accounts payable, and approximately $0.3 million related to the value of phantom and restricted units that were issued to certain employees and directors of the General Partner. The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2013 excludes approximately $4.3 million of property additions, which are recorded in accounts payable, and approximately $0.3 million related to the value of phantom and restricted units that were issued to certain employees and directors of the General Partner.

18. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. The Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the three and nine months ended September 30, 2014, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Eastern Met (comprised solely of the joint venture with Patriot).  The Partnership’s new underground mine on its Pennyrile property in western Kentucky began production late in the second quarter of 2014 and had initial sales in the three months ended September 30, 2014. The operating results from this new mine have been included in the Partnership’s Other category for segment reporting purposes since they are initially immaterial.

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

The Partnership’s Other category is comprised of the Partnership’s ancillary businesses and its remaining oil and natural gas activities, as well as the initial results of the Pennyrile mine. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Partnership’s chief operating decision maker.

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

Reportable segment results of operations for the three months ended September 30, 2014 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$27,780	$17,071	$12,260	$3,920	$(3,920)	$—	$4,248	$61,359
DD&A	4,951	1,934	1,580	449	(449)	—	1,162	9,627
Interest expense	342	96	60	23	(23)	—	356	854
Net income (loss) from continuing operations	$(4,724)	$(716)	$1,199	$(3,808)	$1,866	$(1,942)	$(2,681)	$(8,864)

Reportable segment results of operations for the nine months ended September 30, 2014 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$85,600	$53,280	$31,849	$16,649	$(16,649)	$—	$6,458	$177,187
DD&A	15,594	5,629	4,421	1,388	(1,388)	—	2,145	27,789
Interest expense	1,691	368	262	58	(58)	—	2,479	4,800
Net income (loss) from continuing operations	$(12,947)	$733	$129	$(9,071)	$4,445	$(4,626)	$(3,946)	$(20,657)

Reportable segment results of operations for the three months ended September 30, 2013 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$37,924	$19,964	$9,687	$6,858	$(6,858)	$—	$1,926	$69,501
DD&A	6,078	2,007	1,382	498	(498)	—	488	9,955
Interest expense	1,030	195	174	—	—	—	670	2,069
Net income (loss) from continuing operations	$(405)	$4,338	$(40)	$(1,537)	$753	$(784)	$(960)	$2,149

Reportable segment results of operations for the nine months ended September 30, 2013 are as follows:

				Eastern Met
					Equity	Equity
	Central	Northern	Rhino	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$114,029	$62,125	$28,708	$20,675	$(20,675)	$—	$4,719	$209,581
DD&A	18,501	6,049	4,050	1,455	(1,455)	—	1,352	29,952
Interest expense	2,957	576	491	—	—	—	1,824	5,848
Net income (loss) from continuing operations	$(7,747)	$22,749	$(409)	$(8,039)	$3,939	$(4,100)	$(3,069)	$7,424

Additional summarized financial information for the Rhino Eastern equity method investment for the periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Total costs and expenses	$7,705	$8,395	$25,663	$28,715
(Loss) from operations	(3,785)	(1,537)	(9,014)	(8,040)

19.  SUBSEQUENT EVENTS

On October 20, 2014, the Partnership announced a cash distribution of $0.05 per common unit, or $0.20 per unit on an annualized basis. This distribution will be paid on November 14, 2014 to all common unit holders of record as of the close of business on October 30, 2014. No distributions will be paid on the subordinated units. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership agreement. The amount of arrearages related to this distribution is approximately $6.8 million.

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

Overview

We are a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from those management and leasing activities. Our diversified energy portfolio also includes investments in oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma. We receive royalty revenue from any hydrocarbons produced and sold by operators on our Cana Woodford acreage. In addition, our business includes infrastructure support services, including the formation of Razorback, a service company to provide drill pad construction for operators in the Utica Shale, as well as other joint venture investments to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S.

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region and oil and natural gas investments in the Cana Woodford region in western Oklahoma. As of December 31, 2013, we controlled an estimated 457.7 million tons of proven and probable coal reserves, consisting of an estimated 438.0 million tons of steam coal and an estimated 19.7 million tons of metallurgical coal. In addition, as of December 31, 2013, we controlled an estimated 277.0 million tons of non-reserve coal deposits. As of December 31, 2013, Rhino Eastern LLC, a joint venture in which we have a 51% membership interest and for which we serve as manager, controlled an estimated 43.9 million tons of proven and probable coal reserves at the Rhino Eastern mining complex located in Central Appalachia, consisting entirely of premium mid-vol and low-vol metallurgical coal, and an estimated 18.8 million tons of non-reserve coal deposits. As of September 30, 2014, we operated nine mines, including four underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. Our Rhino Eastern joint venture operates one underground mine in West Virginia. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. Our oil and natural gas investments as of September 30, 2014 consisted of approximately 1,900 net mineral acres that we own in the Cana Woodford region.

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

For the three and nine months ended September 30, 2014, we generated revenues of approximately $61.4 million and $177.2 million, respectively. For the three months ended September 30, 2014 we generated a net loss of approximately $8.9 million and for the nine months ended September 30, 2014 we generated net income of approximately $109.8 million, consisting primarily of the approximate $121.7 million gain from the sale of our Utica Shale oil and natural gas assets. Excluding results from the Rhino Eastern joint venture, for the three months ended September 30, 2014, we produced and sold approximately 0.9 million tons of coal and for the nine months ended September 30, 2014 we produced and sold approximately 2.6 million tons of coal. For the three and nine months ended September 30, 2014, approximately 77% and 82%, respectively, of tons sold were sold pursuant to supply contracts. Additionally, the Rhino Eastern joint venture produced and sold approximately 0.2 million tons of premium mid-vol metallurgical coal for the nine months ended September 30, 2014.

Recent Developments

Distribution Reduction

In October 2014, we announced a cash distribution of $0.05 per common unit, or $0.20 per unit on an annualized basis, which was lower than the previous quarter’s distribution amount of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution reduction was the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. In conjunction with the distribution reduction, we have increased our focus on cost and productivity improvements at our ongoing core operations, along with a focus on reducing the carrying costs of non-core and idled operations.  The distribution reduction and cost improvements are designed to preserve liquidity to enhance our long-term value.

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

In March 2014, we completed a purchase and sale agreement (the “Purchase Agreement”) with Gulfport to sell our oil and natural gas properties in the Utica Shale region for approximately $184.0 million (the “Purchase Price”). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from our portion of the Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, we were immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. The remaining $5.0 million to be paid per the Purchase agreement has not been finalized due to ongoing legal review. We recorded a gain of approximately $121.7 million during the nine months ended September 30, 2014 related to this sale. The sale of our investment in the Utica Shale allowed us to eliminate substantially all of our debt, providing us with significant financial flexibility. The elimination of our debt provides us the capability to opportunistically expand our operations and increase our cash flow through the development of existing coal reserves or the potential acquisition of MLP qualifying assets.

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

Acquisition of Coal Property

In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, we were subsequently required to pay an additional $2.0 million related to this acquisition after certain conditions were met, of which $1.6 million was paid in the third quarter of 2012 and the remaining $0.4 million was paid in the fourth quarter of 2013. The $2.0 million in total payments was recorded in Property, plant and equipment. An additional $1.0 million was paid in the third quarter of 2014 due to conditions that were met in the quarter requiring payment and this additional $1.0 million was recorded in Property, plant and equipment.

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

In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. We recorded our proportionate portion of the operating gains/(losses) for Muskie for the three and nine months ended September 30, 2014 of approximately $37,000 and ($81,000), respectively. During the nine months ended September 30, 2014, we contributed additional capital based upon our ownership share to the Muskie joint venture in the amount of $0.2 million. In addition, during the year ended December 31, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million that remained outstanding as of September 30, 2014.

In March 2012, we made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf Terminals LLC (“Timber Wolf”), with affiliates of Wexford Capital. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was our proportionate minority ownership share to purchase land for the construction site of the condensate river terminal. Timber Wolf had no operating activities during the year ended 2012 or the nine months ended September 30, 2014 and 2013.

In addition, during the second quarter of 2012 we formed Razorback, a services company to provide drill pad construction services in the Utica Shale for drilling operators. Razorback completed the construction of five drill pads during the nine months ended September 30, 2014, in addition to the construction and upgrade of eleven drill pads during 2013. Two impoundments for fracking water were also constructed during 2013 and Razorback has constructed several access roads and other maintenance projects for operators in the Utica Shale region.

In September 2014, the we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We did not record any proportionate share of operating activities for Sturgeon for the three and nine months ended September 30, 2014 due to the immaterial amount of activity that occurred in the period that we owned this new joint venture during the third quarter.

Factors That Impact Our Business

Our results of operations in the near term could be impacted by a number of factors, including (1) the availability of transportation for coal shipments, (2) poor mining conditions resulting from geological conditions or the effects of prior mining, (3) equipment problems at mining locations, (4) adverse weather conditions and natural disasters or (5) the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives.

On a long-term basis, our results of operations could be impacted by, among other factors, (1) changes in governmental regulation, (2) the availability and prices of competing electricity-generation fuels, (3) our ability to secure or acquire high-quality coal reserves and (4) our ability to find buyers for coal under favorable supply contracts.

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of September 30, 2014, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014 Q4	1,032	21
2015	2,833	9
2016	2,060	4
2017	1,100	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

We conduct business through four reportable business segments: Central Appalachia, Northern Appalachia, Eastern Met and Rhino Western. Additionally, we have an Other category that is described below. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which as of September 30, 2014, together included one active underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, the Leesville field and the Springdale field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2014. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of September 30, 2014. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. The Eastern Met segment includes our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex, located in West Virginia, and for which we serve as manager. As of September 30, 2014, this complex was comprised of one underground mine and a preparation plant and loadout facility (owned by our Rhino Eastern joint venture partner). Our new underground mine on our Pennyrile property in western Kentucky began production late in the second quarter of 2014 and had initial sales in the three months ended September 30, 2014. The operating results from this new mine have been included in our Other category for segment reporting purposes since they are initially immaterial.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Statement of Operations Data:
Total revenues	$61.4	$69.5	$177.2	$209.6
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	52.8	50.1	145.7	156.3
Freight and handling costs	0.6	0.3	1.2	0.9
Depreciation, depletion and amortization	9.6	9.9	27.8	30.0
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.1	4.7	14.4	15.2
Loss/(gain) on sale/disposal of assets-net	0.4	(0.6)	(0.5)	(10.3)
(Loss)/Income from operations	(6.1)	5.1	(11.4)	17.5
Interest and other (expense)/income:
Interest expense	(0.8)	(2.1)	(4.8)	(5.8)
Interest income	—	—	0.3	—
Equity in net (loss) of unconsolidated affiliates	(1.9)	(0.8)	(4.7)	(4.3)
Total interest and other (expense)	(2.7)	(2.9)	(9.2)	(10.1)
Net (loss)/income from continuing operations	(8.8)	2.2	(20.6)	7.4
Net (loss)/income from discontinued operations	(0.1)	0.7	130.4	1.2
Net (loss)/income	$(8.9)	$2.9	$109.8	$8.6

Other Financial Data
Adjusted EBITDA from continuing operations	$1.9	$14.5	$12.7	$44.9
Net (loss)/income from discontinued operations	(0.1)	0.7	130.4	1.2
DD&A included in net (loss)/income from discontinued operations	—	0.5	—	1.3
Total Adjusted EBITDA	$1.8	$15.7	$143.1	$47.4

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Summary.  For the three months ended September 30, 2014, our total revenues decreased to $61.4 million from $69.5 million for the three months ended September 30, 2013, which is a 11.7% decrease. We sold 0.9 million tons of coal for the three months ended September 30,

2014, which is a 1.5% increase compared to the tons of coal sold for the three months ended September 30, 2013. This increase was the result of increased customer demand at our Castle Valley operation, partially offset by continued weak demand in the met and steam coal markets at our remaining operations. We believe the weak demand in the steam coal markets was primarily driven by an over-supply of low-priced natural gas that increased stockpiles of coal at electric utilities. We believe utilities have worked to decrease their coal stockpiles, but the utilities remain slow to replenish their coal inventories as natural gas prices remain relatively low and the summer weather temperatures were below normal, which has resulted in reduced demand for steam coal for electricity generation. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to ongoing economic weakness in China and Europe.

Net loss from continuing operations and Adjusted EBITDA from continuing operations decreased for the three months ended September 30, 2014 from the three months ended September 30, 2013. We generated a net loss from continuing operations of approximately $8.8 million for the three months ended September 30, 2014 compared to net income from continuing operations of approximately $2.2 million for the three months ended September 30, 2013, primarily due to lower coal revenues as described above. Net loss from continuing operations for the three months ended September 30, 2014 was also negatively impacted period to period due to a $1.9 million net loss from our Rhino Eastern joint venture compared to net loss of $0.8 million for the three months ended September 30, 2013, which represents our proportionate share of loss from Rhino Eastern in which we have a 51% membership interest and for which we serve as manager.

Adjusted EBITDA from continuing operations decreased to $1.9 million for the three months ended September 30, 2014 from $14.5 million for the three months ended September 30, 2013. Adjusted EBITDA from continuing operations decreased period to period primarily due to the net loss from continuing operations as described above.

Including the loss from discontinued operations of approximately $0.1 million, our total net loss and Adjusted EBITDA for the three months ended September 30, 2014 were $8.9 million and $1.8 million, respectively.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the three months ended September 30, 2014 and 2013:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2014	September 30, 2013	Tons	% *
	(in thousands, except %)
Central Appalachia	329.8	390.8	(61.0)	(15.6)%
Northern Appalachia	243.8	296.3	(52.5)	(17.7)%
Rhino Western	298.4	241.1	57.3	23.8%
Other	70.6	—	70.6	n/a
Total *†	942.6	928.2	14.4	1.5%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                         Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 0.9 million tons of coal for the three months ended September 30, 2014 compared to approximately 0.9 million tons for the three months ended September 30, 2013. The slight increase in total tons sold year-to-year was primarily due to initial sales from our new Pennyrile mine and increased sales from our Castle Valley mine in Utah, partially offset by lower sales from our Hopedale complex in Northern Appalachia due to railroad transportation constraints, as well as fewer met coal tons sold from our Central Appalachia segment due to weak market conditions. Tons of coal sold in our Central Appalachia segment decreased by approximately 15.6% to approximately 0.3 million tons for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to a decrease in met coal tons sold in the three months ended September 30, 2014 compared to 2013. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.1 million tons, or 17.7%, to approximately 0.2 million tons for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to lower sales from our Hopedale complex as discussed above. Coal sales from our Rhino Western segment increased by approximately 0.1 million tons, or 23.8%, for the three months ended September 30, 2014 compared to 2013 as our Castle Valley mine saw increased demand from customers. Our Other category includes our initial sales from our new Pennyrile mine in western Kentucky.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the three months ended September 30, 2014 and 2013:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2014	September 30, 2013	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$22.4	$32.1	$(9.7)	(30.2)%
Freight and handling revenues	—	—	—	n/a
Other revenues	5.4	5.8	(0.4)	(7.7)%
Total revenues	$27.8	$37.9	$(10.1)	(26.7)%
Coal revenues per ton*	$67.83	$82.05	$(14.22)	(17.3)%
Northern Appalachia
Coal revenues	$14.4	$17.8	$(3.4)	(18.9)%
Freight and handling revenues	0.6	0.4	0.2	33.0%
Other revenues	2.0	1.8	0.2	19.0%
Total revenues	$17.0	$20.0	$(3.0)	(14.5)%
Coal revenues per ton*	$59.32	$60.14	$(0.82)	(1.4)%
Rhino Western
Coal revenues	$12.3	$9.7	$2.6	26.5%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$12.3	$9.7	$2.6	26.6%
Coal revenues per ton*	$41.06	$40.17	$0.89	2.2%
Other**
Coal revenues	$3.2	$—	$3.2	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	1.1	1.9	(0.8)	(44.4)%
Total revenues	$4.3	$1.9	$2.4	120.6%
Coal revenues per ton*	$44.99	$—	n/a	n/a
Total
Coal revenues	$52.3	$59.6	$(7.3)	(12.3)%
Freight and handling revenues	0.6	0.4	0.2	33.0%
Other revenues	8.5	9.5	(1.0)	(10.2)%
Total revenues	$61.4	$69.5	$(8.1)	(11.7)%
Coal revenues per ton*	$55.44	$64.18	$(8.74)	(13.6)%

*                                         Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**                                  The Other category includes our initial sales from our Pennyrile mine in western Kentucky.

Our coal revenues for the three months ended September 30, 2014 decreased by approximately $7.3 million, or 12.3%, to approximately $52.3 million from approximately $59.6 million for the three months ended September 30, 2013. The decrease in coal revenues was primarily due to fewer met coal tons sold and lower met coal prices in Central Appalachia, as well as fewer tons sold from our Hopedale complex in Northern Appalachia due to railroad transportation constraints. Coal revenues per ton were $55.44 for the three months ended September 30, 2014, a decrease of $8.74, or 13.6%, from $64.18 per ton for the three months ended September 30, 2013. This decrease in coal revenues per ton was primarily the result of lower prices for met and steam coal sold in Central Appalachia.

For our Central Appalachia segment, coal revenues decreased by approximately $9.7 million, or 30.2%, to approximately $22.4 million for the three months ended September 30, 2014 from approximately $32.1 million for the three months ended September 30, 2013, primarily due to fewer met coal tons sold and a decrease in the price for met and steam coal tons sold, which reflects the weak coal markets conditions discussed earlier. Coal revenues per ton for our Central Appalachia segment decreased by $14.22, or 17.3%, to $67.83 per ton for the three months ended September 30, 2014 as compared to $82.05 for the three months ended September 30, 2013, primarily due to lower prices for met coal sold, along with the expiration of a long-term, above-market steam coal sales contract. Other revenues decreased slightly for our Central Appalachia segment primarily due to lower coal royalty revenue from our coal leasing business as our lessees had lower selling prices for tons sold during the three months ended September 30, 2014 compared to the same period in 2013.

For our Northern Appalachia segment, coal revenues were approximately $14.4 million for the three months ended September 30, 2014, a decrease of approximately $3.4 million, or 18.9%, from approximately $17.8 million for the three months ended September 30, 2013. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia primarily due to railroad transportation constraints as mentioned earlier. Coal revenues per ton for our Northern Appalachia segment decreased by $0.82, or 1.4%, to $59.32 per ton for the three months ended September 30, 2014 as compared to $60.14 per ton for the three months ended September 30, 2013. This decrease was primarily due to the mix of more lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues increased approximately $2.6 million, or 26.5%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was due to an increase in customer demand for steam coal from our Castle Valley mine. Coal revenues per ton for our Rhino Western segment were $41.06 for the three months ended September 30, 2014, an increase of $0.89, or 2.2%, from $40.17 for the three months ended September 30, 2013. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended September 30, 2014 compared to the same period in 2013.

Coal revenues of approximately $3.2 million for the Other category consisted of initial sales from our new Pennyrile mine in western Kentucky. Other revenues for our Other category decreased by approximately $0.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to lower revenues from our Razorback drill pad construction company due to fewer drill pads completed during the three months ended September 30, 2014 as compared to the same period in 2013.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase (Decrease) %*
Met coal tons sold	98.9	138.5	(28.6)%
Steam coal tons sold	230.9	252.3	(8.5)%
Total tons sold †	329.8	390.8	(15.6)%

Met coal revenue	$7,404	$11,382	(35.0)%
Steam coal revenue	$14,966	$20,681	(27.6)%
Total coal revenue †	$22,370	$32,063	(30.2)%

Met coal revenues per ton	$74.90	$82.21	(8.9)%
Steam coal revenues per ton	$64.81	$81.96	(20.9)%
Total coal revenues per ton †	$67.83	$82.05	(17.3)%

Met coal tons produced	60.6	160.4	(62.2)%
Steam coal tons produced	263.4	248.2	6.2%
Total tons produced †	324.0	408.6	(20.7)%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended September 30, 2014 and 2013:

	Three months	Three months
	ended	ended
Segment	September 30, 2014	September 30, 2013	Increase/(Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$21.8	$25.2	$(3.4)	(13.6)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	4.9	6.1	(1.2)	(18.5)%
Selling, general and administrative	3.8	4.4	(0.6)	(12.3)%
Cost of operations per ton*	$66.09	$64.53	$1.56	2.4%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.7	$13.0	$1.7	12.6%
Freight and handling costs	0.6	0.3	0.3	89.7%
Depreciation, depletion and amortization	1.9	2.0	(0.1)	(3.7)%
Selling, general and administrative	0.1	0.1	—	(18.0)%
Cost of operations per ton*	$60.05	$43.88	$16.17	36.8%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$9.0	$7.7	$1.3	17.5%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.6	1.4	0.2	14.3%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$30.22	$31.83	$(1.61)	(5.1)%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.3	$4.2	$3.1	75.1%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.2	0.4	0.8	138.6%
Selling, general and administrative	0.2	0.2	—	(2.9)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$52.8	$50.1	$2.7	5.4%
Freight and handling costs	0.6	0.3	0.3	63.0%
Depreciation, depletion and amortization	9.6	9.9	(0.3)	(3.3)%
Selling, general and administrative	4.1	4.7	(0.6)	(11.8)%
Cost of operations per ton*	$55.97	$53.94	$2.03	3.8%

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

Cost of Operations.  Total cost of operations was $52.8 million for the three months ended September 30, 2014 as compared to $50.1 million for the three months ended September 30, 2013. Our cost of operations per ton was $55.97 for the three months ended September 30, 2014, an increase of $2.03, or 3.8%, from the three months ended September 30, 2013. Total cost of operations increased primarily due to an increase from our Northern Appalachia operations associated adverse mining conditions at our Hopedale operation as we continue developing the 7-seam reserve at this location, as well as initial costs associated with our Pennyrile mine. The increase in the cost of operations on a per ton basis was primarily due to an increase from our Northern Appalachia operations associated adverse mining conditions at our Hopedale operation as we continue developing the 7-seam reserve, partially offset by a decrease in Rhino Western due to favorable mining conditions at our Castle Valley mine.

Our cost of operations for the Central Appalachia segment decreased by $3.4 million, or 13.6%, to $21.8 million for the three months ended September 30, 2014 from $25.2 million for the three months ended September 30, 2013. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions. Our cost of operations per ton increased to $66.09 per ton for the three months ended September 30, 2014 from $64.53 per ton for the three months ended September 30, 2013. The increase in cost of operations per ton was primarily due to the temporary idling of certain operations during the quarter due to weak market conditions for coal from this segment.

In our Northern Appalachia segment, our cost of operations increased by $1.7 million, or 12.6%, to $14.7 million for the three months ended September 30, 2014 from $13.0 million for the three months ended September 30, 2013. Our cost of operations per ton was $60.05 for the three months ended September 30, 2014, an increase of $16.17, or 36.8%, compared to $43.88 for the three months ended September 30, 2013. The increase in total cost of operations and cost of operations per ton was primarily due to adverse mining conditions at our Hopedale operation discussed earlier.

Our cost of operations for the Rhino Western segment increased by $1.3 million, or 17.5%, to $9.0 million for the three months ended September 30, 2014 from $7.7 million for the three months ended September 30, 2013. The increase in cost of operations compared to the prior period was due to higher production levels at our Castle Valley mine to meet customer demand. Our cost of operations per ton decreased to $30.22 per ton for the three months ended September 30, 2014 from $31.83 per ton for three months ended September 30, 2013. The decrease in cost of operations per ton was primarily due to favorable mining conditions during the quarter at our Castle Valley mine.

Cost of operations in our Other category increased by $3.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to initial costs of our new Pennyrile mine in western Kentucky.

Freight and Handling.  Total freight and handling cost for the three months ended September 30, 2014 increased by $0.3 million, or 63.0%, to $0.6 million from $0.3 million for the three months ended September 30, 2013. This increase was primarily due to increased limestone sales that required transportation by truck to the customer.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2014 was $9.6 million as compared to $9.9 million for the three months ended September 30, 2013.

For the three months ended September 30, 2014, our depreciation cost was relatively flat at $7.9 million compared to $7.8 million for the three months ended September 30, 2013.

For the three months ended September 30, 2014, our depletion cost decreased to $1.2 million compared to $1.4 million for the three months ended September 30, 2013. This decrease resulted from fewer coal tons produced in the current quarter compared to the prior year.

For the three months ended September 30, 2014, our amortization cost decreased to $0.5 million from $0.7 million for the three months ended September 30, 2013. This decrease is primarily due to lower amortization costs of mine development in our Central Appalachia segment.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2014 decreased to $4.1 million as compared to $4.7 million for the three months ended September 30, 2013. This decrease was primarily attributable to lower corporate overhead expenses.

Interest Expense.  Interest expense for the three months ended September 30, 2014 decreased to $0.8 million as compared to $2.1 million for the three months ended September 30, 2013, primarily due to a lower balance on our revolving credit facility.

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

(In thousands, except per ton data and %)	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$3,852	$6,810	(43.4)%
Total revenues	$3,920	$6,858	(42.8)%
Coal revenues per ton*	$98.47	$110.11	(10.6)%
Cost of operations	$6,552	$7,124	(8.0)%
Cost of operations per ton*	$167.47	$115.18	45.4%
Depreciation, depletion and amortization	$449	$498	(9.8)%
Interest expense	$23	—	n/a
Net income (loss)	$(3,808)	$(1,537)	(147.7)%
Partnership’s portion of net income (loss)	$(1,942)	$(784)	(147.7)%
Tons produced	37.5	63.5	(40.9)%
Tons sold	39.1	61.8	(36.7)%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

We incurred higher costs during the three months ended September 30, 2014 as we encountered adverse mining conditions at Rhino Eastern. Rhino Eastern recorded lower revenues from reduced sales volumes during the three months ended September 30, 2014 compared to the same period in 2013 due to weak conditions in the met coal market discussed earlier. In addition, a significant decrease in the market price for the quality of met coal that Rhino Eastern produces continues to impact the coal revenues, total revenues and financial results of Rhino Eastern.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the three months ended September 30, 2014 and 2013:

	Three months ended	Three months ended	Increase
Segment	September 30, 2014	September 30, 2013	(Decrease)
	(in millions)
Central Appalachia	$(4.7)	$(0.4)	$(4.3)
Northern Appalachia	(0.7)	4.3	(5.0)
Rhino Western	1.2	—	1.2
Eastern Met *	(1.9)	(0.8)	(1.1)
Other	(2.7)	(0.9)	(1.8)
Total	$(8.8)	$2.2	$(11.0)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the three months ended September 30, 2014, total net loss from continuing operations was a loss of approximately $8.8 million compared to net income from continuing operations of approximately $2.2 million for the three months ended September 30, 2013. Our net income from continuing operations decreased to a net loss year to year primarily due to decreases in coal revenues. Including our loss from discontinued operations of approximately $0.1 million, our total net loss for the three months ended September 30, 2014 was approximately $8.9 million. Income from discontinued operations of approximately $0.7 million for the three months ended September 30, 2013 resulted in total net income of approximately $2.9 million as the Utica Shale oil and natural gas properties increased sales during the three months ended September 30, 2013.

For our Central Appalachia segment, net loss from continuing operations was approximately $4.7 million for the three months ended September 30, 2014, a $4.3 million larger net loss as compared to the three months ended September 30, 2013 as ongoing weakness in the met and steam coal markets continued to adversely affect results in this segment. Net income from continuing operations in our Northern Appalachia segment decreased by $5.0 million to a loss of $0.7 million for the three months ended September 30, 2014, from income of $4.3 million for the three months ended September 30, 2013. This decrease was primarily due to higher costs attributable to difficult mining conditions at our Hopedale complex discussed earlier as well as fewer tons sold at our Hopedale complex due to railroad transportation constraints. Net income from continuing operations in our Rhino Western segment was $1.2 million for the three months ended September 30, 2014, compared to break even for the three months ended September 30, 2013. This increase in net income was primarily the result of an increase in coal sales at our Castle Valley operation due to increased customer demand compared to the prior year. Our Eastern Met segment recorded a net loss from continuing operations of $1.9 million for the three months ended September 30, 2014 compared to a net loss from continuing operations of $0.8 million for the three months ended September 30, 2013. Results decreased year to year at Rhino Eastern as we experienced higher costs due to adverse mining conditions as well as weak pricing in the met coal market that negatively affected results at Rhino Eastern for the three months ended September 30, 2014.  For the Other category, we had a net loss from continuing operations of $2.7 million for the three months ended September 30, 2014, which was a larger loss when compared to a net loss from continuing operations of $0.9 million for the three months ended September 30, 2013. Results decreased year to year as we incurred incremental costs due to initial production during the third quarter of 2014 at our new Pennyrile mine.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended September 30, 2014 and 2013:

	Three months ended	Three months ended	Increase
Segment	September 30, 2014	September 30, 2013	(Decrease)
	(in millions)
Central Appalachia	$0.6	$6.7	$(6.1)
Northern Appalachia	1.3	6.5	(5.2)
Rhino Western	2.8	1.5	1.3
Eastern Met *	(1.7)	(0.5)	(1.2)
Other	(1.1)	0.3	(1.4)
Total	$1.9	$14.5	$(12.6)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total Adjusted EBITDA from continuing operations for the three months ended September 30, 2014 was $1.9 million, a decrease of $12.6 million from the three months ended September 30, 2013. Adjusted EBITDA from continuing operations decreased primarily as a result of a decrease in net income, as described previously. Total Adjusted EBITDA for the three months ended September 30, 2014 and 2013 was $1.8 million and $15.7 million, respectively, once the results from discontinued operations were included. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Summary.  For the nine months ended September 30, 2014, our total revenues decreased to $177.2 million from $209.6 million for the nine months ended September 30, 2013, which is a 15.5% decrease. We sold 2.6 million tons of coal for the nine months ended September 30, 2014, which is a 9.3% decrease compared to the tons of coal sold for the nine months ended September 30, 2013. This decrease was the result of continued weak demand in the met and steam coal markets as discussed earlier.

Net loss from continuing operations and Adjusted EBITDA from continuing operations decreased for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. We generated a net loss from continuing operations of approximately $20.6 million for the nine months ended September 30, 2014 compared to net income from continuing operations of approximately $7.4 million for the nine months ended September 30, 2013 as reductions in costs were offset by lower coal revenues. For the nine months ended September 30, 2013, our net income was positively impacted by $10.5 million from the sale of our royalty interest in our Utica Shale oil and natural gas properties. Net loss from continuing operations for the nine months ended September 30, 2014 was negatively impacted period to period due to a $4.6 million net loss from our Rhino Eastern joint venture compared to a net loss of $4.1 million for the nine months ended September 30, 2013, which represents our proportionate share of loss from Rhino Eastern in which we have a 51% membership interest and for which we serve as manager.

Adjusted EBITDA from continuing operations decreased to $12.7 million for the nine months ended September 30, 2014 from $44.9 million for the nine months ended September 30, 2013. Adjusted EBITDA from continuing operations decreased period to period primarily due to the net loss from continuing operations generated in 2014 as described above.

Including income from discontinued operations of approximately $130.4 million, our total net income and Adjusted EBITDA for the nine months ended September 30, 2014 were $109.8 million and $143.1 million, respectively. Income from discontinued operations consisted primarily of the gain of approximately $121.7 million from the sale of our Utica Shale oil and natural gas properties.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the nine months ended September 30, 2014 and 2013:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2014	September 30, 2013	Tons	% *
	(in millions, except %)
Central Appalachia	987.5	1,174.6	(187.1)	(15.9)%
Northern Appalachia	758.0	959.5	(201.5)	(21.0)%
Rhino Western	765.7	712.1	53.6	7.5%
Other	70.6	—	70.6	n/a
Total *†	2,581.8	2,846.2	(264.4)	(9.3)%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†                                         Excludes tons sold by the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

We sold approximately 2.6 million tons of coal for the nine months ended September 30, 2014 compared to approximately 2.8 million tons for the nine months ended September 30, 2013. The decrease in total tons sold year-to-year was primarily due to lower sales from our Hopedale complex in Northern Appalachia due to railroad transportation constraints, as well as fewer met coal tons sold from our Central Appalachia segment due to weak market conditions. Tons of coal sold in our Central Appalachia segment decreased by approximately 15.9% to approximately 1.0 million tons for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to a decrease in met coal tons sold in the nine months ended September 30, 2014 compared to the same period in 2013. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.2 million tons, or 21.0%, to approximately 0.8 million tons for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to lower sales from our Hopedale complex as discussed above. Coal sales from our Rhino Western segment increased by approximately 7.5% to approximately 0.8 million tons for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to increased customer demand at our Castle Valley mine. Our Other category includes our initial sales from our new Pennyrile mine in western Kentucky.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the nine months ended September 30, 2014 and 2013:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2014	September 30, 2013	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$70.0	$98.8	$(28.8)	(29.2)%
Freight and handling revenues	—	—	—	n/a
Other revenues	15.6	15.2	0.4	2.6%
Total revenues	$85.6	$114.0	$(28.4)	(24.9)%
Coal revenues per ton*	$70.91	$84.15	$(13.24)	(15.7)%
Northern Appalachia
Coal revenues	$45.4	$56.5	$(11.1)	(19.6)%
Freight and handling revenues	1.3	1.7	(0.4)	(21.4)%
Other revenues	6.6	4.0	2.6	62.9%
Total revenues	$53.3	$62.2	$(8.9)	(14.2)%
Coal revenues per ton*	$59.86	$58.79	$1.07	1.8%
Rhino Western
Coal revenues	$31.8	$28.7	$3.1	10.9%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$31.8	$28.7	$3.1	10.9%
Coal revenues per ton*	$41.56	$40.31	$1.25	3.1%
Other**
Coal revenues	$3.2	$—	$3.2	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	3.3	4.7	(1.4)	(30.5)%
Total revenues	$6.5	$4.7	$1.8	36.8%
Coal revenues per ton*	$44.99	$—	n/a	n/a
Total
Coal revenues	$150.4	$184.0	$(33.6)	(18.2)%
Freight and handling revenues	1.3	1.7	(0.4)	(21.4)%
Other revenues	25.5	23.9	1.6	6.3%
Total revenues	$177.2	$209.6	$(32.4)	(15.5)%
Coal revenues per ton*	$58.25	$64.63	$(6.38)	(9.9)%

*                                         Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**                                 The Other category includes our initial sales from our Pennyrile mine in western Kentucky

Our coal revenues for the nine months ended September 30, 2014 decreased by approximately $33.6 million, or 18.2%, to approximately $150.4 million from approximately $184.0 million for the nine months ended September 30, 2013. The decrease in coal revenues was primarily due to fewer met coal tons sold and lower met coal prices in Central Appalachia, as well as fewer tons sold from our Hopedale complex in Northern Appalachia due to railroad transportation constraints. Coal revenues per ton were $58.25 for the nine months ended September 30, 2014, a decrease of $6.38, or 9.9%, from $64.63 per ton for the nine months ended September 30, 2013. This decrease in coal revenues per ton was primarily the result of lower prices for met coal sold in Central Appalachia, partially offset by an increase in coal revenues per ton in our Northern Appalachia segment primarily due to fewer lower priced tons being sold from our Sands Hill complex for the nine months ended September 30, 2014 compared to the same period in 2013.

For our Central Appalachia segment, coal revenues decreased by approximately $28.8 million, or 29.2%, to approximately $70.0 million for the nine months ended September 30, 2014 from approximately $98.8 million for the nine months ended September 30, 2013, primarily due to fewer met coal tons sold and a decrease in the price for met coal tons sold due to ongoing weakness in the met coal market. Coal revenues per ton for our Central Appalachia segment decreased by $13.24, or 15.7%, to $70.91 per ton for the nine months ended September 30, 2014 as compared to $84.15 for the nine months ended September 30, 2013, primarily due to lower prices for met coal sold, along with the expiration of a long-term, above-market steam coal sales contract. Other revenues increased slightly for our Central Appalachia segment primarily due to higher coal royalty revenue from our coal leasing business as our lessees mined more tons during the nine months ended September 30, 2014 as compared to the same period in 2013.

For our Northern Appalachia segment, coal revenues were approximately $45.4 million for the nine months ended September 30, 2014, a decrease of approximately $11.1 million, or 19.6%, from approximately $56.5 million for the nine months ended September 30, 2013. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia as mentioned earlier. Coal revenues per ton for our Northern Appalachia segment increased by $1.07, or 1.8%, to $59.86 per ton for the nine months ended September 30, 2014 as compared to $58.79 per ton for the nine months ended September 30, 2013. This increase was primarily due to the mix of fewer lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues increased approximately $3.1 million, or 10.9%, to approximately $31.8 million for the nine months ended September 30, 2014 compared to approximately $28.7 million the nine months ended September 30, 2013, primarily due to increased customer demand at our Castle Valley mine. Coal revenues per ton for our Rhino Western segment were $41.56 for the nine months ended September 30, 2014, an increase of $1.25, or 3.1%, from $40.31 for the nine months ended September 30, 2013. The increase in coal revenues per ton were due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the nine months ended September 30, 2014 compared to the same period in 2013.

Coal revenues of approximately $3.2 million for the Other category consisted of initial sales from our new Pennyrile mine in western Kentucky. Other revenues for our Other category decreased by approximately $1.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to lower revenues from our Razorback drill pad construction company due to fewer drill pads completed during the nine months ended September 30, 2014 as compared to the same period in 2013.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase (Decrease) %*
Met coal tons sold	234.4	450.2	(47.9)%
Steam coal tons sold	753.1	724.4	4.0%
Total tons sold †	987.5	1,174.6	(15.9)%

Met coal revenue	$18,306	$41,700	(56.1)%
Steam coal revenue	$51,716	$57,140	(9.5)%
Total coal revenue †	$70,022	$98,840	(29.2)%

Met coal revenues per ton	$78.09	$92.63	(15.7)%
Steam coal revenues per ton	$68.67	$78.88	(12.9)%
Total coal revenues per ton †	$70.91	$84.15	(15.7)%

Met coal tons produced	249.2	450.1	(44.6)%
Steam coal tons produced	757.4	782.4	(3.2)%
Total tons produced †	1,006.6	1,232.5	(18.3)%

† Excludes data for the Rhino Eastern mining complex located in West Virginia for which we serve as manager.

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the nine months ended September 30, 2014 and 2013:

	Nine months	Nine months
	ended	ended
Segment	September 30, 2014	September 30, 2013	Increase/(Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$63.3	$79.5	$(16.2)	(20.4)%
Freight and handling costs	—	0.3	(0.3)	n/a
Depreciation, depletion and amortization	15.6	18.5	(2.9)	(15.7)%
Selling, general and administrative	13.4	14.2	(0.8)	(5.6)%
Cost of operations per ton*	$64.12	$67.71	$(3.59)	(5.3)%

Northern Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$43.2	$40.9	$2.3	5.7%
Freight and handling costs	1.2	0.6	0.6	96.9%
Depreciation, depletion and amortization	5.6	6.0	(0.4)	(6.9)%
Selling, general and administrative	0.2	0.2	—	(15.8)%
Cost of operations per ton*	$56.97	$42.59	$14.38	33.8%

Rhino Western

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$25.5	$22.9	$2.6	11.2%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	4.4	4.1	0.3	9.2%
Selling, general and administrative	0.1	0.1	—	41.5%
Cost of operations per ton*	$33.29	$32.21	$1.08	3.4%

Other

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.7	$13.0	$0.7	5.6%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	2.2	1.4	0.8	58.6%
Selling, general and administrative	0.7	0.7	—	2.6%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$145.7	$156.3	$(10.6)	(6.8)%
Freight and handling costs	1.2	0.9	0.3	36.3%
Depreciation, depletion and amortization	27.8	30.0	(2.2)	(7.2)%
Selling, general and administrative	14.4	15.2	(0.8)	(5.1)%
Cost of operations per ton*	$56.43	$54.92	$1.51	2.8%

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

Cost of Operations.  Total cost of operations was $145.7 million for the nine months ended September 30, 2014 as compared to $156.3 million for the nine months ended September 30, 2013. Our cost of operations per ton was $56.43 for the nine months ended September 30, 2014, an increase of $1.51, or 2.8%, from the nine months ended September 30, 2013. Total cost of operations decreased primarily due to a decrease in tons produced in our Central Appalachia, which was in response to weak market conditions for coal from this complex. The increase in the cost of operations on a per ton basis was primarily due to an increase from our Northern Appalachia operations associated adverse mining conditions at our Hopedale operation as we advanced through thin coal while developing the 7-seam reserve, partially offset by a decrease in Central Appalachia due to production at lower cost operations.

Our cost of operations for the Central Appalachia segment decreased by $16.2 million, or 20.4%, to $63.3 million for the nine months ended September 30, 2014 from $79.5 million for the nine months ended September 30, 2013. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions. Our cost of operations per ton decreased to $64.12 per ton for the nine months ended September 30, 2014 from $67.71 per ton for the nine months ended September 30, 2013. The decrease in cost of operations per ton was primarily due to production at lower cost operations, which was partially offset by higher per ton costs due to the temporarily idling during the second quarter of 2014 of the Rob Fork facility due to a fire that closed the railroad tunnel to this location.

In our Northern Appalachia segment, our cost of operations increased by $2.3 million, or 5.7%, to $43.2 million for the nine months ended September 30, 2014 from $40.9 million for the nine months ended September 30, 2013. Our cost of operations per ton was $56.97 for the nine months ended September 30, 2014, an increase of $14.38, or 33.8%, compared to $42.59 for the nine months ended September 30, 2013. The increase in total cost of operations and cost of operations per ton was primarily due to adverse mining conditions at our Hopedale operation as discussed earlier.

Our cost of operations for the Rhino Western segment increased by $2.6 million, or 11.2%, to $25.5 million for the nine months ended September 30, 2014 from $22.9 million for the nine months ended September 30, 2013. Our cost of operations per ton increased to $33.29 per ton for the nine months ended September 30, 2014 from $32.21 per ton for nine months ended September 30, 2013. The increases in cost of operations and cost of operations per ton were primarily due to high maintenance expenses and other unusual expenses at our Castle Valley mine.

Cost of operations in our Other category increased by $0.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to initial costs of our new Pennyrile mine in western Kentucky.

Freight and Handling.  Total freight and handling cost for the nine months ended September 30, 2014 increased by $0.3 million, or 36.3%, to $1.2 million from $0.9 million for the nine months ended September 30, 2013. This increase was primarily due to increased limestone sales that required transportation by truck to the customer.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization expense for the nine months ended September 30, 2014 was $27.8 million as compared to $30.0 million for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, our depreciation cost decreased to $22.7 million from $23.8 million for the nine months ended September 30, 2013. This decrease is primarily due to lower depreciation costs in our Central Appalachia segment.

For the nine months ended September 30, 2014, our depletion cost was $3.6 million compared to $4.1 million for the nine months ended September 30, 2013. This decrease is primarily due to fewer coal tons produced in our Central Appalachia segment.

For the nine months ended September 30, 2014, our amortization cost decreased to $1.5 million from $2.1 million for the nine months ended September 30, 2013. This decrease is primarily due to lower amortization costs of mine development in our Central Appalachia segment.

Selling, General and Administrative.  Selling, general and administrative expense for the nine months ended September 30, 2014 decreased to approximately $14.4 million as compared to $15.2 million for the nine months ended September 30, 2013. This decrease was primarily attributable to lower corporate overhead expenses.

Interest Expense.  Interest expense for the nine months ended September 30, 2014 decreased to $4.8 million as compared to $5.8 million for the nine months ended September 30, 2013, primarily due a lower balance on our revolving credit facility, partially offset by the write-off of approximately $1.1 million of a portion of our unamortized debt issuance costs. This write-off was due to an amendment of our credit facility that reduced the borrowing capacity from $300 million to $200 million.  See the discussion on our credit agreement in the Liquidity section that follows for more information on this amendment.

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

(In thousands, except per ton data and %)	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase (Decrease) %*
Eastern Met 100% Basis
Coal revenues	$16,446	$20,611	(20.2)%
Total revenues	$16,649	$20,675	(19.5)%
Coal revenues per ton*	$97.98	$111.88	(12.4)%
Cost of operations	$22,167	$25,176	(12.0)%
Cost of operations per ton*	$132.06	$136.66	(3.4)%
Depreciation, depletion and amortization	$1,388	$1,455	(4.6)%
Interest expense	$58	$0	n/a
Net income (loss)	$(9,071)	$(8,039)	(12.8)%
Partnership’s portion of net income (loss)	$(4,626)	$(4,100)	(12.8)%
Tons produced	157.4	142.8	10.2%
Tons sold	167.9	184.2	(8.9)%

* Percentages are calculated based on actual amounts and not the rounded amounts presented in this table.

A decrease in tons sold and a decrease in the market price for the quality of met coal that Rhino Eastern produces resulted in a larger net loss for the nine months ended September 30, 2014 compared to the same period in 2013.  Cost of operations improved year to year as we transitioned mining operations to the lower cost Eagle #3 mine. However, we incurred unexpected higher costs during the second and third quarters of 2014 as we encountered adverse mining conditions at Rhino Eastern.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2014 and 2013:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2014	September 30, 2013	(Decrease)
	(in millions)
Central Appalachia	$(12.9)	$(7.7)	$(5.2)
Northern Appalachia	0.7	22.7	(22.0)
Rhino Western	0.1	(0.4)	0.5
Eastern Met *	(4.6)	(4.1)	(0.5)
Other	(3.9)	(3.1)	(0.8)
Total	$(20.6)	$7.4	$(28.0)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

For the nine months ended September 30, 2014, total net loss from continuing operations was a loss of approximately $20.6 million compared to net income of approximately $7.4 million for the nine months ended September 30, 2013. We had a net loss from continuing operations compared to net income in the prior year as decreases in costs and expenses were offset by decreases in coal revenues. For the nine months ended September 30, 2013, our net income was positively impacted by $10.5 million from the sale of our royalty interest in our Utica Shale oil and natural gas properties. Including our income from discontinued operations of approximately $130.4 million, our total net income for the nine months ended September 30, 2014 was approximately $109.8 million. Our income from discontinued operations for the nine months ended September 30, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties. Income from discontinued operations of approximately $1.2 million for the nine months ended September 30, 2013 resulted in total net income of approximately $8.6 million as the Utica Shale oil and gas properties had limited production and sales during the first nine months of 2013.

For our Central Appalachia segment, net loss from continuing operations was approximately $12.9 million for the nine months ended September 30, 2014, a $5.2 million larger net loss as compared to the nine months ended September 30, 2013, primarily due to ongoing weakness in the met and steam coal markets. Net income from continuing operations in our Northern Appalachia segment decreased by $22.0 million to $0.7 million for the nine months ended September 30, 2014, from $22.7 million for the nine months ended September 30, 2013. This decrease was primarily due to higher costs attributable to difficult mining conditions at our Hopedale complex that were discussed earlier as well as fewer tons sold at our Hopedale complex due to railroad transportation constraints. For the nine months ended September 30, 2013, net income in our Northern Appalachia segment was positively impacted by $10.5 million from the sale of our 20% royalty interest in our Utica Shale property. Net income from continuing operations in our Rhino Western segment was $0.1 million for the nine months ended

September 30, 2014, compared to a net loss from continuing operations of $0.4 million for the nine months ended September 30, 2013. This increase in net income was primarily the result of an increase in customer demand for coal year to year at our Castle Valley operation. Our Eastern Met segment recorded a net loss from continuing operations of $4.6 million for the nine months ended September 30, 2014 compared to a net loss from continuing operations of $4.1 million for the nine months ended September 30, 2013. Our net loss from continuing operations increased at Rhino Eastern as weak pricing in the met coal market continued to cause Rhino Eastern to generate a net loss from continuing operations for the nine months ended September 30, 2014.  For the Other category, we had a net loss from continuing operations of $3.9 million for the nine months ended September 30, 2014, which was a larger net loss compared to a net loss from continuing operations of $3.1 million for the nine months ended September 30, 2013. Results decreased year to year as we incurred incremental costs due to initial production during the third quarter of 2014 at our new Pennyrile mine.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the nine months ended September 30, 2014 and 2013:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2014	September 30, 2013	(Decrease)
	(in millions)
Central Appalachia	$4.4	$14.7	$(10.3)
Northern Appalachia	6.7	29.4	(22.7)
Rhino Western	4.8	4.1	0.7
Eastern Met *	(3.9)	(3.4)	(0.5)
Other	0.7	0.1	0.6
Total	$12.7	$44.9	$(32.2)

*                                         Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

Total Adjusted EBITDA from continuing operations for the nine months ended September 30, 2014 was $12.7 million, a decrease of $32.2 million from the nine months ended September 30, 2013. Adjusted EBITDA from continuing operations decreased primarily as a result of a decrease in net income, as described previously. Total Adjusted EBITDA for the nine months ended September 30, 2014 and 2013 was $143.1 million and $47.4 million, respectively, once the results from discontinued operations were included.  The increase in total Adjusted EBITDA year to year was primarily attributable to the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties, as well as the $8.4 million gain recognized from the sale of Blackhawk that was discussed earlier. Results of operations from our Eastern Met segment are recorded using the equity method and are reflected as a single line item in our financial statements. Therefore, DD&A and interest expense are not presented separately for our Eastern Met segment. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Eastern
Three months ended September 30, 2014	Appalachia	Appalachia	Western	Met *	Other	Total**
	(in millions)
Net income from continuing operations	$(4.7)	$(0.7)	$1.2	$(1.9)	$(2.7)	$(8.8)
Plus:
DD&A	4.9	1.9	1.6	—	1.2	9.6
Interest expense	0.4	0.1	—	—	0.4	0.8
EBITDA from continuing operations†	$0.6	$1.3	$2.8	$(1.9)	$(1.1)	$1.7
Plus: Rhino Eastern DD&A-51%	—	—	—	0.2	—	0.2
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	0.6	1.3	2.8	(1.7)	(1.1)	1.9
Net (loss) from discontinued operations	—	—	—	—	—	(0.1)
Adjusted EBITDA †	$0.6	$1.3	$2.8	$(1.7)	$(1.1)	$1.8

	Central	Northern	Rhino	Eastern
Three months ended September 30, 2013	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income from continuing operations	$(0.4)	$4.3	$—	$(0.8)	$(0.9)	$2.2
Plus:
DD&A	6.1	2.0	1.4	—	0.4	9.9
Interest expense	1.0	0.2	0.1	—	0.8	2.1
EBITDA from continuing operations†	$6.7	$6.5	$1.5	$(0.8)	$0.3	$14.2
Plus: Rhino Eastern DD&A-51%	—	—	—	0.3	—	0.3
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Plus: Non-cash write-off of mining equipment (1)	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	6.7	6.5	1.5	(0.5)	0.3	14.5
Net income from discontinued operations	—	—	—	—	—	0.7
DD&A included in net income from discontinued operations	—	—	—	—	—	0.5
Adjusted EBITDA †	$6.7	$6.5	$1.5	$(0.5)	$0.3	$15.7

	Central	Northern	Rhino	Eastern
Nine months ended September 30, 2014	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income from continuing operations	$(12.9)	$0.7	$0.1	$(4.6)	$(3.9)	$(20.6)
Plus:
DD&A	15.6	5.6	4.4	—	2.2	27.8
Interest expense	1.7	0.4	0.3	—	2.4	4.8
EBITDA from continuing operations† **	$4.4	$6.7	$4.8	$(4.6)	$0.7	$12.0
Plus: Rhino Eastern DD&A-51%	—	—	—	0.7	—	0.7
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	4.4	6.7	4.8	(3.9)	0.7	12.7
Net income from discontinued operations	—	—	—	—	—	130.4
Adjusted EBITDA †	$4.4	$6.7	$4.8	$(3.9)	$0.7	$143.1

	Central	Northern	Rhino	Eastern
Nine months ended September 30, 2013	Appalachia	Appalachia	Western	Met *	Other	Total
	(in millions)
Net income from continuing operations	$(7.7)	$22.7	$(0.4)	$(4.1)	$(3.1)	$7.4
Plus:
DD&A	18.5	6.0	4.1	—	1.4	30.0
Interest expense	2.9	0.7	0.4	—	1.8	5.8
EBITDA from continuing operations†	$13.7	$29.4	$4.1	$(4.1)	$0.1	$43.2
Plus: Rhino Eastern DD&A-51%	—	—	—	0.7	—	0.7
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—
Plus: Non-cash write-off of mining equipment (1)	1.0	—	—	—	—	1.0
Adjusted EBITDA from continuing operations†	14.7	29.4	4.1	(3.4)	0.1	44.9
Net income from discontinued operations	—	—	—	—	—	1.2
DD&A included in net income from discontinued operations	—	—	—	—	—	1.3
Adjusted EBITDA †	$14.7	$29.4	$4.1	$(3.4)	$0.1	$47.4

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Net cash provided by operating activities	$3.7	$11.1	$17.3	$40.2
Plus:
Increase in net operating assets	—	3.2	—	—
Gain on sale of assets	—	0.6	130.6	10.3
Amortization of deferred revenue	0.6	0.4	1.3	1.1
Amortization of actuarial gain	0.1	—	0.3	0.1
Interest expense	0.8	2.1	4.8	5.8
Equity in net income of unconsolidated affiliate	—	—	—	—
Less:
Decrease in net operating assets	0.2	—	2.9	4.0
Accretion on interest-free debt	—	—	—	0.1
Amortization of advance royalties	0.1	0.1	0.2	0.1
Amortization of debt issuance costs	0.2	0.3	1.9	0.9
Loss on retirement of advance royalties	0.2	—	0.2	—
Loss on sale of assets	0.4	—	—	—
Equity-based compensation	0.1	0.2	0.3	0.6
Accretion on asset retirement obligations	0.5	0.6	1.7	1.8
Equity in net loss of unconsolidated affiliates	1.9	0.8	4.7	4.3
EBITDA†	$1.6	$15.4	$142.4	$45.7
Plus: Rhino Eastern DD&A-51%	0.2	0.3	0.7	0.7
Plus: Rhino Eastern interest expense-51%	—	—	—	—
Plus: Non-cash write-off of mining equipment (1)	—	—	—	1.0
Adjusted EBITDA† **	1.8	15.7	143.1	47.4
Less: Net (loss)/income from discontinued operations	(0.1)	0.7	130.4	1.2
Less: DD&A included in net income from discontinued operations	—	0.5	—	1.3
Adjusted EBITDA from continuing operations †	$1.9	$14.5	$12.7	$44.9

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

The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of September 30, 2014, our available liquidity was $125.0 million, including cash on hand of $0.3 million and $124.7 million available under our credit agreement.

In October 2014, we reduced our quarterly cash distribution to $0.05 per common unit, or $0.20 per unit on an annualized basis, compared to the previous quarter’s distribution amount of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution reduction was the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. The distribution reduction is designed to preserve liquidity to ensure we meet our future financial requirements described above and to enhance our long-term value.

Please read “—Capital Expenditures” for a further discussion of the impact on liquidity.

Cash Flows

Net cash provided by operating activities was $17.3 million for the nine months ended September 30, 2014 as compared to $40.2 million for the nine months ended September 30, 2013. This decrease in cash provided by operating activities was primarily the result of a decrease in net income from continuing operations for the nine months ended September 30, 2014 as compared to 2013.

Net cash provided by investing activities was $122.7 million for the nine months ended September 30, 2014 as compared to net cash used in investing activities of $22.8 million for the nine months ended September 30, 2013. The increase in cash provided by investing activities was primarily due to the proceeds received from the sale of our Utica Shale oil and natural gas assets during the nine months ended September 30, 2014, partially offset by an increase in additions to property, plant and equipment that were primarily due to the ongoing development of our new Pennyrile mine in western Kentucky.

Net cash used in financing activities for the nine months ended September 30, 2014 was $140.2 million, which was primarily attributable to repayments on debt during this period with the proceeds from the Utica Shale oil and natural gas property sale, along with distributions paid to unitholders. Net cash used in financing activities for the nine months ended September 30, 2013 was $16.8 million, which were primarily attributable to distributions to our unitholders in that period and net payments under our credit agreement, partially offset by proceeds from our common unit offering that was completed in the third quarter of 2013.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2014 were approximately $8.6 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2014 were approximately $49.9 million, which were primarily related to the development of our new Riveredge mine on our Pennyrile property in western Kentucky.

We believe that we have sufficient liquid assets, cash flows from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for the next twelve months. The reduction in our quarterly distribution to common unitholders discussed earlier was an additional step we undertook to ensure we could meet our future financial commitments to operate the business. However, we are subject to future business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity and could affect the future distribution amounts paid to our unitholders. From time to time, we may issue debt and equity securities.

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

Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the period ended September 30, 2014, we were in compliance with respect to all covenants contained in the credit agreement. The credit agreement expires in July 2016.

As discussed earlier, we sold our Utica Shale oil and natural gas assets in March 2014 for approximately $184 million. We used the initial proceeds from this sale of approximately $179 million to reduce the outstanding debt on our amended and restated senior secured credit facility. At September 30, 2014, we had borrowed $48.0 million at a variable interest rate of LIBOR plus 2.50% (2.66% at September 30, 2014) and an additional $2.9 million at a variable interest rate of PRIME plus 1.50% (4.75% at September 30, 2014). In addition, we had outstanding letters of credit of approximately $21.1 million at a fixed interest rate of 2.50% at September 30, 2014. We had not used $124.7 million of the borrowing availability at September 30, 2014. During the three months ended September 30, 2014, we had average borrowings outstanding of approximately $41.6 million in relation to this credit agreement.

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

As of September 30, 2014, we had $21.1 million in letters of credit outstanding, of which $16.2 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies and estimates as of September 30, 2014.

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

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts. As of September 30, 2014, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2014 Q4	1,032	21
2015	2,833	9
2016	2,060	4
2017	1,100	2

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

A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by less than $0.1 million for the three months ended September 30, 2014 and would have reduced net income by $0.2 million for the nine months ended September 30, 2014. A hypothetical increase of 10% in steel prices would have reduced net income by $0.3 million for the three months ended September 30, 2014 and would have reduced net income by $0.7 million for the nine months ended September 30, 2014. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.1 million for the three months ended September 30, 2014 and would have reduced net income by $0.3 million for the nine months ended September 30, 2014.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.1 million for the three months ended September 30, 2014 and would have reduced net income by $0.8 million for the nine months ended September 30, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  During the second quarter of 2014, we implemented a new enterprise resource planning (“ERP”) system that replaced our existing computer system. In connection with the implementation of the new ERP system, we have taken the appropriate actions to monitor our business processes and related controls to ensure there are no adverse impacts on our internal control environment.  We will continue to evaluate the controls related to our business processes as they relate to the new ERP system throughout the remainder of the year. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2014 is included in Exhibit 95.1 to this report.

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

10.1*	Amended and Restated Employment Agreement of Reford C. Hunt effective as of September 1, 2014

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended September 30, 2014

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF§	XBRL Taxonomy Definition Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

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

RHINO RESOURCE PARTNERS LP

By: Rhino GP LLC, its General Partner

Date: November 5, 2014	By:	/s/ Christopher I. Walton
Christopher I. Walton
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014	By:	/s/ Richard A. Boone
Richard A. Boone
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)