Form 10-K
period 2014-12-31
Rhino Resource Partners LP
filed 2015-03-11
CIK 1490630

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's equity held by non-affiliates of the registrant was approximately $132.0 million based on the closing price of the registrant's common units on the New York Stock Exchange on such date. As of March 6, 2015, the registrant had 16,696,398 common units and 12,397,000 subordinated units outstanding.

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

        Metallurgical, or "met", coal:    The various grades of coal suitable for carbonization to make coke for steel manufacture. Its quality depends on four important criteria: volatility, which affects coke yield; the level of impurities including sulfur and ash, which affects coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety. Metallurgical coal typically has a particularly high Btu but low ash and sulfur content.

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

Item 1.    Business.

        We are a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades from multiple coal producing basins in the United States. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from such management and leasing activities. Our diversified energy portfolio also includes investments in oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma. In addition, we have expanded our business to include infrastructure support services, including the formation of a service company to provide drill pad construction for operators in the Utica Shale as well as other joint venture investments to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that will provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

        We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region and oil and natural gas investments in the Cana Woodford region of western Oklahoma. As of December 31, 2014, we controlled an estimated 480.0 million tons of proven and probable coal reserves, consisting of an estimated 425.1 million tons of steam coal and an estimated 54.9 million tons of metallurgical coal. In addition, as of December 31, 2014, we controlled an estimated 290.0 million tons of non-reserve coal deposits. As discussed further below, Rhino Eastern LLC, a joint venture in which we had a 51% membership interest and for which we served as manager, was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above since the joint venture and its operations were effectively dissolved as of December 31, 2014. Our oil and natural gas investments as of December 31, 2014 also consisted of approximately 1,900 net mineral acres that we own in the Cana Woodford region.

        As of December 31, 2014, we operated nine mines, including four underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

        Due to the prolonged weakness in the U.S. coal markets and the dim prospects for an upturn in the coal markets in the near term, in the fourth quarter of 2014, we performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain whether any of our investments were no longer recoverable. We identified various properties, projects and operations that were potentially impaired based upon changes in our strategic plans, market conditions or other factors. We recorded approximately $45.3 million of asset impairment and related charges for the year ended December 31, 2014. We also recorded an additional $5.9 million impairment charge as of December 31, 2014 related to the January 2015 dissolution of our Rhino Eastern joint venture that is discussed further below. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", for a detailed discussion of these asset impairment and related charges.

        In January 2015, we completed a Membership Transfer Agreement (the "Transfer Agreement") with an affiliate of Patriot Coal Corporation ("Patriot") that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to us and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. We retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance of $6.3 million. As part of the closing of the Transfer Agreement, we and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement.

        Excluding results from the Rhino Eastern joint venture, for the year ended December 31, 2014, we produced approximately 3.4 million tons of coal, purchased approximately 0.1 million tons of coal and sold approximately 3.6 million tons of coal. Additionally, the Rhino Eastern joint venture produced and sold approximately 0.2 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2014. Lessees produced approximately 2.9 million tons of coal from our Elk Horn coal leasing properties in eastern Kentucky for the year ended December 31, 2014. We also received royalty revenue from hydrocarbons sold from our Cana Woodford investment for the year ended December 31, 2014. Please see Note 21 of the consolidated financial statements included elsewhere in this annual report for information regarding our reportable business segments.

        Our principal business strategy is to safely, efficiently and profitably produce, sell and lease both steam and metallurgical coal from our diverse asset base in order to maintain, and, over time, increase our quarterly cash distributions. In addition, we intend to potentially diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will enhance the stability of our cash flow.

History

        Our predecessor was formed in April 2003 by Wexford Capital LP ("Wexford Capital", and together with certain of its affiliates and principals, "Wexford"). Wexford Capital is an SEC registered investment advisor which was formed in 1994 and manages a series of investment funds and has approximately $3.5 billion of assets under management. Since the formation of our predecessor, we have significantly grown our coal reserves. Since April 2003, we have completed numerous coal asset acquisitions with a total purchase price of approximately $357.5 million. Through these acquisitions and coal lease transactions, we have substantially increased our proven and probable coal reserves and non-reserve coal deposits. In addition, we have successfully grown our production through internal development projects.

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

        In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky. These coal leases and property are estimated to contain approximately 32.4 million tons of proven and probable coal reserves that are contiguous to the Green River. The property is fully permitted and provides us with access to Illinois Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers. During 2014, we completed the initial construction of a new underground mining operation on this property. Production began in late May 2014 and the first barge shipments of coal departed from this facility in early July 2014. We have a long-term sales contract with an electric utility anchor customer and we have conducted many test shipments to potential customers that we believe could lead to additional long-term sales agreements. In addition, in June 2011 we completed the acquisition of 100% of the ownership interests in The Elk Horn Coal Company ("Elk Horn") for approximately $119.7 million in cash consideration. Elk Horn is primarily a coal leasing company located in eastern Kentucky that provides us with coal royalty revenues, which we believe helps to diversify our income stream while limiting our direct operational risk.

        In addition to our coal acquisitions, in 2011 we began to invest in oil and natural gas mineral rights in the Utica Shale region of eastern Ohio as well as the Cana Woodford region of western Oklahoma. As of December 31, 2013, we had invested a total of approximately $31.1 million for a 5% net interest in a portfolio of oil and natural gas leases in the Utica Shale region along with approximately $23.3 million in drilling costs, which represented our proportionate ownership share in the portfolio. Gulfport, the operator of the portfolio, began drilling and testing wells in the region in 2012 and we received our proportionate share (5%) of revenue from the hydrocarbons produced and sold by the operator on our acreage, which totaled approximately $5.6 million for the year ended December 31, 2013. In March 2014, we completed a purchase and sale agreement to sell our entire Utica Shale joint interest investment to Gulfport for approximately $184.0 million, which has significantly reduced our debt and enhanced our financial flexibility. In addition, as of December 31, 2014, we have invested approximately $8.1 million for mineral rights in the Cana Woodford region.

        We are managed by the board of directors and executive officers of our general partner. Our operations are conducted through, and our operating assets are owned by, our wholly owned subsidiary, Rhino Energy LLC, and its subsidiaries.

Coal Operations

Mining and Leasing Operations

        As of December 31, 2014, we operated three mining complexes located in Central Appalachia (Tug River, Rob Fork and Deane) along with our Elk Horn coal leasing operations in Central Appalachia. In addition, we operated two mining complexes located in Northern Appalachia (Hopedale and Sands Hill). In the Western Bituminous region, we operated one mining complex located in Emery and Carbon Counties, Utah (Castle Valley). We also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon) that was permanently idled at the end of 2013 (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information). During 2014, we developed a new mining complex in the Illinois Basin, our Riveredge mine at our Pennyrile mining complex, which began production in mid-2014. The Pennyrile complex consists of one underground mine, a preparation plant and river loadout facility.

        We define a mining complex as a central location for processing raw coal and loading coal into railroad cars or trucks for shipment to customers. These mining complexes include seven active preparation plants and/or loadouts, each of which receive, blend, process and ship coal that is produced from one or more of our active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits.

        The following map shows the location of our coal mining and leasing operations as of December 31, 2014 (Note: the McClane Canyon mine in Colorado was permanently idled at December 31, 2013):

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
ELK HORN COAL PROPERTIES
Beckley
Pikeville
DEANE COMPLEX
Hazard
ROB FORK COMPLEX
VIRGINIA
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

        The following table summarizes our and the Rhino Eastern joint venture's mining complexes and production by region as of December 31, 2014. The tons produced by the Elk Horn lessees are not included in the table below since we did not directly mine these tons, but rather collected royalty revenues from the lessees.

Region	Preparation Plants and Loadouts	Transportation to Customers(1)	Number and Type of Active Mines(2)	Tons Produced for the Year Ended December 31, 2014(3)
				(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Tug Fork & Jamboree(4)	Truck, Barge, Rail (NS)	2S	0.5
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	1U, 1S	0.4
Deane Complex (KY)	Rapid Loader	Rail (CSX)	—	0.2
Northern Appalachia
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	0.8
Sands Hill Complex (OH)	Sands Hill(5)	Truck, Barge	2S	0.2
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—
Pennyrile Complex (KY)(6)	Preparation plant & river loadout	Barge	1U	0.2
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	1.1
McClane Canyon Mine (CO)(6)	n/a	Truck	—	—

Total			4U,5S	3.4

Central Appalachia
Rhino Eastern Complex (WV)(7)	Rocklick	Truck, Rail (NS, CSX)	1U	0.2

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

(5)
Includes only a preparation plant.

(6)
The McClane Canyon mine was permanently idled as of December 31, 2013.

(7)
Owned by a joint venture in which we had a 51% membership interest and for which we served as manager. We dissolved the joint venture arrangement in January 2015. Amounts shown include 100% of the production.

        Central Appalachia.    As of December 31, 2014, we operated three mining complexes located in Central Appalachia consisting of one active underground mine and three surface mines. For the year ended December 31, 2014, the mines at our Tug River, Rob Fork and Deane mining complexes produced an aggregate of approximately 0.8 million tons of steam coal and an estimated 0.3 million tons of metallurgical coal. The underground mine at the Rhino Eastern mining complex, which was previously owned by the Rhino Eastern joint venture in which we had a 51% membership interest and for which we served as manager, produced approximately 0.2 million tons of metallurgical coal. The Rhino Eastern joint venture was dissolved in January 2015. In addition, for the year ended December 31, 2014, lessees of our Elk Horn properties produced approximately 2.9 million tons of coal.

        Tug River Mining Complex.    Our Tug River mining complex is located in Kentucky and West Virginia that borders the Tug River. This complex produces coal from two company operated surface mines, which includes one high-wall mining unit. Coal production from these operations is delivered to the Tug Fork preparation plant for processing and then transported by truck to the Jamboree rail loadout for blending and shipping. Coal suitable for direct-ship to customers is delivered by truck directly to the Jamboree rail loadout from the mine sites. The Tug Fork plant is a modern, 350 tons per hour preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train, batch weigh loadout. This mining complex produced approximately 0.3 million tons of steam coal and approximately 0.2 million tons of metallurgical coal for the year ended December 31, 2014.

        Rob Fork Mining Complex.    Our Rob Fork mining complex is located in eastern Kentucky and currently produces coal from one company-operated surface mine and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers' needs. The Rob Fork mining complex produced approximately 0.3 million tons of steam coal and 0.1 million tons of metallurgical coal for the year ended December 31, 2014.

        Deane Mining Complex.    Our Deane mining complex is located in eastern Kentucky and produced steam coal from one company-operated underground mine that was idle as of December 31, 2014. The infrastructure consists of a preparation plant utilizing heavy media circuitry capable of cleaning coarse and fine coal size fractions, as well as a unit train loadout facility with batch weighing equipment capable of loading in excess of 10,000 tons into railcars in approximately four hours. The facility has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers' needs. The Deane complex produced approximately 0.2 million tons of steam coal for the year ended December 31, 2014.

        Rhino Eastern Mining Complex.    The Rhino Eastern mining complex was previously owned through a joint venture where we had a 51% membership interest in, and served as manager for the mining complex located in Raleigh and Wyoming Counties, West Virginia. The joint venture was dissolved in January 2015 and an affiliate of Patriot, our previous joint venture partner, assumed ownership and operation of the mining operations.

        The Rhino Eastern mining complex produced approximately 0.2 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2014.

        Elk Horn Coal Leasing.    Elk Horn is primarily a coal leasing company located in eastern Kentucky that provides us with coal royalty revenues. For the year ended December 31, 2014, Elk Horn lessees produced approximately 2.9 million tons of coal from our Elk Horn properties.

        Northern Appalachia.    We operate two mining complexes located in Northern Appalachia consisting of one company-operated underground mine and two company-operated surface mines. For the year ended December 31, 2014, these mines produced an aggregate of approximately 1.0 million tons of steam coal.

        Hopedale Mining Complex.    The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is first cleaned at our Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad and then shipped by train or truck to our customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 0.8 million tons of steam coal for the year ended December 31, 2014.

        Sands Hill Mining Complex.    We currently operate two surface mines at our Sands Hill mining complex, located near Hamden, Ohio. The infrastructure includes a preparation plant along with a river front barge and dock facility on the Ohio River. The Sands Hill mining complex produced approximately 0.2 million tons of steam coal and approximately 0.4 million tons of limestone aggregate for the year ended December 31, 2014.

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

        Castle Valley Mining Complex.    In August 2010, we completed the acquisition of certain mining assets of C.W. Mining Company out of bankruptcy. The assets acquired are located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. We produced approximately 1.1 million tons of steam coal from one underground mine at this complex for the year ended December 31, 2014.

        Illinois Basin.    In May 2012, we completed the purchase of certain rights to coal leases and surface property that is contiguous to the Green River and located in Daviess and McLean counties in western Kentucky where we constructed a new underground mining complex.

        Pennyrile Mining Complex.    In mid-2014, we completed the initial construction of a new underground mining operation on the purchased property, referred to as our Pennyrile mining complex, which includes one underground mine, a preparation plant and river loadout facility. Production from this new underground mine began in mid-2014 and initial production was 0.2 million tons for the year ended December 31, 2014. We believe the possibility exists to expand production up to 2.0 million tons per year with further development of the mine at the Pennyrile complex.

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

        In 2011 we began to invest in oil and natural gas mineral rights and operations in the Utica Shale region of eastern Ohio. As of December 31, 2013, we had invested a total of approximately $31.1 million for a 5% net interest in a portfolio of oil and natural gas leases in the Utica Shale region along with approximately $23.3 million in drilling costs, which represented our proportionate ownership share in the portfolio. Gulfport, the operator of the portfolio, began drilling and testing wells in the region in 2012 and we received our proportionate share (5%) of revenue from the hydrocarbons produced and sold by the operator on our acreage, which totaled approximately $5.6 million for the year ended December 31, 2013. In March 2014, we completed a purchase and sale agreement to sell our entire Utica Shale joint interest investment to Gulfport for approximately $184.0 million, which provided us a substantial return on our initial investment.

        During 2011, we completed the acquisition of certain oil and gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. We began to receive royalty revenues from these mineral rights in early 2012 and received approximately $149,000 and $115,000 in royalty revenue during 2014 and 2013, respectively.

        In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC ("Sturgeon"), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate portion of the operating gains for this investment during 2014 of approximately $0.4 million.

        In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC ("Muskie"), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. We recorded our proportionate share of the operating loss for 2014 and 2013 of approximately $0.1 million and $0.5 million, respectively. During the year ended December 31, 2014 and 2013, we contributed additional capital based upon our ownership interest to the Muskie joint venture in the amount of $0.2 million and $0.5 million, respectively. In addition, during the year ended December 31, 2013, we provided a loan based upon our ownership share to Muskie in the amount of $0.2 million, which was fully repaid in November 2014 in conjunction with our contribution of our interest in Muskie to Mammoth Energy Partners LP ("Mammoth"). In November 2014, we contributed our investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth's companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services.

        In addition, during the second quarter of 2012 we formed a services company ("Razorback") to provide drill pad construction services in the Utica Shale for drilling operators. Razorback has completed the construction of numerous drill pads since its inception, along with the construction of impoundments for fracking water and the construction of several access roads for operators in the Utica Shale region.

        In March 2012, we made an initial investment of approximately $0.1 million in a new joint venture, Timber Wolf Terminals LLC ("Timber Wolf"), with affiliates of Wexford Capital. Timber Wolf was formed to construct and operate a condensate river terminal that will provide barge trans-loading services for parties conducting activities in the Utica Shale region of eastern Ohio. The initial investment was our proportionate minority ownership interest to purchase land for the construction site of the condensate river terminal. Timber Wolf has had no operating activities since its inception.

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

Coal Customers

General

        Our primary customers for our steam coal are electric utilities, and the metallurgical coal we produce is sold primarily to domestic and international steel producers. Excluding results from the Rhino Eastern joint venture, for the year ended December 31, 2014, approximately 91% of our coal sales tons consisted of steam coal and approximately 9% consisted of metallurgical coal. For the year ended December 31, 2014, 100% of the Rhino Eastern joint venture's coal sales tons consisted of metallurgical coal. For the year ended December 31, 2014, excluding results from the Rhino Eastern joint venture, approximately 81% of our coal sales tons that we produced were sold to electric utilities. The majority of our electric utility customers purchase coal for terms of one to three years, but we also supply coal on a spot basis for some of our customers. Excluding the results from the Rhino Eastern joint venture, for the year ended December 31, 2014, we derived approximately 81.0% of our total coal revenues from sales to our ten largest customers, with affiliates of our top three customers accounting for approximately 39.2% of our coal revenues for that period: NRG Energy, Inc. (fka GenOn Energy, Inc.) (15.6%); PPL Corporation (12.1%); and Intermountain Power Agency (11.5%). Additionally, pursuant to the terms of a coal purchase agreement entered into under the previous

Rhino Eastern joint venture agreement, we sold 100% of Rhino Eastern's production to an affiliate of our joint venture partner, Patriot, which controlled the amount and terms of sales of the coal produced from Rhino Eastern. As discussed earlier, the Rhino Eastern joint venture was dissolved in January 2015. Incidental to our coal mining process, we mine limestone and sell it as aggregate to various construction companies and road builders that are located in close proximity to our Sands Hill mining complex.

Coal Supply Contracts

        For each of the years ended December 31, 2014 and 2013, approximately 78% and 88%, respectively, of our aggregate coal tons sold were sold through supply contracts. We expect to continue selling a significant portion of our coal under supply contracts. As of December 31, 2014, we had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons (in thousands)	Number of customers
2015	3,260	13
2016	2,121	5
2017	1,100	2

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

Transportation

        We ship coal to our customers by rail, truck or barge. For the year ended December 31, 2014, the majority of our coal sales tonnage was shipped by rail. The majority of our coal is transported to customers by either the CSX Railroad or the Norfolk Southern Railroad in eastern Kentucky and by the Ohio Central Railroad or the Wheeling & Lake Erie Railroad in Ohio. In addition, in southeastern Ohio, we use our own trucking operations to transport coal to our customers where rail is not available. We use third-party trucking to transport coal to our customers in Utah. For our new Pennyrile complex in western Kentucky, coal is transported to our customers via barge from our river loadout on the Green River located on our Pennyrile mining complex. In addition, coal from certain of our Central Appalachia and southern Ohio mines is located within economical trucking distance to the Big Sandy River and/or the Ohio River and can be transported by barge. It is customary for customers to pay the transportation costs to their location.

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

Competition

        The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers. Our main competitors include Alliance Resource Partners LP, Alpha Natural Resources, Inc., Arch Coal, Inc., Booth Energy Group, CONSOL Energy Inc., Murray Energy Corporation, Foresight Energy LP, Westmoreland Resource Partners, LP, Patriot and Bowie Resource Partners LLC.

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

        Our non-fatal days lost time incidence rate for all operations for the year ended December 31, 2014 was 1.63 as compared to the most recent national average of 2.42, as reported by MSHA, or 32.76% below this national average. Non-fatal days lost incidence rate is an industry standard used to describe occupational injuries that result in loss of one or more days from an employee's scheduled work. In addition, for the year ended December 31, 2014 our average MSHA violations per inspection day was 0.46 as compared to the most recent national average of 0.62 violations per inspection day for coal mining activity as reported by MSHA, or 25.80% below this national average.

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

        From time to time, certain portions of individual mines have been required to suspend or shut down operations temporarily in order to address a compliance requirement or because of an accident. For instance, MSHA issues orders pursuant to Section 103(k) that, among other things, call for operations in the area of the mine at issue to suspend operations until compliance is restored. Likewise, if an accident occurs within a mine, the MSHA requirements call for all operations in that area to be suspended until the circumstance leading to the accident has been resolved. During the fiscal year ended December 31, 2014 (as in earlier years), we received such orders from government agencies and have experienced accidents within our mines requiring the suspension or shutdown of operations in those particular areas until the circumstances leading to the accident have been resolved. While the violations or other circumstances that caused such an accident were being addressed, other areas of the mine could and did remain operational. These circumstances did not require us to suspend operations on a mine-wide level or otherwise entail material financial or operational consequences for

us. Any suspension of operations at any one of our locations that may occur in the future may have material financial or operational consequences for us.

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

Black Lung Laws

        Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price. This excise tax does not apply to coal that is exported outside of the United States. In 2014, we recorded approximately $3.0 million of expense related to this excise tax.

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

        SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA's adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. As of December 31, 2014, we had accrued approximately $29.9 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

        In addition, a February 2014 decision by the U.S. District Court for the District of Columbia invalidated the Office of Surface Mining Reclamation and Enforcement's ("OSM") 2008 Stream Buffer Zone Rule, which prohibited mining disturbances within 100 feet of streams, subject to various exemptions. In December 2014, OSM reinstated the 1983 version of the Stream Buffer Zone regulations, which offer fewer exemptions to the 100 foot buffer requirement, as a direct final rule. In 2009, OSM published an advance notice of proposed rulemaking to revise the Stream Buffer Zone Rule through a more protective regulatory strategy called the Stream Protection Rule, which would prohibit mining disturbances within 100 feet of streams if there would be a negative effect on water quality. The Stream Protection Rule has not yet been proposed or finalized. OSM is currently developing an environmental impact statement ("EIS") for use in drafting the anticipated Stream Protection Rule. A notice of proposed rulemaking for the Stream Protection Rule is expected to be issued in April 2015. We are unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with obtaining permits, prohibitions or restrictions relating to mining activities near streams, and additional enforcement actions. In addition, Congress has proposed, and may in the future propose, legislation to restrict the placement of mining material in streams. The requirements of the new Stream Protection Rule or future legislation, when adopted, will likely be stricter than the prior Stream Buffer Zone Rule to further protect streams from the impact of surface mining, and may adversely affect our business and operations.

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

        As of December 31, 2014, we had approximately $70.2 million in surety bonds outstanding to secure the performance of our reclamation obligations. We may be required to increase these amounts as a result of recent developments in West Virginia and Kentucky. In 2011, West Virginia passed legislation that provides for a minimum incremental bonding rate in lieu of a minimum bond amount that applies regardless of acreage. In addition, the Kentucky Department for Natural Resources and the Office of Surface Mining Reclamation and Enforcement Lexington Field Office executed an Action Plan for Improving the Adequacy of Kentucky Performance Bond Amounts, which provides for, among other things, revised bond computation protocols.

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

  •
  In July 2011, EPA finalized a rule intended to replace CAIR called the Cross-State Air Pollution Rule, or CSAPR, which requires 28 states in the eastern half of the US to reduce power plant emissions that cross state lines and contribute to ground-level ozone and fine particle pollution in other states. CSAPR was scheduled to replace CAIR starting January 2012. However, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR in August 2012, in a 2 to 1 decision, concluding that the rule was beyond the EPA's statutory authority. The EPA petitioned for en banc review of that decision by the entire U.S. Court of Appeals for the District of Columbia Circuit, but the petition was denied in January 2013. The U.S. Supreme Court granted certiorari and in April 2014, the Court found that the EPA was complying with statutory requirements when it issued CSAPR and reversed the D.C. Circuit's vacation of CSAPR. Based on further proceedings in the lower court, in November 2014, EPA issued an interim final rule reconciling the CSAPR rule with the court's order, which calls for Phase 1 implementation in 2015 and Phase 2 implementation in 2017. However, other legal challenges to CSAPR remain to be heard in the D.C. Circuit litigation, which are still pending. For states to meet their requirements under CSAPR, a number of coal-fired power plants will likely need to be retired, rather than be retrofitted with the necessary emission control technologies, reducing the demand for steam coal.

  •
  In February 2012, the EPA formally adopted its "MATS rule," which imposes a new suite of limits on coal- and oil-fired electric generating unit ("EGU") emissions of mercury, other metals, acid gases, and organic air toxics. On July 20, 2012, the EPA announced that it is reviewing technical information that is focused on pollution limits under the MATS rule, based on new information provided by industry stakeholders after the rule was finalized. In March

    2013, EPA finalized the MATS rule for new power plants, principally adjusting emissions limits to levels attainable by existing control technologies. The D.C. Circuit upheld various portions of the rulemaking in two separate decisions issued in March and April 2014, respectively. In November 2014, the U.S. Supreme Court granted certiorari to review the D.C. Circuit decision. These requirements could significantly increase our customers' costs and cause them to reduce their demand for coal, which may materially impact our results or operations. Some utilities have been moving forward with installation of equipment necessary to comply with MATS, and the EPA and states have been granting additional time beyond the 2015 deadline (but no more than one extra year) for facilities that need more time to upgrade and complete those installations. The rule could result in the retirement of certain older coal plants.

  •
  In addition, in January 2013, the EPA issued final MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Like MATS, Boiler MACT imposes stricter limitations on mercury emissions than those vacated in CAMR. Business and environmental groups have filed legal challenges in federal appeals court and have petitioned EPA to reconsider the rule. EPA has granted petitions for reconsideration for certain issues and published its reconsideration, which seeks additional public comment, in December 2014. However, if Boiler MACT is upheld as previously finalized, EPA estimates the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the outcome of these legal challenges and cannot be determined at this time.

  •
  The EPA has adopted new, more stringent national air quality standards, or NAAQS, for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in June 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date in October 2013. Determinations on remaining areas of the U.S. have to be made. States with non-attainment areas will have until April 2015 to submit SIP revisions which must meet the modified standard by summer 2017. For all other areas, states will be required to submit "maintenance" SIPs. EPA finalized its PM2.5 NAAQS designations in December 2014, although EPA deferred making designations for several areas due to data validity issues. Individual states must now identify the sources of PM2.5 emissions and develop emission reduction plans, which may be state-specific or regional in scope. Nonattainment areas must meet the revised standard no later than 2021. In November 2014, EPA also proposed a revision of the existing NAAQS for ozone, making it more stringent. Significant additional emissions control expenditures will likely be required at coal-fired power plants and coke plants to meet the new standards, which are expected to be finalized in 2015. Nitrogen oxides, which are a by-product of coal combustion, can lead to the creation of ozone. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states.

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

        Non-government organizations have also petitioned EPA to regulate coal mines as stationary sources under the Clean Air Act. On May 13, 2014, the D.C. Circuit in WildEarth Guardians v. United States Environmental Protection Agency upheld EPA's denial of one such petition. On July 18, 2014, the D.C. Circuit denied a petition to rehear that case en banc. If such efforts are successful, emissions of these or other materials associated with our mining operations could become subject to further regulation pursuant to existing laws such as the CAA. In that event, we may be required to install additional emissions control equipment or take other steps to lower emissions associated with our operations, thereby reducing our revenues and adversely affecting our operations.

Carbon Dioxide Emissions

        One by-product of burning coal is carbon dioxide, which EPA considers a greenhouse gas ("GHG") and a major source of concern with respect to climate change and global warming.

        Future regulation of GHG in the United States could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. The EPA also recently proposed new source performance standards for GHG for new coal and oil-fired power plants, which could require partial carbon capture and sequestration to comply. In addition, in October 2013, the U.S. Supreme Court granted certiorari to hear arguments related to a combination of several petitions challenging EPA's approach to CO2 regulation. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

        Even in the absence of new federal legislation, the EPA has begun to regulate GHG emissions pursuant to the CAA based on the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions. EPA's GHG regulations include:

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

        All of these regulations are subject to legal challenges, but the D.C. Circuit has generally refused to stay their implementation while the challenges are pending. On June 26, 2012, the U.S. Court of Appeals for the District of Columbia Circuit rejected challenges to the Tailoring Rule and other EPA rules relating to the regulation of GHGs under the CAA. In March 2012, the EPA proposed New Source Performance Standards ("NSPS") for carbon dioxide emissions from new and modified EGUs. EPA revised its proposal in September 2013, and intends to finalize the rule in mid-summer 2015. The final NSPS, if promulgated along the lines proposed, would pose significant challenges for the construction of new coal-fired power plants and could result in a decrease in U.S. demand for steam coal.

        Additionally, in June 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. The plan sets a national carbon pollution standard that is projected to cut emissions produced by United States power plants by 2030, by 30% from 2005 levels. Although states can choose to rely on the four measures set by the EPA to meet this goal, the states themselves will ultimately decide the means to use. States can develop individual plans, or they can collaborate with other states. These measures states may employ include: renewable energy standards, efficiency improvements at plants, switching to natural gas, transmission efficiency improvements, energy storage technology, expanding renewables or nuclear, and energy conservation programs. Under the proposed rule, states will have until June 2016 to submit final plans, although extensions may be allotted if needed. The final rule is expected to be issued by mid-summer 2015 and the emission reductions are scheduled to commence in 2020. An Ohio-based coal company has already filed a legal challenge to the proposed rulemaking in the D.C. Circuit, and nine states have joined as amici.

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

        If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of recent legislative and regulatory initiatives to encourage the development and use of carbon capture and storage technology have been proposed or enacted. On February 3, 2010, President Obama sent a memorandum to the heads of fourteen Executive Departments and Federal Agencies establishing an Interagency Task Force on Carbon Capture and Storage ("CCS"). The goal was to develop a comprehensive and coordinated Federal strategy to speed the commercial development and deployment of clean coal technologies. On August 12, 2010, the Task Force delivered a series of recommendations on overcoming the barriers to the widespread, cost-effective deployment of CCS within ten years. The report concludes that CCS can play an important role in domestic GHG emissions reductions while preserving the option of using abundant domestic fossil energy resources. The EPA also recently proposed new source performance standards for GHG for new coal and oil-fired power plants, which could require partial carbon capture and sequestration to comply. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

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

        The EPA also has statutory "veto" power under Section 404(c) to effectively revoke a previously issued Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an "unacceptable adverse effect." On January 14, 2011, the EPA exercised its Section 404(c) authority to withdraw or restrict the use of a previously issued permit for the Spruce No. 1 Surface Mine in West Virginia, which is one of the largest surface mining operations ever authorized in Appalachia. This action was the first time that such power was exercised with regard to a previously permitted coal mining project. A challenge to the EPA's exercise of this authority was made in the federal District Court in the District of Columbia and on March 23, 2012, the Court ruled that the EPA lacked the statutory authority to invalidate an already issued Section 404 permit retroactively. This decision was appealed and reversed by the D.C. Circuit Court of Appeals in April 2013, finding that EPA has the authority to issue a retroactive veto, but remanding for consideration of whether that decision was arbitrary and capricious. The mining company has also petitioned the U.S. Supreme Court for certiorari to overturn the ruling. The Supreme Court denied certiorari in March 2014. Any future use of the EPA's Section 404 "veto" power could create uncertainty with regard to our or our lessees' continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our coal royalties revenues.

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

        Moreover, in April 2014, EPA proposed changes to its definition of "waters of the United States." Because the content of EPA's final rule, if any, is unknown, we cannot assess the potential impact of the EPA's proposal on our operations. However, any expansion to Clean Water Act jurisdiction could impose additional permitting obligations on our operations, which may adversely impact our coal production or results of operations.

        In May 2014, EPA issued a new final rule pursuant to Section 316(b) of the CWA that affects the cooling water intake structures at power plants in order to reduce fish impingement and entrainment. The rule is expected to affect over 500 power plants. These requirements could increase our customers' costs and cause them to reduce their demand for coal, which may materially impact our results or operations.

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

        In June 2010, EPA released a proposed rule to regulate the disposal of certain coal combustion by-products, or CCB. The proposed rule sets forth two proposed avenues for the regulation of CCB under RCRA. The first option called for regulation of CCB under Subtitle C as a hazardous waste, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option called for regulation of CCB under Subtitle D as a solid waste, which gives EPA authority to set performance standards for solid waste management facilities and would be enforced primarily through state agencies and citizen suits. In December 2014, EPA finalized regulations that address the management of coal ash as a non-hazardous solid waste under Subtitle D. The rules impose engineering, structural and siting standards on surface impoundments and landfills that hold coal combustion wastes and mandate regular inspections. The rule also requires fugitive dust controls and imposes various monitoring, cleanup, and closure requirements. The rule leaves intact the Bevill exemption for beneficial uses of CCB, though it defers a final Bevill regulatory determination with respect to CCB that is disposed of in landfills or surface impoundments. The costs of complying with these new requirements may result in a material adverse effect on our business, financial condition or results of operations, and could potentially increase our customers' operating costs, thereby reducing their ability to purchase coal as a result. In addition, contamination caused by the past disposal of CCB, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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

        In January 2015, OSM announced that it intends to pursue a rulemaking to address clouds of nitrogen oxide associated with blasting operations pursuant to a petition by a nongovernmental organization. We are unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with our blasting operations.

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

Employees

        To carry out our operations, our general partner and our subsidiaries, excluding our Rhino Eastern joint venture, employed 715 full-time employees as of December 31, 2014. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since our inception we have had no history of work stoppages or union organizing campaigns.

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

        We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.445 per unit, or $1.78 per unit per year, which will require us to have available cash of approximately $13.2 million per quarter, or $52.8 million per year, based on the number of common and subordinated units outstanding as of December 31, 2014 and the general partner interest. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

  •
  changes in tax laws;

  •
  weather conditions; and

  •
  force majeure.

        We may reduce or eliminate distributions at any time we determine that our cash reserves are insufficient or are otherwise required to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects, debt repayment or other business needs. In October 2014, we reduced our quarterly distribution to $0.05 per common unit due to insufficient distributable cash generated from our operations. Thus, we have arrearages accumulating on our common units since the distribution level has been below our minimum quarterly level of $0.445 per unit. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. We may not have sufficient cash available for distributions on our common or subordinated units in the future. Any further reduction in the amount of cash available for distributions could impact our ability to pay any quarterly distribution on our common units. Moreover, we may not be able to increase distributions on our common units if we are unable to pay the accumulated arrearages on our common units as well as the full minimum quarterly distribution on our subordinated units.

A decline in coal prices could adversely affect our results of operations and cash available for distribution to our unitholders.

        Our results of operations and the value of our coal reserves are significantly dependent upon the prices we receive for our coal as well as our ability to improve productivity and control costs. Prices for coal tend to be cyclical; however, prices have become more volatile and depressed as a result of oversupply in the marketplace. The prices we receive for coal depend upon factors beyond our control, including:

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

        In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas. A decline in the price of natural gas has made natural gas more competitive against coal and resulted in utilities switching from coal to natural gas. Sustained low natural gas prices may also cause utilities to phase out or close existing coal-fired power plants or reduce or eliminate construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices received for our coal. A substantial or extended decline in the prices we receive for our coal supply contracts could materially and adversely affect our results of operations.

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

        Excluding results from the Rhino Eastern joint venture, steam coal accounted for approximately 91% of our coal sales volume for the year ended December 31, 2014. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, sustained low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefit for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and cash available for distribution to our unitholders.

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

        For example, MSHA recently finalized a new rule limiting miners' exposure to respirable coal dust. The first phase of the rule went into effect in August 2014, and requires, among other things, single shift sampling to determine noncompliance and corrective action to remedy any excessive levels of dust. The next phase of the rule takes effect in February 2016, and requires increased sampling frequency and the use of continuous personal dust monitors. This and other future mine safety rules could potentially result in or require significant expenditures, as well as additional safety training and planning, enhanced safety equipment, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements.

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

        Surface and underground mines like ours and those of our competitors are continuously inspected by MSHA, which often leads to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections.

        On June 24, 2011, our subsidiary, CAM Mining LLC received notice that on June 23, 2011, MSHA commenced an action in the U.S. District Court of the Eastern District of Kentucky seeking injunctive relief as a result of alleged violations of Sections 103, 104, and 108 of the Mine Act occurring at Mine

28 in connection with an inspection on June 17, 2011 by MSHA inspectors. The complaint alleged that when MSHA inspectors arrived at Mine 28 to inspect the mine with respect to the allegations that employees had been smoking underground, CAM Mining LLC employees gave advance notice of the inspection to miners working underground and that this advance notice hindered, interfered with and delayed the inspection by MSHA. The complaint asserts that the MSHA inspectors did not find any evidence of smoking paraphernalia during the inspection, which was allegedly the result of this advance notice. On June 30, 2011, MSHA obtained a temporary restraining order prohibiting any advance notice of inspections in the future. That became a Permanent Injunction on July 14, 2011. The Permanent Injunction is for three years and expired on July 14, 2014. On June 17, 2011, MSHA also issued a 104(a) citation in this matter to the Mine for allegedly giving advance notice of the inspection. The citation was assessed at $10,000 and was settled for $8,000 in 2014 upon approval by the administrative law judge.

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

        Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures, such as reserve replacement costs or refurbishment or replacement of mine equipment. Our annual estimated maintenance capital expenditures for purposes of calculating operating surplus are $10 million to $13 million for 2015. This amount is based on our current estimates of the amounts of expenditures we will be required to make in the future to maintain our long-term operating capacity, which we believe to be reasonable. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. The amount of our estimated maintenance capital expenditures may be more than our actual maintenance capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. In addition to estimated maintenance capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to our unitholders. Please read "—Risks Inherent in an Investment in Us—Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner."

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

        For example, in June 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. The plan sets a national carbon pollution standard that is projected to cut emissions produced by United States power plants by 2030, by 30% from 2005 levels. Although states can choose to rely on the four measures set by the EPA to meet this goal, the states themselves will ultimately decide the means to use. States can develop individual plans, or they can collaborate with other states. These measures states may employ include: renewable energy standards, efficiency improvements at plants, switching to natural gas, transmission efficiency improvements, energy storage technology, and expanding renewables or nuclear, and energy conservation programs. Under the proposed rule, states will have until June 2016 to submit final plans, although extensions may be allotted if needed. The final rule is expected to be issued by mid-summer 2015 and the emission reductions are scheduled to commence in 2020. An Ohio-based coal company has already filed a legal challenge to the proposed rulemaking in the D.C. Circuit, and nine states have joined as amici.

        In the meantime, the EPA and other regulators are using existing laws, including the federal Clean Air Act,to limit emissions of carbon dioxide and other GHGs from major sources, including coal-fired power plants that may require the use of "best available control technology," or "BACT." For example, the EPA has issued regulations restricting GHG emissions from any new U.S. power plants, and from any existing U.S. power plants that undergo major modifications that increase their GHG emissions.

The EPA also recently proposed new source performance standards for GHG emissions for new coal and oil-fired power plants, which could require partial carbon capture and sequestration. The permitting of new coal-fired power plants has also been contested by state regulators and environmental organizations for concerns related to GHG emissions from the new plants. In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to EPA's Environmental Appeals Board. As state permitting authorities continue to consider GHG control requirements as part of major source permitting BACT requirements, costs associated with new facility permitting and use of coal could increase substantially. A growing concern is the possibility that BACT will be determined to be the use of an alternative fuel to coal.

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

        We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2014, we had $70.2 million in reclamation surety bonds, secured by $10.9 million in letters of credit outstanding under our credit agreement. Our credit agreement provides for a $200 million working capital revolving credit facility, of which up to $75.0 million may be used for letters of credit. If we do not maintain sufficient borrowing capacity under our revolving credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations. For more information, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement." If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and cash available for distribution to our unitholders could be adversely affected.

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

        We sell a material portion of our coal under supply contracts. As of December 31, 2014, we had sales commitments for approximately 83% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2015. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 50% in 2015, 33% in 2016, and 17% in 2017. We derived approximately 81.0% of our total coal revenues from coal sales (excluding results from the joint venture) to our ten largest customers for the year ended December 31, 2014, with affiliates of our top three customers accounting for approximately 39.2% of our coal revenues during that period.

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

        Increases in our total indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. As of December 31, 2014 our current portion of long-term debt that will be funded from cash flows from operating activities during 2015 was approximately $0.2 million. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

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

        If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 6, 2015, Wexford owned an aggregate of approximately 61% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). As of March 6, 2015, Wexford owned an aggregate of approximately 44% of our common units and approximately 84% of our subordinated units.

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

        As of December 31, 2014, we had 16,696,398 common units and 12,397,000 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. Pursuant to a registration rights agreement entered into in connection with the closing of our IPO, we filed a resale shelf registration statement pursuant to which we registered the common units held by Wexford, and may be required to register any common units they hold that converted at the end of the subordination period. We may be required to undertake an underwritten offering to facilitate the sale of units held by Wexford or its permitted assignees under the registration rights agreement. In addition, under our partnership agreement, our general partner and its affiliates (including Wexford) have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations. Sales by Wexford or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

        While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Wexford) after the subordination period has ended. As of March 6, 2015, Wexford owned approximately 44% of the outstanding common units and 84% of our outstanding subordinated units.

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

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration's budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration's proposal, or other similar proposals, could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

        In addition, the Internal Revenue Service has been considering changes to its private letter ruling policy concerning which activities give rise to qualifying income within the meaning of section 7704 of the Code. The implementation of changes to this policy could include the modification or revocation of existing rulings, including ours.

        Any modifications to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

        Our unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due with respect to that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

        If you sell your common units, you will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes your share of our liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

        Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

        Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner in us with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining a unitholder's allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

        In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

        A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

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

        The Fiscal Year 2016 Budget proposed by the President recommends elimination of certain key U.S. federal income tax preferences relating to coal exploration and development (the "Budget Proposal"). The Budget Proposal would (1) eliminate current deductions and 60-month amortization for exploration and development costs relating to coal and other hard mineral fossil fuels, (2) repeal the percentage depletion allowance with respect to coal properties, (3) repeal capital gains treatment of coal and lignite royalties, and (4) exclude from the definition of domestic production gross receipts all gross receipts derived from the sale, exchange, or other disposition of coal, other hard mineral fossil fuels, or primary products thereof. The passage of any legislation as a result of the Budget Proposal or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

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

        Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our and Rhino Eastern's coal reserve and non-reserve coal deposit estimates was completed by Cardno MM&A, as of September 30, 2013, and covered a majority of the coal reserves and non-reserve coal deposits that we and Rhino Eastern controlled as of such date. The coal reserve estimates were updated through December 31, 2014 by our internal staff of engineers based upon production data. The coal reserve and non-reserve coal deposit information for our Elk Horn operation was updated by John T. Boyd Company as of December 31, 2014 due to this firm's familiarity with the coal reserves at this location, as John T. Boyd performed the coal reserve audit in connection with our acquisition of Elk Horn in June 2011. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

        As of December 31, 2014, we controlled an estimated 480.0 million tons of proven and probable coal reserves and an estimated 290.0 million tons of non-reserve coal deposits. As discussed earlier, Rhino Eastern, a joint venture in which we had a 51% membership interest and for which we served as manager, was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above since the joint venture and its operations were effectively dissolved as of December 31, 2014.

Coal Reserves

        The following table provides information as of December 31, 2014 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves(1)
Region	Total(3)	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam(2)	Metallurgical(2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	22.3	22.0	0.3	18.0	4.3	7.4	14.9	14.7	7.6
Rob Fork Complex (KY)	18.7	17.8	0.9	18.7	—	7.3	11.4	13.5	5.2
Deane Complex (KY)	39.3	23.3	16.0	6.8	32.5	38.7	0.6	39.3	—
Rhino Eastern Complex (WV)(3)	33.9	17.1	16.8	29.2	4.7	—	33.9	—	33.9
Rich Mountain Field (WV)	8.2	2.7	5.5	—	8.2	8.2	—	—	8.2
Elk Horn (KY)	111.6	76.1	35.5	52.2	59.4	109.4	2.2	111.6	—

Total Central Appalachia(5)	234.0	159.0	75.0	124.9	109.1	171.0	63.0	179.1	54.9

Northern Appalachia
Hopedale Complex (OH)	22.0	18.0	4.0	22.0	—	8.1	13.9	22.0	—
Sands Hill Complex (OH)	11.3	9.8	1.5	11.3	—	—	11.3	11.3	—
Leesville Field (OH)	27.7	10.5	17.2	—	27.7	27.7	—	27.7	—
Springdale Field (PA)	13.7	8.8	4.9	—	13.7	13.7	—	13.7	—

Total Northern Appalachia(5)	74.7	47.1	27.6	33.3	41.4	49.5	25.2	74.7	—

Illinois Basin
Taylorville Field (IL)	111.1	38.8	72.3	—	111.1	—	111.1	111.1	—
Pennyrile Field (KY)	32.4	18.3	14.1	32.4	—	—	32.4	32.4	—

Total Illinois Basin(5)	143.5	57.1	86.4	32.4	111.1	—	143.5	143.5	—

Western Bituminous
Castle Valley Complex (UT)	21.5	15.2	6.3	21.5	—	—	21.5	21.5	—
McClane Canyon Mine (CO)(4)	6.3	4.2	2.1	6.3	—	0.1	6.2	6.3	—

Total Western Bituminous(5)	27.8	19.4	8.4	27.8	—	0.1	27.7	27.8	—

Total(5)	480.0	282.6	197.4	218.4	261.6	220.6	259.4	425.1	54.9

Percentage of total(5)		58.9%	41.1%	45.5%	54.5%	46.0%	54.0%	88.6%	11.4%

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

(3)
The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above since the joint venture and its operations were effectively dissolved as of December 31, 2014.

(4)
The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)
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

        The following table provides information on particular characteristics of our coal reserves as of December 31, 2014:

	As Received Basis(1)				Proven and Probable Coal Reserves(2)
						Sulfur Content
				S02/mm Btu
Region	% Ash	% Sulfur	Btu/lb.		Total	<1%	1 - 1.5%	>1.5%	Unknown
					(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	10.34%	1.19%	12,967	1.83	22.3	7.7	13.2	1.4	—
Rob Fork Complex (KY)	6.09%	1.17%	13,389	1.74	18.7	9.5	5.6	2.0	1.6
Deane Complex (KY)	5.39%	0.91%	13,442	1.35	39.3	21.1	11.5	1.0	5.7
Rhino Eastern Complex (WV)(3)	4.32%	0.68%	14,025	0.97	33.9	29.1	4.8	—	—
Rich Mountain (WV)	7.33%	0.60%	13,313	0.91	8.2	8.2	—	—	—
Elk Horn (KY)	11.50%	1.51%	13,100	2.31	111.6	17.1	46.8	47.6	—

Total Central Appalachia	8.49%	1.18%	12,843	1.84	234.0	92.7	81.9	52.0	7.3

Northern Appalachia
Hopedale Complex (OH)	6.32%	2.14%	13,045	3.28	22.0	—	—	22.0	—
Sands Hill Complex (OH)	9.66%	3.50%	11,791	5.94	11.3	—	—	11.3	—
Leesville Field (OH)	5.52%	2.31%	12,910	3.58	27.7	—	—	27.7	—
Springdale Field (PA)	7.08%	1.91%	13,337	2.87	13.7	—	—	13.7	—

Total Northern Appalachia	6.67%	2.37%	12,858	3.68	74.7	—	—	74.7	—

Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.1	—	—	111.1	—
Pennyrile Field (KY)	7.79%	2.53%	11,475	4.42	32.4	—	—	32.4	—

Total Illinois Basin	7.76%	3.30%	11,151	5.93	143.5	—	—	143.5	—

Western Bituminous
Castle Valley Complex (UT)	10.23%	0.72%	12,118	1.19	21.5	21.5	—	—	—
McClane Canyon Mine (CO)(4)	11.19%	0.57%	11,241	1.01	6.3	6.3	—	—	—

Total Western Bituminous	10.45%	0.69%	11,921	1.15	27.8	27.8	—	—	—

Total(5)	7.58%	1.80%	11,513	3.13	480.0	120.5	81.9	270.2	7.3

Percentage of total(5)						25.1%	17.1%	56.3%	1.5%

(1)
Moist basis represents average dry basis analytical test results which are normalized to a moisture content deemed to be representative of the saleable coal product, except for Elk Horn, which is reported on a dry basis.

(2)
Represents recoverable tons.

(3)
The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above since the joint venture and its operations were effectively dissolved as of December 31, 2014.

(4)
The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)
Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

Non-Reserve Coal Deposits

        The following table provides information on our and Rhino Eastern's non-reserve coal deposits as of December 31, 2014:

	Non-Reserve Coal Deposits
		Total Tons
	Total Tons
Region		Owned	Leased
	(in million tons)
Central Appalachia	195.5	169.9	25.6
Northern Appalachia	31.2	26.8	4.4
Illinois Basin	33.7	—	33.7
Western Bituminous	29.6	—	29.6

Total	290.0	196.7	93.3

Percentage of total		67.83%	32.17%

        Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and non-reserve coal deposits of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine the coal.

Oil and Natural Gas Reserves

        We have not provided oil and natural gas reserve estimates pertaining to our Cana Woodford assets in western Oklahoma since we only have a royalty interest in these assets and the information is unavailable. Our share of the oil and natural gas produced from our Cana Woodford assets was immaterial for the year ended December 31, 2014.

Office Facilities

        We lease office space at 424 Lewis Hargett Circle, Lexington, Kentucky for our executives and administrative support staff. We executed an amendment to this lease in 2013 to extend the lease term for five additional years to August 2018. In addition, we lease a building primarily for our administrative support staff at 265 Hambley Boulevard, Pikeville, Kentucky, which lease expires June 2015, subject to us having a five-year renewal option.

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

Item 4.    Mine Safety Disclosures.

        Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2014 is included in Exhibit 95.1 to this report.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Limited Partnership Interests

        Our common units began trading on the NYSE under the symbol "RNO" on September 30, 2010. On March 6, 2015, the closing market price for our common units was $2.37 per unit. The following table sets forth the range of the daily high and low sales prices and cash distribution per common unit for the periods indicated:

	Price Range
			Cash Distribution(1)
	High	Low
Year ended December 31, 2014
Fourth Quarter	$12.25	$1.98	$0.050
Third Quarter	$14.65	$11.38	$0.050
Second Quarter	$14.65	$12.57	$0.445
First Quarter	$13.95	$11.18	$0.445
Year ended December 31, 2013
Fourth Quarter	$13.49	$9.81	$0.445
Third Quarter	$14.30	$11.87	$0.445
Second Quarter	$14.83	$12.77	$0.445
First Quarter	$17.04	$12.82	$0.445

(1)
Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

        As of March 6, 2015, we had outstanding 16,696,398 common units, 12,397,000 subordinated units, a 2% general partner interest and incentive distribution rights, or IDRs. As of March 6, 2015, Rhino Energy Holdings LLC, a Wexford owned entity, owned approximately 36.0% of our outstanding common units and 69.4% of our subordinated units. Our general partner currently owns a 2.0% general partner interest in us and all of our IDRs.

        As of March 6, 2015, there were 94 holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

        For each of the quarters ended September 30, 2014 and December 31, 2014, we paid distributions to our common unitholders of $0.05 per common unit, which was below the minimum quarterly distribution of $0.445 per unit. Thus, we have accumulated distribution arrearages of approximately $13.7 million related to our common units. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. Our subordinated units do not accrue arrearages for unpaid distributions.

        We will pay our distributions on or about the 15th day of each of February, May, August and November to holders of record on or about the 1st day of each such month. If the distribution date does not fall on a business day, we will make the distribution on the business day immediately preceding the indicated distribution date.

Item 6.    Selected Financial Data.

        The following table shows our selected financial and operating data for the periods and as of the dates indicated, which is derived from our consolidated financial statements. On October 5, 2010, we closed our IPO of 3,730,600 common units. In conjunction with the IPO, on September 29, 2010 Wexford became obligated to contribute their membership interests in Rhino Energy LLC to us. For ease of reference, we present the historical results of Rhino Energy LLC as our historical results which also includes the portion of fiscal year 2010 results prior to the IPO that contributed to the total 2010 figures presented below as a total for us. The selected historical consolidated financial data presented as of December 31, 2012, 2011 and 2010 and for the year ended December 31, 2011 are derived from our audited historical consolidated financial statements that are not included in this report. The selected historical consolidated financial data presented as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited historical consolidated financial statements that are included elsewhere in this report.

        The following selected consolidated financial data should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

        The following table presents a non-GAAP financial measure, Adjusted EBITDA, which we use in our business as we believe it is an important supplemental measure of our performance and liquidity. Adjusted EBITDA represents net income before interest expense, income taxes and depreciation, depletion and amortization ("DD&A"), including our proportionate share of DD&A and interest expense for our Rhino Eastern joint venture that was dissolved in January 2015 and was accounted for under the equity method. Adjusted EBITDA also excludes the effect of certain non-cash and/or non-recurring items. This measure is not calculated or presented in accordance with GAAP. We explain this measure under "—Non-GAAP Financial Measure" and reconcile it to its most directly comparable financial measures calculated and presented in accordance with GAAP.

        Certain prior year amounts have also been reclassified from continuing operations to discontinued operations due to the sale of our Utica Shale property in March 2014. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and

"Item 8. Financial Statements and Supplementary Data." for more information regarding the sale of our Utica Shale property.

	For the Year Ended December 31,
(in thousands, except per unit and per ton data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenues	$239,057	$272,265	$351,743	$367,221	$305,647
Costs and Expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	200,141	199,705	247,719	267,603	220,756
Freight and handling costs	1,877	1,294	5,833	4,329	2,634
Depreciation, depletion and amortization	37,233	39,627	41,274	36,325	34,108
Selling, general and administrative (exclusive of depreciation, depletion and amortization)	19,226	19,800	20,442	21,815	16,449
Asset impairment loss	45,296	1,667	—	—	652
(Gain) loss on sale/acquisition of assets—net	(569)	(10,359)	(4,890)	(3,172)	(10,716)

Total costs and expenses	303,204	251,734	310,378	326,900	263,883

Income from operations	(64,147)	20,531	41,365	40,321	41,764
Interest and other income (expense):
Interest expense and other	(5,708)	(7,898)	(7,767)	(6,062)	(5,338)
Interest income and other	274	207	92	51	24
Equity in net income (loss) of unconsolidated affiliate	(11,712)	(4,729)	5,757	2,988	4,699

Total interest and other income (expense)	(17,146)	(12,420)	(1,918)	(3,023)	(615)

Income before income taxes from continuing operations	(81,293)	8,111	39,447	37,298	41,149
Income tax	—	—	—	—	—

Net income from continuing operations	(81,293)	8,111	39,447	37,298	41,149

Income from discontinued operations	130,342	1,307	88	—	—

Net income	$49,049	$9,418	$39,535	$37,298	$41,149

Basic and diluted net income per limited partner common unit:(1)
Net income per unit from continuing operations	$(2.74)	$0.29	$1.39	$1.40	$0.22
Net income per unit from discontinued operations	4.39	0.04	0.01	—	—

Net income per common unit, basic and diluted	$1.65	$0.33	$1.40	$1.40	$0.22

Distributions paid per limited partner unit	$1.385	$1.78	$1.85	$1.8108	n/a
Weighted average number of limited partner common units outstanding:
Basic	16,678	15,751	15,331	13,725	12,400
Diluted	16,685	15,760	15,335	13,744	12,413
Balance Sheet Data:
Cash and cash equivalents	$626	$423	$461	$449	$76
Property and equipment, net	383,437	424,990	433,791	430,242	282,577
Total assets	473,338	567,767	559,876	539,203	358,645
Total liabilities	152,413	271,396	260,082	237,266	111,028
Total debt—short term and long term	57,432	171,046	163,549	143,098	36,528
Partners' capital/Members' equity	$320,925	$296,371	$299,794	$301,937	$247,617
Operating Data(2):
Tons of coal sold	3,557	3,673	4,670	4,876	4,306
Tons of coal produced/purchased	3,514	3,689	4,699	4,873	4,312
Coal revenues per ton(3)	$57.03	$64.42	$65.22	$68.47	$67.32
Cost of operations per ton(4)	$56.26	$54.37	$53.04	$54.88	$51.27
Other Financial Data:
Net cash provided by operating activities	$21,181	$51,730	$79,744	$66,916	$55,001
Net cash used in investing activities	116,741	(43,908)	(58,404)	(188,024)	(37,644)
Net cash (used in) provided by financing activities	(137,719)	(7,860)	(21,328)	121,481	(17,968)
Adjusted EBITDA from continuing operations	15,531	59,239	89,637	81,221	71,473
Adjusted EBITDA	145,873	63,528	89,821	81,221	71,473
Capital expenditures(5)	$62,986	$54,522	$61,772	$211,473	$41,250

(1)
Basic and diluted earnings per unit for 2010 reflects the period from October 6, 2010 to December 31, 2010, which is the period that net income was attributable to us as a publicly traded partnership.

(2)
In May 2008, we entered into a joint venture with an affiliate of Patriot that acquired the Rhino Eastern mining complex, which commenced production in August 2008. We had a 51% membership interest in, and served as manager for, the Rhino Eastern joint venture, which was dissolved in January 2015. The operating data do not include data with respect to the Rhino Eastern mining complex. For the years ended December 31, 2014 and 2013, the joint venture produced and sold approximately 0.2 million tons of premium mid-vol metallurgical coal

(3)
Coal revenues per ton represent total coal revenues derived from the sale of coal from all business segments, divided by total tons of coal sold for all segments.

(4)
Cost of operations per ton represents the cost of operations (exclusive of depreciation, depletion and amortization) from all business segments divided by total tons of coal sold for all segments.

(5)
The following table presents a reconciliation of total capital expenditures to net cash used for capital expenditures on a historical basis for each of the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of total capital expenditures to net cash used for capital expenditures:
Additions to property, plant and equipment	$62,986	$54,522	$61,772	$91,856	$26,248
Acquisitions of coal companies and coal properties	—	—	—	119,617	15,002

Total capital expenditures	$62,986	$54,522	$61,772	$211,473	$41,250

Non-GAAP Financial Measure

        The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated. We believe the presentation of Adjusted EBITDA that included our proportionate share of DD&A and interest expense for the Rhino Eastern joint venture, which was dissolved in January 2015, is appropriate since our portion of Rhino Eastern's net income that was recognized as a single line item in our financial statements was affected by these expense items. Since we did not reflect these proportionate expense items of DD&A and interest expense in our consolidated financial statements, we believe that the adjustment for these expense items in the Adjusted EBITDA calculation is more representative of how we review our results and also provides investors with additional information that they can use to evaluate our results. Adjusted EBITDA also excludes the effect of certain non-cash and/or non-recurring items.

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

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA to net income:
Net income from continuing operations	$(81,293)	$8,111	$39,447	$37,298	$41,149
Plus:
Depreciation, depletion and amortization	37,233	39,627	41,274	36,325	34,108
Interest expense	5,708	7,898	7,767	6,062	5,338

EBITDA from continuing operations(a)	(38,352)	55,636	88,488	79,685	80,595

Plus: Rhino Eastern DD&A-51%	948	994	1,070	1,509	1,630
Plus: Rhino Eastern interest expense-51%	41	8	79	27	37
Less: Gain from Castle Valley acquisition(b)	—	—	—	—	(10,789)
Plus: Impairment of Rhino Eastern joint venture(c)	5,863	—	—	—	—
Plus: Asset impairments and related charges(c)	47,031	2,601	—	—	—

Adjusted EBITDA from continuing operations(a)	15,531	59,239	89,637	81,221	71,473

Net income from discontinued operations	130,342	1,307	88	—	—
DD&A included in net income from discontinued operations	—	2,982	96	—	—

Adjusted EBITDA	$145,873	$63,528	$89,821	$81,221	$71,473

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$21,181	$51,730	$79,744	$66,916	$55,001
Plus:
Increase in net operating assets	—	—	—	8,466	10,260
Decrease in provision for doubtful accounts	—	—	—	19	—
Gain on sale of assets	130,621	10,359	4,878	3,172	—
Gain on acquisition	—	—	—	—	10,789
Gain on retirement of advance royalties	—	—	—	—	—
Amortization of deferred revenue	1,731	1,553	929	532	—
Amortization of actuarial gain	368	145	295	—	—
Interest expense	5,708	7,898	7,767	6,062	5,338
Settlement of litigation	—	—	—	—	—
Equity in net income of unconsolidated affiliates	—	—	5,757	2,988	4,699
Less:
Decrease in net operating assets	4,540	599	3,330	—	—
Accretion on interest-free debt	—	57	222	210	206
Amortization of advance royalties	440	270	244	1,104	865
Amortization of debt issuance costs	2,127	1,295	1,075	1,043	844
Increase in provision for doubtful accounts	724	—	—	—	—
Equity-based compensation	255	605	873	727	291
Loss on sale of assets	—	—	—	—	73
Loss on asset impairments	45,296	1,667	—	—	652
Loss on retirement of advance royalties	244	182	100	79	396
Accretion on asset retirement obligations	2,281	2,356	1,896	1,956	2,165
Equity in net loss of unconsolidated affiliate	11,712	4,729	—	—	—
Distributions from unconsolidated affiliate	—	—	2,958	3,351	—

EBITDA(a)	91,990	59,925	88,672	79,685	80,595

Plus: Rhino Eastern DD&A-51%	948	994	1,070	1,509	1,630
Plus: Rhino Eastern interest expense-51%	41	8	79	27	37
Less: Gain from Castle Valley acquisition(b)	—	—	—	—	(10,789)
Plus: Impairment of Rhino Eastern joint venture(c)	5,863	—	—	—	—
Plus: Non-cash write-off of mining equipment and asset impairment(c)	47,031	2,601	—	—	—

Adjusted EBITDA(a)	145,873	63,528	89,821	81,221	71,473

Less: Net income from discontinued operations	(130,342)	(1,307)	(88)	—	—
Less: DD&A included in net income from discontinued operations	—	(2,982)	(96)	—	—

Adjusted EBITDA from continuing operations(a)	$15,531	$59,239	$89,637	$81,221	$71,473

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

(c)
During the fourth quarter of 2014, we incurred non-cash charges of approximately $52.9 million. Of this total, approximately $45.3 million related to asset impairment and related charges associated with our various mining properties that were evaluated for impairment and reduced to our estimate of fair value during the fourth quarter of 2014. An additional component of the $52.9 million of non-cash charges relates to the $5.9 million impairment charge for our Rhino Eastern joint venture. Please see our more detailed discussion of these asset impairment and related charges in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. During the fourth quarter of 2014, we also incurred other non-cash charges that included an approximate $0.8 million mark-to-market adjustment for a portion of our low quality steam coal inventory located in Central Appalachia, an approximate $0.7 million charge for an accounts receivable allowance for one of our customers in Central Appalachia that entered bankruptcy proceedings and an approximate $0.2 million charge incurred for the write-off of obsolete supplies inventory at one of our Northern Appalachia operations. We believe that the isolation and presentation of these specific items to arrive at Adjusted EBITDA is useful because it enhances investors' understanding of how we assess the performance of our business. We believe the adjustment of these items provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of these items provides investors with enhanced comparability to prior and future periods of our operating results.

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

        In March 2014, we completed a purchase and sale agreement with Gulfport Energy to sell our oil and gas properties in the Utica Shale region for approximately $184.0 million. Our consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our portion of our Utica Shale operations to discontinued operations for the years ended December 31, 2013 and 2012. The following discussion of our operating results includes revised financial data for the 2013 and 2012 periods.

Overview

        We are a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from those management and leasing activities. Our diversified energy portfolio also includes investments in oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma where we receive royalty revenue from any hydrocarbons produced and sold by operators on our acreage. In addition, we have expanded our business to include infrastructure support services, including the formation of Razorback, a service company to provide drill pad construction for operators in the Utica Shale, as well as other joint venture investments to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S.

        We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region and oil and natural gas investments in the Cana Woodford region in western Oklahoma. As of December 31, 2014, we controlled an estimated 480.0 million tons of proven and probable coal reserves, consisting of an estimated 425.1 million tons of steam coal and an estimated 54.9 million tons of metallurgical coal. In addition, as of December 31, 2014, we controlled an estimated 290.0 million tons of non-reserve coal deposits. As discussed further below, Rhino Eastern LLC, a joint venture in which we had a 51% membership interest and for which we served as manager, was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above since the joint venture and its operations were effectively dissolved as of December 31, 2014.

        As of December 31, 2014, we operated nine mines, including four underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. Our oil and natural gas investments as of December 31, 2014 also consisted of approximately 1,900 net mineral acres that we own in the Cana Woodford region.

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

        For the year ended December 31, 2014, we generated revenues of approximately $239.1 million and net income of approximately $49.0 million. Net income consisted primarily of an approximate $121.7 million gain from the sale of our Utica Shale oil and natural gas assets, which was partially offset by approximately $45.3 million of asset impairment and related charges as well as a $5.9 million impairment charge of our Rhino Eastern joint venture. Excluding results from the Rhino Eastern joint venture, for the year ended December 31, 2014, we produced approximately 3.4 million tons of coal, purchased approximately 0.1 million tons of coal and sold approximately 3.6 million tons of coal, approximately 78% of which were pursuant to supply contracts. Additionally, Rhino Eastern produced and sold approximately 0.2 million tons of premium mid-vol metallurgical coal for the year ended December 31, 2014.

Recent Developments

Asset Impairments

        Due to the prolonged weakness in the U.S. coal markets and the dim prospects for an upturn in the coal markets in the near term, in the fourth quarter of 2014, we performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in our strategic plans, market conditions or other factors. We recorded approximately $45.3 million of asset impairment and related charges for the year ended December 31, 2014, which is recorded on the Asset impairment and related charges line of our consolidated statements of operations and comprehensive income. We also recorded an impairment charge of $5.9 million related to our Rhino Eastern joint venture that is recorded on the Equity in net (loss)/income of unconsolidated affiliates line of our consolidated statements of operations and comprehensive income. The major components that comprise this total asset impairment and related loss are described below, including the $5.9 million impairment charge related to our Rhino Eastern joint venture.

  Red Cliff Project

        We control certain mineral rights and related surface land located eleven miles north of Loma, Colorado (referred to as the "Red Cliff" property). We had been working with the U.S. Bureau of Land Management ("BLM") agency since 2005 on an environmental impact statement report ("EIS report") that was required to be completed before we could move forward with the development and permitting of a mining project on the Red Cliff property. We capitalized the cost associated with the ongoing EIS report process as mine development costs, which had accumulated to approximately $11.2 million at December 31, 2014. In addition, we invested approximately $11.0 million to acquire land for the purpose of building a rail spur to the property and also purchased certain land tracts at a cost of approximately $5.0 million for the purpose of constructing a rail load-out facility. At December 31, 2014, we had a carrying amount of approximately $16.2 million for the purchased land and approximately $2.0 million for mineral rights associated with a lease of coal reserves with the BLM. These amounts are in addition to the $11.2 million of mine development cost discussed above. Additionally, we had $0.3 million of accrued liabilities in BLM refunds related to the Red Cliff EIS report. In summary, we had total carrying costs of approximately $29.1 million for the Red Cliff property at December 31, 2014. In early 2010, we had a detailed mine development study performed for the Red Cliff property by an independent third party, which estimated the total cost to build out the project would be approximately $420 million once the EIS report was finalized.

        The EIS report outlines the environmental effects a potential project would have on the affected area. An initial EIS report was issued for public comment and review in 2009, which received over 20,000 comments in the 90-day comment period. Based on the volume of comments received on the initial report, the BLM decided that the EIS report process needed to be restarted. We agreed to restart the EIS report and the first two chapters of the EIS report were completed and work on chapters three and four was ready to begin in November 2014. Chapters three and four of the EIS report involve the costlier portion of report project since this includes detailed studies of the impacts to air quality, wildlife, etc. Up to the fourth quarter of 2014, we had decided to continue with the EIS report despite the prolonged weakness in the coal markets. However, the decision was made by our executive management to limit capital spending on all projects due to the weak coal market conditions that had adversely affected our financial results during 2014. Thus, due to the lack of progress in getting the EIS report finalized, the amount of money spent on the project to date, the impending higher costs to be incurred on the next phase of the EIS report and the desire to limit capital spending on certain projects due to the ongoing weakness in the coal markets, we decided to suspend the EIS report process in November 2014. Based on the fact pattern described above, we determined at December 31, 2014 that we would not pursue the development of the Red Cliff property and the related assets would be abandoned or sold for current market value.

        Since we reached a decision to abandon the development of the Red Cliff asset group at December 31, 2014, we evaluated the assets for impairment in accordance with applicable accounting guidelines. We determined that the mine development costs and mineral rights could not be sold to a third party, so we recorded an asset impairment loss of $13.2 million for the year ended December 31, 2014 for these assets, which represented the write down of the previous carrying value of these assets to zero. The land related to the Red Cliff project was recorded at fair value (based on the third party appraisal) less costs to sell for a total net fair value of approximately $6.9 million since we had committed to a plan to sell these assets, which resulted in an additional asset impairment charge of $9.3 million. In total, after netting the $0.3 million of BLM refunds that will not be repaid due to abandoning the EIS report process, we recorded total asset impairment and related charges of $22.2 million related to our Red Cliff assets at December 31, 2014.

  Rich Mountain Property

        In June 2011, we acquired coal mineral rights in Randolph and Upshur Counties, West Virginia for approximately $7.5 million (referred to as the "Rich Mountain" property). These development stage properties were unpermitted and contained no infrastructure. We conducted a core drilling program on the Rich Mountain property after it was purchased and determined the property contained an estimated 8.2 million tons of proven and probable underground metallurgical coal reserves. We capitalized the cost associated with our core drilling as mine development costs and the total value in property, plant and equipment for the Rich Mountain property was $8.3 million at December 31, 2014.

        During the course of our core drilling program, we could not locate enough proven and probable coal reserves within a contiguous location that would substantiate the development of a mining operation. As stated above, the coal reserves are located on undeveloped property and we would have to spend a large amount of capital in order to develop a mining operation on this property, which would include building a coal preparation plant, loadout, etc. In addition, the ongoing deterioration in the metallurgical coal markets has resulted in weak demand and historically low prices for this quality of coal. In the fourth quarter of 2014, we reassessed our strategy for these mineral rights and determined that it was not economical to develop this small coal reserve given the cost of building the required infrastructure. Although we did not have an active marketing strategy for the Rich Mountain property, we contacted a third party coal company with current operations in the general area of the Rich Mountain property to determine if there would be any interest in acquiring these mineral rights from us. Repeated attempts to obtain a non-binding price quote for the Rich Mountain mineral rights from this third party resulted in no indicative bids being offered. Based on the factors discussed above, we determined at December 31, 2014 that we would not pursue the development of the Rich Mountain property and the related assets would be abandoned.

        In accordance with applicable accounting guidelines, we reviewed our Rich Mountain assets as of December 31, 2014 for any impairment indicators that may have been present for this long-lived asset group. Since we reached a decision to abandon the potential development of this asset group and could not obtain any bids to indicate any fair value, we recorded an asset impairment loss of $8.3 million for the year ended December 31, 2014, which represented the write down of the previous carrying value of this asset group to zero.

  Bevins Branch Operation

        We have a steam coal surface mine operation in eastern Kentucky (referred to as "Bevins Branch") that was idled during mid-2014 as that location's contract with its single customer expired at that time. We actively attempted to market the coal from this operation to potential new customers and had maintained the mine so that production could resume in a relatively short time period whenever new customers could be secured. We had unsuccessfully been able to market the coal from this operation as the coal markets have been especially weak for coal from Central Appalachia and the lower quality of coal from the Bevins Branch operation proved especially difficult to market. As we found it difficult to market the quality of coal found at this mine in the current market place, the we initiated negotiations in October 2014 with a third party for the potential sale of the Bevins Branch operation. At December 31, 2014, we received a letter of intent with the third party interested in the Bevins Branch operation to accept ownership of this operation, including its related reclamation obligations. We are finalizing the contractual agreement with this third party. The contractual agreement has the third party assume the Bevins Branch operation where the only financial compensation we will receive is a future override royalty and the assumption of the reclamation obligations by the buyer. The closing of the transaction would also allow us to avoid the ongoing maintenance costs of this operation. We considered these events to warrant an impairment analysis for this operation as of December 31, 2014.

        We reviewed the Bevins Branch operation as of December 31, 2014 in accordance with the accounting guidance for long-lived asset impairment. We determined this asset group should be written down to an estimated fair value of approximately $2.4 million, which equates to the estimated fair value of the future royalty of approximately $0.2 million and the benefit to be recognized of transferring the reclamation obligations of approximately $2.2 million. Based on this analysis, we recorded total asset impairment and related charges of $8.3 million for the Bevins Branch operation for the year ended December 31, 2014. The total asset impairment and related charges include approximately $1.7 million for the write-off of advanced royalty balances related to the Bevins Branch operation that we do not expect to recover in the future. We also recorded an $6.6 million write-down of mineral value and mine development costs to the estimated fair value of $2.4 million of the royalty asset and benefit from transferring the reclamation obligations. We have reported the remaining assets and any related liabilities as held for sale on our consolidated statements of financial position as of December 31, 2014.

  Other Asset Impairments

        As of December 31, 2014, we also performed a comprehensive review of our other mining operations, primarily in Central Appalachia since this region has experienced the most extensive downturn in the coal markets, to determine if any other assets might be potentially impaired. Our review resulted in an additional $6.5 million of asset impairment and related charges, with $3.2 million related to mineral rights, $1.8 million of mine development costs and $1.5 million of advanced royalties that we do not expect to recover. The majority of these additional charges, approximately $4.9 million, related to low quality steam coal operations in Central Appalachia that we determined were uneconomical to mine due to the ongoing downturn in the markets for this quality of coal. The remaining $1.6 million primarily related to advanced royalties that we do not expect to recover at our Central Appalachia operations due to the extended downturn in demand for coal from this region.

Rhino Eastern Join Venture Dissolution

        In January 2015, we completed a Membership Transfer Agreement (the "Transfer Agreement") with an affiliate of Patriot Coal Corporation ("Patriot") that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to us and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. We retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance of $6.3 million. As part of the closing of the Transfer Agreement, we and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement. As of December 31, 2014, we recorded an impairment charge of approximately $5.9 million related to our investment in the Rhino Eastern joint venture based upon the fair value of the assets received and liabilities assumed in the dissolution of the joint venture compared to the carrying amount of our investment in the joint venture.

Distribution Reduction

        For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, which was lower than the previous quarters' distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. In conjunction with the distribution reductions, we have increased our focus on cost and productivity improvements at our ongoing core operations, along with a focus on reducing the carrying costs of non-core and idled operations. The distribution reductions and cost improvements are designed to preserve liquidity to enhance our long-term value.

        Our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in our Partnership agreement. Since our distributions for the quarters ended September 30, 2014 and December 31, 2014 were below the minimum level, we have accumulated arrearages at December 31, 2014 related to the common unit distribution of approximately $13.7 million.

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

        In March 2014, we completed a purchase and sale agreement (the "Purchase Agreement") with Gulfport to sell our oil and natural gas properties in the Utica Shale region for approximately $184.0 million (the "Purchase Price"). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from our portion of the Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, we were immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. In December 2014, we settled the remaining $5.0 million due from Gulfport based upon net amounts payable from us to Gulfport prior to the effective date of the Purchase Agreement as well as amounts due us related to legal reviews of the properties subject to the Purchase Agreement and other unsettled items due to us prior to the effective date of the Purchase Agreement. The net effect of this settlement resulted in us paying Gulfport approximately $46,000 in December 2014. We recorded a gain of approximately $121.7 million during the year ended December 31, 2014 related to this sale. The sale of our investment in the Utica Shale significantly reduced our debt and enhanced our financial flexibility. The elimination of our debt provides us the capability to opportunistically expand our operations and increase our cash flow through the development of existing coal reserves or the potential acquisition of MLP qualifying assets.

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

Acquisition of Coal Property

        In May 2012, we completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, we were subsequently required to pay an additional $2.0 million related to this acquisition after certain conditions were met, of which $1.6 million was paid in the third quarter of 2012 and the remaining $0.4 million was paid in the fourth quarter of 2013. The $2.0 million in total payments was recorded in Property, plant and equipment. An additional $1.0 million was paid in the third quarter of 2014 due to conditions that were met in the quarter requiring payment and this additional $1.0 million was recorded in Property, plant and equipment. As of December 31, 2014, the coal leases and property were estimated to contain approximately 32.4 million tons of proven and probable coal reserves that are contiguous to the Green River. The property is fully permitted and provides us with access to Illinois Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers.

        In mid-2014, we completed the initial construction of a new underground mining operation on the purchased property, referred to as our Pennyrile mining complex, which includes one underground mine, a preparation plant and river loadout facility. Production and sales from this new underground mine began in mid-2014.

Oil and Gas Investments

        We have invested in certain oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. Our investment includes approximately 1,900 net mineral acres that we own in the Cana Woodford region which provide us with monthly royalty revenue.

        In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC ("Sturgeon"), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate portion of the operating income for this investment during 2014 of approximately $0.4 million.

        In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC ("Muskie"), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. We recorded our proportionate portion of the operating loss for Muskie during 2014 of approximately $0.1 million. During the year ended December 31, 2014, we contributed additional capital based upon our ownership share to the Muskie joint venture in the amount of $0.2 million. In addition, during the year ended December 31, 2013, we provided a loan based upon its ownership share to Muskie in the amount of $0.2 million, which was fully repaid in November 2014 in conjunction with our contribution of our interest in Muskie to Mammoth Energy Partners LP ("Mammoth"). In November 2014, we contributed our investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth's companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services.

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

        We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2014, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015	3,260	13
2016	2,121	5
2017	1,100	2

        Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

  Segment Information

        As of December 31, 2014, we have five reportable business segments: Central Appalachia, Northern Appalachia, Eastern Met, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of December 31, 2014, together included two underground mines, three surface mines and four preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2014. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of December 31, 2014. The Eastern Met segment included our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex, located in West Virginia, and for which we served as manager. The Rhino Eastern joint venture was dissolved in January 2015 and the 2014 financial results are shown since the joint venture owned, and we operated, this mining complex during the year. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Beginning with our 2014 year-end reporting, we have included a reportable business segment, referred to as our Illinois Basin segment, which includes our new underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. All periods have been recast to reflect this change in our segment reporting. Our new Pennyrile mining complex began production and sales in mid-2014.

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

        Adjusted EBITDA.    The discussion of our results of operations below includes references to, and analysis of, our segments' Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, including our proportionate share of these expense items from the Rhino Eastern LLC joint venture through the end of 2014 before it was dissolved in January 2015, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments' operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

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

Summary

        The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Statement of Operations Data:
Total revenues	$239.1	$272.2	$351.7
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	200.2	199.7	247.7
Freight and handling costs	1.9	1.3	5.8
Depreciation, depletion and amortization	37.2	39.6	41.3
Selling, general and administrative (exclusive of DD&A shown separately above)	19.3	19.8	20.5
Asset impairment and related charges	45.3	1.7	—
(Gain) on sale/disposal of assets	(0.6)	(10.4)	(4.9)

(Loss)/income from operations	(64.2)	20.5	41.3
Interest and other income (expense):
Interest expense and other	(5.7)	(7.9)	(7.8)
Interest income and other	0.3	0.2	0.1
Equity in net (loss)/income of unconsolidated affiliates	(11.7)	(4.7)	5.8

Total interest and other income (expense)	(17.1)	(12.4)	(1.9)

Net (loss)/income from continuing operations	(81.3)	8.1	39.4

Net income from discontinued operations	130.3	1.3	0.1

Net income	$49.0	$9.4	$39.5

Other Financial Data
Adjusted EBITDA from continuing operations	$15.5	$59.2	$89.6
Net income from discontinued operations	130.3	1.3	0.1
DD&A included in net income from discontinued operations	—	3.0	0.1

Adjusted EBITDA	$145.8	$63.5	$89.8

  Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Summary.    For the year ended December 31, 2014, our total revenues decreased to $239.1 million from $272.2 million for the year ended December 31, 2013. We sold 3.6 million tons of coal for the year ended December 31, 2014, which is 0.1 million tons less, or a 3.1% decrease, than the 3.7 million tons of coal sold for the year ended December 31, 2013. This decrease in tons sold was the result of weak demand in the steam coal markets as well as railroad transportation constraints, which also resulted in lower coal revenues for 2014 compared to 2013. Coal revenues in 2014 were also negatively impacted by weak met coal prices compared to 2013 levels. We believe the weak demand in the steam coal markets was primarily driven by an over-supply of low-priced natural gas that increased stockpiles of coal at electric utilities. We believe utilities have worked to decrease their coal stockpiles, but the utilities remain slow to replenish their coal inventories as natural gas prices remain relatively low. In addition, we believe that lower than normal summer weather temperatures and a mild start to the winter of 2014-15 have resulted in reduced demand for steam coal for electricity generation. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to ongoing economic weakness in China and Europe.

        For the year ended December 31, 2014, our coal inventories remained relatively flat compared to the year ended December 31, 2013 as we matched our production levels to our sales.

        Net loss from continuing operations and Adjusted EBITDA from continuing operations decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013. We generated a net loss from continuing operations of approximately $81.3 million for the year ended December 31, 2014 compared to net income from continuing operations of approximately $8.1 million for the year ended December 31, 2013. For the year ended December 31, 2014, our net income from continuing operations was negatively impacted by approximately $45.3 million of asset impairment and related charges along with a $5.9 million impairment charge related to our Rhino Eastern joint venture. For the year ended December 31, 2013, our net income from continuing operations was positively impacted by $10.5 million from the sale of our 20% royalty interest on our Utica Shale property, while net income from continuing operations for this period was negatively impacted by approximately $0.9 million due to the non-cash write-off of a continuous miner that was destroyed at one of our Central Appalachia underground mines and by approximately $1.7 million due to an asset impairment loss from permanently idling our McClane Canyon mine. Net loss from continuing operations for the year ended December 31, 2014 was also negatively impacted period to period due to a $12.1 million net loss from the Rhino Eastern joint venture, which includes the $5.9 million impairment charge discussed above, compared to net loss of $4.3 million for the year ended December 31, 2013, which represents our proportionate share of loss from Rhino Eastern in which we had a 51% membership interest and which was effectively dissolved in January 2015.

        Adjusted EBITDA from continuing operations decreased to $15.5 million for the year ended December 31, 2014, from $59.2 million for the year ended December 31, 2013. Adjusted EBITDA from continuing operations decreased year to year primarily due to the net loss from continuing operations generated in 2014 as described above.

        Including income from discontinued operations of approximately $130.3 million, our net income and Adjusted EBITDA for the year ended December 31, 2014 were $49.0 million and $145.8 million, respectively. Income from discontinued operations for the year ended December 31, 2014 consisted primarily of the gain of approximately $121.7 million from the sale of our Utica Shale oil and natural gas properties.

        Tons Sold.    The following table presents tons of coal sold by reportable segment for the years ended December 31, 2014 and 2013:

Segment	Year Ended December 31, 2014	Year Ended December 31, 2013	Increase (Decrease) Tons	%*
	(in thousands, except %)
Central Appalachia	1,261.6	1,507.7	(246.1)	(16.3)%
Northern Appalachia	1,015.5	1,225.0	(209.5)	(17.1)%
Rhino Western	1,066.7	940.2	126.5	13.5%
Illinois Basin	213.5	—	213.5	n/a

Total*†	3,557.3	3,672.9	(115.6)	(3.1)%

*
Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

†
Excludes tons sold by the Rhino Eastern joint venture that was effectively dissolved in January 2015, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager

        We sold approximately 3.6 million tons of coal in the year ended December 31, 2014 as compared to approximately 3.7 million tons sold for the year ended December 31, 2013. The decrease in total tons sold year-to-year was primarily due to fewer met coal tons sold from our Central Appalachia segment due to weak market conditions and lower sales from our Hopedale complex in Northern Appalachia due to railroad transportation constraints, partially offset by tons sold from our new Pennyrile mine in our Illinois Basin segment. Tons of coal sold in our Central Appalachia segment decreased by approximately 0.2 million, or 16.3%, to approximately 1.3 million tons for the year ended December 31, 2014 from approximately 1.5 million tons for the year ended December 31, 2013. The decrease in total tons sold year-to-year in Central Appalachia was primarily due to a decrease in met coal tons sold due to weak market conditions. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.2 million, or 17.1%, to approximately 1.0 million tons for the year ended December 31, 2014 from approximately 1.2 million tons for the year ended December 31, 2013, primarily due to lower sales from our Hopedale complex as discussed above. Coal sales from our Rhino Western segment increased by approximately 0.1 million, or 13.5%, to approximately 1.1 million tons for the year ended December 31, 2014 as our Castle Valley mine saw an increase in customer demand. Our Illinois Basin segment includes our initial sales from our new Pennyrile mining complex in western Kentucky that began production and sales in mid-2014.

        Revenues.    The following table presents revenues and coal revenues per ton by reportable segment for the years ended December 31, 2014 and 2013:

Segment	Year ended December 31, 2014	Year ended December 31, 2013	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$89.0	$126.4	$(37.4)	(29.6)%
Freight and handling revenues	—	—	—	n/a
Other revenues	20.5	21.0	(0.5)	(2.6)%

Total revenues	$109.5	$147.4	$(37.9)	(25.8)%

Coal revenues per ton*	$70.53	$83.85	$(13.32)	(15.9)%
Northern Appalachia
Coal revenues	$60.5	$72.2	$(11.7)	(16.3)%
Freight and handling revenues	2.0	2.2	(0.2)	(6.4)%
Other revenues	9.0	6.0	3.0	49.8%

Total revenues	$71.5	$80.4	$(8.9)	(11.1)%

Coal revenues per ton*	$59.51	$58.95	$0.56	0.9%
Rhino Western
Coal revenues	$44.0	$38.0	$6.0	16.0%
Freight and handling revenues	—	—	—	n/a
Other revenues	0.1	0.3	(0.2)	(79.1)%

Total revenues	$44.1	$38.3	$5.8	15.2%

Coal revenues per ton*	$41.27	$40.37	$0.90	2.2%
Illinois Basin
Coal revenues	$9.4	$—	$9.4	n/a
Freight and handling revenues	—	—	—	n/a
Other revenues	0.3	0.3	—	0.1%

Total revenues	$9.7	$0.3	$9.4	n/a

Coal revenues per ton*	$44.28	$—	$44.28	n/a
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$4.3	$5.8	$(1.5)	(26.6)%

Total revenues	$4.3	$5.8	$(1.5)	(26.6)%

Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$202.9	$236.6	$(33.7)	(14.3)%
Freight and handling revenues	2.0	2.2	(0.2)	(6.4)%
Other revenues	34.2	33.4	0.8	1.9%

Total revenues	$239.1	$272.2	$(33.1)	(12.2)%

Coal revenues per ton*	$57.03	$64.42	$(7.39)	(11.5)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

        Our total revenues for the year ended December 31, 2014 decreased by $33.1 million, or 12.2%, to $239.1 million from $272.2 million for the year ended December 31, 2013. The decrease in total revenues was primarily due to lower coal revenues due to fewer met coal tons sold and lower met coal prices in Central Appalachia, as well as fewer tons sold from our Hopedale complex in Northern Appalachia due to railroad transportation constraints. Coal revenues per ton were $57.03 for the year ended December 31, 2014, a decrease of $7.39, or 11.5%, from $64.42 per ton for the year ended December 31, 2013. This decrease in coal revenues per ton was primarily the result of lower prices for met coal sold in Central Appalachia.

        For our Central Appalachia segment, coal revenues decreased by $37.4 million, or 29.6%, to $89.0 million for the year ended December 31, 2014 from $126.4 million for the year ended December 31, 2013 primarily due to fewer met coal tons sold and a decrease in the price for met coal tons sold due to ongoing weakness in the met coal market. Coal revenues per ton for our Central Appalachia segment decreased by $13.32, or 15.9%, to $70.53 per ton for the year ended December 31, 2014 as compared to $83.85 for the year ended December 31, 2013, primarily due to lower prices for metallurgical coal sold, along with the expiration during 2014 of a long-term, above-market steam coal sales contract. Other revenues decreased slightly for our Central Appalachia segment primarily due to lower coal royalty revenue from our coal leasing business as our lessees mined slightly more tons during 2014 compared to 2013, but experienced lower sales prices.

        For our Northern Appalachia segment, coal revenues were $60.5 million for the year ended December 31, 2014, a decrease of $11.7 million, or 16.3%, from $72.2 million for the year ended December 31, 2013. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia as mentioned earlier. Coal revenues per ton for our Northern Appalachia segment increased by $0.56, or 0.9%, to $59.51 per ton for the year ended December 31, 2014 as compared to $58.95 per ton for the year ended December 31, 2013. This increase was primarily due to an increase in the contracted sales price for tons sold from our Hopedale complex.

        For our Rhino Western segment, coal revenues increased by $6.0 million, or 16.0%, to $44.0 million for the year ended December 31, 2014 from $38.0 million for the year ended December 31, 2013, primarily due to increased customer demand at our Castle Valley mine. Coal revenues per ton for our Rhino Western segment were $41.27 for the year ended December 31, 2014, an increase of $0.90, or 2.2%, from $40.37 for the year ended December 31, 2013. The increase in coal revenues per ton were due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine in 2014 compared to 2013.

        In our Illinois Basin segment, coal revenues were $9.4 million and coal revenues per ton were $44.28 for the year ended December 31, 2014 as we had our initial sales from our Pennyrile mining complex in western Kentucky.

        Other revenues for our Other category decreased by $1.5 million for the year ended December 31, 2014 from the year ended December 31, 2013. The decrease in other revenues was primarily due to lower revenues from our Razorback drill pad construction company due to fewer drill pads completed during the year ended December 31, 2014 compared to 2013.

        Central Appalachia Overview of Results by Product.    Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal and steam coal, is presented below. Our Northern Appalachia, Rhino Western and Illinois Basin segments currently only produce and sell steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2014	Year ended December 31, 2013	Increase (Decrease)%*
Met coal tons sold	337.0	597.9	(43.6)%
Steam coal tons sold	924.6	909.8	1.6%

Total tons sold†	1,261.6	1,507.7	(16.3)%

Met coal revenue	$26,058	$53,721	(51.5)%
Steam coal revenue	$62,920	$72,699	(13.5)%

Total coal revenue†	$88,978	$126,420	(29.6)%

Met coal revenues per ton	$77.33	$89.86	(13.9)%
Steam coal revenues per ton	$68.05	$79.90	(14.8)%

Total coal revenues per ton†	$70.53	$83.85	(15.9)%

Met coal tons produced	333.3	570.5	(41.6)%
Steam coal tons produced	928.9	958.7	(3.1)%

Total tons produced†	1,262.2	1,529.2	(17.5)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

†
Excludes data for the Rhino Eastern joint venture in West Virginia that was dissolved in January 2015, for which we served as manager.

        Costs and Expenses.    The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the years ended December 31, 2014 and 2013:

Segment	Year ended December 31, 2014	Year ended December 31, 2013	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$81.2	$100.0	$(18.8)	(18.8)%
Freight and handling costs	—	0.3	(0.3)	n/a
Depreciation, depletion and amortization	20.2	24.2	(4.0)	(16.3)%
Selling, general and administrative	18.6	18.5	0.1	0.2%
Cost of operations per ton*	$64.33	$66.33	$(2.00)	(3.0)%
Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$56.5	$52.4	$4.1	7.8%
Freight and handling costs	1.9	1.0	0.9	84.3%
Depreciation, depletion and amortization	7.6	8.1	(0.5)	(6.8)%
Selling, general and administrative	0.2	0.3	(0.1)	(21.0)%
Cost of operations per ton*	$55.67	$42.79	$12.88	30.1%
Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$36.0	$30.7	$5.3	17.2%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	6.0	5.5	0.5	9.9%
Selling, general and administrative	0.1	0.1	—	9.2%
Cost of operations per ton*	$33.70	$32.62	$1.08	3.3%
Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$12.0	$(0.3)	$12.3	n/a
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	2.3	0.3	2.0	n/a
Selling, general and administrative	0.1	—	0.1	n/a
Cost of operations per ton*	$56.35	$—	$56.35	n/a
Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.5	$16.9	$(2.4)	(14.4)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.1	1.5	(0.4)	(27.4)%
Selling, general and administrative	0.3	0.9	(0.6)	(68.9)%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$200.2	$199.7	$0.5	0.2%
Freight and handling costs	1.9	1.3	0.6	45.1%
Depreciation, depletion and amortization	37.2	39.6	(2.4)	(6.0)%
Selling, general and administrative	19.3	19.8	(0.5)	(2.9)%
Cost of operations per ton*	$56.26	$54.37	$1.89	3.5%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, per ton measurements are not presented for our Other category.

        Cost of Operations.    Total cost of operations was $200.2 million for the year ended December 31, 2014 as compared to $199.7 million for the year ended December 31, 2013. Our cost of operations per ton was $56.26 for the year ended December 31, 2014, an increase of $1.89, or 3.5%, from the year ended December 31, 2013. Total cost of operations increased primarily due to production commencing in mid-2014 at our new Pennyrile mine in the Illinois Basin, partially offset by a decrease in tons produced in Central Appalachia, which was in response to weak market conditions for coal from this complex. The increase in the cost of operations on a per ton basis was primarily due to adverse mining conditions at our Hopedale operation, partially offset by a decrease in Central Appalachia due to production at lower cost operations.

        Our cost of operations for the Central Appalachia segment decreased by $18.8 million, or 18.8%, to $81.2 million for the year ended December 31, 2014 from $100.0 million for the year ended December 31, 2013. The decrease in total cost of operations was primarily due to a decrease in tons produced for the year ended December 31, 2014 compared to 2013, which was in response to weak market conditions. Our cost of operations per ton decreased to $64.33 per ton for the year ended December 31, 2014 from $66.33 per ton for year ended December 31, 2013. The decrease in cost of operations per ton was primarily due to production at lower cost operations for the year ended December 31, 2014, which was partially offset by higher per ton costs due to the temporarily idling of the Rob Fork facility due to a fire that closed the railroad tunnel to this location during the second quarter of 2014.

        In our Northern Appalachia segment, our cost of operations increased by $4.1 million, or 7.8%, to $56.5 million for the year ended December 31, 2014 from $52.4 million for the year ended December 31, 2013. Our cost of operations per ton increased to $55.67 for the year ended December 31, 2014 from $42.79 for the year ended December 31, 2013, an increase of $12.88 per ton, or 30.1%. The increase in total cost of operations and cost of operations per ton was primarily due to adverse mining conditions at our Hopedale operation as discussed earlier. For the year ended December 31, 2014, cost of operations for our Northern Appalachia segment was also impacted by an approximate $0.2 million charge incurred for the write-off of obsolete supplies inventory at our Sands Hill complex.

        Cost of operations in our Rhino Western segment increased by $5.3 million, or 17.2%, to $36.0 million for the year ended December 31, 2014 from $30.7 million for the year ended December 31, 2013. Our cost of operations per ton increased to $33.70 for the year ended December 31, 2014 from $32.62 for the year ended December 31, 2013, an increase of $1.08 per ton, or 3.3%. The increases in cost of operations and cost of operations per ton were primarily due to abnormally high maintenance and other expenses at our Castle Valley mine.

        Cost of operations in our Illinois Basin segment was $12.0 million while cost of operations per ton was $56.35 for the year ended December 31, 2014, both of which related to our new Pennyrile mining complex in western Kentucky.

        Cost of operations in our Other category decreased by $2.4 million to $14.5 million for the year ended December 31, 2014 compared to $16.9 million the year ended December 31, 2013. This decrease was primarily due to lower costs from our Razorback drill pad construction company due to fewer drill pads completed during the year ended December 31, 2014 compared to 2013.

        Freight and Handling.    Total freight and handling cost for the year ended December 31, 2014 increased by $0.6 million, or 45.1%, to $1.9 million from $1.3 million for the year ended December 31, 2013. This increase was primarily due to the increase in tons of coal sold for 2014 compared to 2013 from our Sands Hill complex that required transportation by truck to customers' locations.

        Depreciation, Depletion and Amortization.    Total DD&A expense for the year ended December 31, 2014 was $37.2 million as compared to $39.6 million for the year ended December 31, 2013.

        For the year ended December 31, 2014, our depreciation cost was $30.5 million as compared to $31.5 million for the year ended December 31, 2013. This decrease is primarily due to a decrease in machinery and equipment depreciation from our Central Appalachia operations as excess equipment was disposed as coal production decreased due to weakness in the met and steam coal markets.

        For the year ended December 31, 2014, our depletion cost was $4.7 million as compared to $5.4 million for the year ended December 31, 2013. This decrease is primarily attributable to a decrease in depletion cost from fewer tons produced for the year ended December 31, 2014 compared to 2013 due to weakness in the met and steam coal markets.

        For the year ended December 31, 2014, our amortization cost was $2.0 million as compared to $2.7 million for the year ended December 31, 2013. This decrease is primarily attributable to lower amortization costs of mine development in Central Appalachia due to changes in mining plans in response to weakness in the met and steam coal markets.

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expense for the year ended December 31, 2014 decreased to $19.3 million as compared to $19.8 million for the year ended December 31, 2013. For the year ended December 31, 2014, SG&A was impacted by an approximate $0.7 million charge for an accounts receivable allowance related to one of our Central Appalachia customers that entered bankruptcy proceedings.

        Interest Expense.    Interest expense for the year ended December 31, 2014 was $5.7 million as compared to $7.9 million for the year ended December 31, 2013, a decrease of $2.2 million, or 27.7%. This decrease was primarily due a lower balance on our revolving credit facility, partially offset by the write-off of approximately $1.1 million of a portion of our unamortized debt issuance costs. This write-off was due to an amendment of our credit facility that reduced the borrowing capacity from $300 million to $200 million. See the discussion on our credit agreement in the Liquidity section that follows for more information on this amendment.

        Eastern Met Supplemental Data.    Operational and financial data for the Rhino Eastern joint venture in which we had a 51% membership interest and for which we served as manager (referred to as the "Eastern Met" segment) is presented below. Our consolidated revenue and costs do not include any portion of the revenue or costs of Rhino Eastern since we accounted for this operation under the equity method. We only recorded our proportionate share of net income of Rhino Eastern as a single item in our financial statements, but we believe the presentation of these items for Rhino Eastern provides additional insight into how this operation contributed to our overall performance. The Rhino Eastern joint venture was dissolved in January 2015.

(In thousands, except per ton data and %)	Year ended December 31, 2014	Year ended December 31, 2013	Increase (Decrease)%*
Eastern Met 100% Basis
Coal revenues	$21,443	$27,724	(22.7)%
Total revenues	$21,722	$27,853	(22.0)%
Coal revenues per ton*	$97.76	$111.27	(12.1)%
Cost of operations	$28,604	$31,543	(9.3)%
Cost of operations per ton*	$130.41	$126.60	3.0%
Depreciation, depletion and amortization	$1,860	$1,949	(4.6)%
Interest expense	$81	$17	391.1%
Net income (loss)	$(12,208)	$(8,369)	(45.9)%
Partnership's portion of net income (loss)**	$(12,089)	$(4,268)	(183.2)%
Tons produced	212.5	205.4	3.5%
Tons sold	219.3	249.2	(12.0)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
Our portion of the net loss for the year ended December 31, 2014 includes a $5.9 million impairment charge of the joint venture discussed earlier.

        The decrease in tons produced and sold for the year ended December 31, 2014 compared to 2013 was due to weakness in the met coal market, which resulted in a significant decrease in the market price for the quality of met coal that Rhino Eastern produced. The decrease in tons sold resulted in decreased revenue and a larger net loss for the year ended December 31, 2014 compared to 2013.

        Net Income (Loss) from Continuing Operations.    The following table presents net income (loss) from continuing operations by reportable segment for the years ended December 31, 2014 and 2013:

Segment	Year ended December 31, 2014	Year ended December 31, 2013	Increase (Decrease)
	(in millions)
Central Appalachia	$(33.0)	$(7.1)	$(25.9)
Northern Appalachia	2.1	26.1	(24.0)
Rhino Western	(22.8)	(2.4)	(20.4)
Illinois Basin	(6.4)	(0.2)	(6.2)
Eastern Met*	(12.1)	(4.3)	(7.8)
Other	(9.1)	(4.0)	(5.1)

Total	$(81.3)	$8.1	$(89.4)

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager. The Rhino Eastern joint venture was dissolved in January 2015.

        For the year ended December 31, 2014, total net loss from continuing operations was a loss of approximately $81.3 million compared to net income from continuing operations of approximately $8.1 million for the year ended December 31, 2013. Our net loss from continuing operations was negatively impacted by approximately $45.3 million of asset impairment and related charges along with other non-cash charges. Our net loss from continuing operations for the year ended December 31, 2014 was also negatively impacted by a $5.9 million impairment charge related to our Rhino Eastern joint venture. For the year ended December 31, 2013, our net income was positively impacted by $10.5 million from the sale of our royalty interest in our separately owned Utica Shale oil and natural gas properties. Including our income from discontinued operations of approximately $130.3 million, our net income for the year ended December 31, 2014 was approximately $49.0 million. Our income from discontinued operations for the year ended December 31, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas joint interest properties to Gulfport. Income from discontinued operations of approximately $1.3 million for the year ended December 31, 2013 resulted in net income of approximately $9.4 million as the Utica Shale oil and gas joint interest properties had limited production and sales during the year ended 2013.

        For our Central Appalachia segment, net loss from continuing operations was approximately $33.0 million for the year ended December 31, 2014, a $25.9 million larger net loss as compared to the year ended December 31, 2013. The loss from continuing operations for the year ended December 31, 2014 was primarily due to asset impairment and related charges of $14.4 million along with a $0.8 million charge for a market-to-market inventory adjustment and an approximate $0.7 million charge for an accounts receivable allowance for one of our customers that entered bankruptcy proceedings. For the year ended December 31, 2014, the ongoing weakness in the met and steam coal markets also negatively impacted the results from our Central Appalachia segment. For the year ended December 31, 2013, net loss from continuing operations was impacted by an approximate $0.9 million charge incurred for the write-off of a continuous miner that was destroyed at one of our underground Central Appalachia mines.

        Net income from continuing operations in our Northern Appalachia segment decreased by $24.0 million to $2.1 million for the year ended December 31, 2014, from $26.1 million for the year ended December 31, 2013. This decrease was primarily due to higher costs attributable to difficult mining conditions at our Hopedale complex that were discussed earlier as well as fewer tons sold at our Hopedale complex due to railroad transportation constraints. For the year ended December 31, 2014, net loss from continuing operations for our Northern Appalachia segment was impacted by an approximate $0.2 million charge incurred for the write-off of obsolete supplies inventory at our Sands Hill complex. For the year ended December 31, 2013, net income from continuing operations in our Northern Appalachia segment was positively impacted by $10.5 million from the sale of our 20% royalty interest in our separately owned Utica Shale property.

        Net loss from continuing operations in our Rhino Western segment was $22.8 million for the year ended December 31, 2014, compared to a net loss from continuing operations of $2.4 million for the year ended December 31, 2013. This decrease in net loss from continuing operations was primarily due to asset impairment and related charges of $22.6 million that were discussed earlier. For the year ended December 31, 2013, net loss from continuing operations for our Rhino Western segment was impacted from an asset impairment loss of approximately $1.7 million due to permanently idling our McClane Canyon mine at the end of 2013.

        For our Illinois Basin segment, we generated a net loss from continuing operations of $6.4 million for the year ended December 31, 2014 as we incurred additional costs at the new Pennyrile mining complex, which began its initial production and sales in mid-2014.

        Our Eastern Met segment recorded a net loss from continuing operations of $12.1 million for the year ended December 31, 2014 compared to a net loss from continuing operations of $4.3 million for the year ended December 31, 2013. The net loss for the year ended December 31, 2014 includes a $5.9 million impairment charge of the joint venture discussed earlier. Our net loss from continuing operations also increased from 2013 at Rhino Eastern as weak pricing in the met coal market continued to cause Rhino Eastern to generate a net loss from continuing operations for the year ended December 31, 2014.

        For the Other category, we had a net loss from continuing operations of $9.1 million for the year ended December 31, 2014, which was a $5.1 million larger loss as compared to a net loss from continuing operations of $4.0 million for the year ended December 31, 2013. The increase in the net loss from continuing operations was primarily due to $8.3 million of asset impairment and related charges associated with our undeveloped Rich Mountain property that was discussed earlier. These asset impairment and related charges were partially offset by decreased costs in 2014 compared to 2013 in our ancillary businesses that support our coal operations.

        Adjusted EBITDA from Continuing Operations.    The following table presents Adjusted EBITDA from continuing operations by reportable segment for the years ended December 31, 2014 and 2013:

Segment	Year ended December 31, 2014	Year ended December 31, 2013	Increase (Decrease)
	(in millions)
Central Appalachia	$5.2	$21.9	$(16.7)
Northern Appalachia	10.4	35.0	(24.6)
Rhino Western	6.1	5.4	0.7
Illinois Basin	(3.8)	0.3	(4.1)
Eastern Met*	(5.2)	(3.3)	(1.9)
Other	2.8	(0.1)	2.9

Total	$15.5	$59.2	$(43.7)

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager. The Rhino Eastern joint venture was dissolved in January 2015.

        Adjusted EBITDA from continuing operations for the year ended December 31, 2014 was $15.5 million, a decrease of $43.7 million from the year ended December 31, 2013. Adjusted EBITDA from continuing operations decreased primarily as a result of a decrease in net income from continuing operations, as described previously. Adjusted EBITDA for the year ended December 31, 2014 and 2013 was $145.8 million and $63.5 million. The increase in Adjusted EBITDA year to year was primarily attributable to the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties, as well as the $8.4 million gain recognized from the sale of Blackhawk. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

  Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        Summary.    For the year ended December 31, 2013, our total revenues decreased to $272.2 million from $351.7 million for the year ended December 31, 2012. We sold 3.7 million tons of coal for the year ended December 31, 2013, which is 1.0 million tons less, or a 21.4% decrease, than the 4.7 million tons of coal sold for the year ended December 31, 2012. This decrease in tons sold was the result of weak demand in the steam coal markets, which resulted in lower coal revenues for 2013 compared to 2012. Coal revenues in 2013 were also negatively impacted by weak met coal prices compared to 2012 levels. We believe the weak demand in the steam coal markets was primarily driven by an over-supply of low priced natural gas that increased stockpiles of coal at electric utilities. We believe utilities are still working to decrease their coal stockpiles, which has extended the weakness in the steam coal markets even though natural gas prices have risen from their previous historic lows. We believe the weak prices in the met coal markets were primarily driven by a decrease in world-wide steel production due to economic weakness in China and Europe.

        For the year ended December 31, 2013, our coal inventories decreased by approximately 28,000 tons from the year ended December 31, 2012 as we lowered production levels and sold excess inventory tons.

        Net income from continuing operations was $8.1 million for the year ended December 31, 2013 compared to $39.4 million for the year ended December 31, 2012. Adjusted EBITDA from continuing operations decreased to $59.2 million for the year ended December 31, 2013, from $89.6 million for the year ended December 31, 2012. Net income from continuing operations and Adjusted EBITDA from continuing operations decreased year to year as reductions in costs were offset by lower coal revenues. For the year ended December 31, 2013, our net income from continuing operations and Adjusted EBITDA from continuing operations was positively impacted by $10.5 million from the sale of our 20% royalty interest on our Utica Shale property, while net income for this period was negatively impacted by approximately $0.9 million due to the non-cash write-off of a continuous miner that was damaged at one of our Central Appalachia underground mines and by approximately $1.7 million due to an asset impairment loss from permanently idling our McClane Canyon mine. For the year ended December 31, 2012, net income from continuing operations and Adjusted EBITDA from continuing operations was positively impacted by the $7.4 million lease bonus payments received for our Utica Shale acreage, which had relatively immaterial costs associated with the transaction. The Utica Shale transactions discussed above related to property we previously owned and was not part of the Utica Shale sale transaction with Gulfport in March 2014, which is why these transactions are included in continuing operations. Net income from continuing operations and Adjusted EBITDA from continuing operations were negatively impacted in 2013 due to approximately $4.3 million of net loss from our Rhino Eastern joint venture compared to income of $6.0 million for 2012, each of which represents our proportionate share of income from the Rhino Eastern joint venture in which we have a 51% membership interest and for which we serve as manager.

        Including the income from discontinued operations of approximately $1.3 million from our Utica Shale activities, our net income for the year ended December 31, 2013 was approximately $9.4 million and our Adjusted EBITDA was $63.5 million when our discontinued operations items are included. Including discontinued operations items for the year ended December 31, 2012, our net income and Adjusted EBITDA were approximately $39.5 million and $89.8 million, respectively. The year to year decrease in net income and Adjusted EBITDA are due to the same factors discussed above for the year to year decrease in net income from continuing operations and Adjusted EBITDA from continuing operations.

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

†
Excludes tons sold by the Rhino Eastern joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we served as manager.

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

        Revenues.    The following table presents revenues and coal revenues per ton by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year ended December 31, 2013	Year ended December 31, 2012	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$126.4	$161.3	$(34.9)	(21.6)%
Freight and handling revenues	—	—	—	n/a
Other revenues	21.0	22.1	(1.1)	(4.9)%

Total revenues	$147.4	$183.4	$(36.0)	(19.6)%

Coal revenues per ton*	$83.85	$91.83	$(7.98)	(8.7)%
Northern Appalachia
Coal revenues	$72.2	$102.9	$(30.7)	(29.8)%
Freight and handling revenues	2.2	6.3	(4.1)	(66.1)%
Other revenues	6.0	12.8	(6.8)	(52.9)%

Total revenues	$80.4	$122.0	$(41.6)	(34.1)%

Coal revenues per ton*	$58.95	$54.87	$4.08	7.4%
Rhino Western
Coal revenues	$38.0	$40.4	$(2.4)	(6.1)%
Freight and handling revenues	—	—	—	n/a
Other revenues	0.3	0.3	—	0.3%

Total revenues	$38.3	$40.7	$(2.4)	(6.0)%

Coal revenues per ton*	$40.37	$38.89	$1.48	3.8%
Illinois Basin
Coal revenues	$—	$—	$—	n/a
Freight and handling revenues	—	—	—	n/a
Other revenues	0.3	0.2	0.1	16.8%

Total revenues	$0.3	$0.2	$0.1	16.8%

Coal revenues per ton*	$—	$—	$—	n/a
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$5.8	$5.4	$0.4	9.1%

Total revenues	$5.8	$5.4	$0.4	9.1%

Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$236.6	$304.6	$(68.0)	(22.3)%
Freight and handling revenues	2.2	6.3	(4.1)	(66.0)%
Other revenues	33.4	40.8	(7.4)	(17.9)%

Total revenues	$272.2	$351.7	$(79.5)	(22.6)%

Coal revenues per ton*	$64.42	$65.22	$(0.80)	(1.2)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

        Our total revenues for the year ended December 31, 2013 decreased by $79.5 million, or 22.6%, to $272.2 million from $351.7 million for the year ended December 31, 2012. The decrease in total revenues was primarily due to lower coal revenues from fewer steam coal tons sold and lower met coal prices in Central Appalachia, as well as fewer tons sold from our Sands Hill complex in Northern Appalachia as market conditions for coal from this operation weakened year-to-year. Coal revenues per ton were $64.42 for the year ended December 31, 2013, a decrease of $0.80, or 1.2%, from $65.22 per ton for the year ended December 31, 2012. This decrease in coal revenues per ton was primarily the result of lower prices for met coal sold in Central Appalachia, partially offset by an increase in coal revenues per ton in our Northern Appalachia segment primarily due to fewer lower priced tons being sold from our Sands Hill complex in 2013 compared to 2012.

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

        For our Northern Appalachia segment, coal revenues were $72.2 million for the year ended December 31, 2013, a decrease of $30.7 million, or 29.8%, from $102.9 million for the year ended December 31, 2012. This decrease was primarily due to fewer tons sold from our Sands Hill complex in Northern Appalachia as mentioned earlier and slightly fewer tons sold at our Hopedale complex. Coal revenues per ton for our Northern Appalachia segment increased by $4.08, or 7.4%, to $58.95 per ton for the year ended December 31, 2013 as compared to $54.87 per ton for the year ended December 31, 2012. This increase was primarily due to fewer lower priced tons being sold from our Sands Hill complex as market conditions for coal from this operation weakened year-to-year. Other revenues decreased for our Northern Appalachia segment primarily due to the $7.4 million lease bonus received in 2012 for acreage owned in the Utica Shale region that was not present in the 2013 comparable period. The Utica Shale transaction discussed above related to property we previously owned and was not part of the Utica Shale sale transaction with Gulfport in March 2014, which is why this transaction is included in continuing operations.

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

        Four our Illinois Basin segment, other revenue increased slightly as we had higher rental income in 2013 as compared to the same 2012 period for a portion of our Taylorville field property in central Illinois.

        Other revenues for our Other category increased by $0.4 million for the year ended December 31, 2013 from the year ended December 31, 2012. The increase in other revenues was primarily due to our Razorback drill pad service company that began generating revenue in 2013, partially offset by the sale of our Triad roof bolt manufacturing operation in September 2012, which generated revenue in 2012 that is not present in the 2013 comparable period.

        Central Appalachia Overview of Results by Product.    Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal and steam coal, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2013	Year ended December 31, 2012	Increase (Decrease)%*
Met coal tons sold	597.9	467.8	27.8%
Steam coal tons sold	909.8	1,288.3	(29.4)%

Total tons sold†	1,507.7	1,756.1	(14.1)%

Met coal revenue	$53,721	$59,511	(9.7)%
Steam coal revenue	$72,699	$101,762	(28.6)%

Total coal revenue†	$126,420	$161,273	(21.6)%

Met coal revenues per ton	$89.86	$127.21	(29.4)%
Steam coal revenues per ton	$79.90	$78.99	1.2%

Total coal revenues per ton†	$83.85	$91.83	(8.7)%

Met coal tons produced	570.5	468.3	21.8%
Steam coal tons produced	958.7	1,336.2	(28.2)%

Total tons produced†	1,529.2	1,804.5	(15.3)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

†
Excludes data for the Rhino Eastern mining complex located in West Virginia for which we served as manager.

        Costs and Expenses.    The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year ended December 31, 2013	Year ended December 31, 2012	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$100.0	$125.8	$(25.8)	(20.5)%
Freight and handling costs	0.3	0.5	(0.2)	(44.8)%
Depreciation, depletion and amortization	24.2	26.3	(2.1)	(7.8)%
Selling, general and administrative	18.5	19.0	(0.5)	(2.5)%
Cost of operations per ton*	$66.33	$71.62	$(5.29)	(7.4)%
Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$52.4	$76.0	$(23.6)	(31.0)%
Freight and handling costs	1.0	5.3	(4.3)	(80.9)%
Depreciation, depletion and amortization	8.1	8.3	(0.2)	(2.5)%
Selling, general and administrative	0.3	0.3	—	(17.6)%
Cost of operations per ton*	$42.79	$40.54	$2.25	5.5%
Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$30.7	$27.5	$3.2	11.7%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	5.5	4.7	0.8	17.7%
Selling, general and administrative	0.1	0.1	—	(5.4)%
Cost of operations per ton*	$32.62	$26.42	$6.20	23.5%
Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.3)	$0.3	$(0.6)	n/a
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.3	—	0.3	n/a
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$—	$—	$—	n/a
Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$16.9	$18.1	$(1.2)	(7.0)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.5	2.0	(0.5)	(24.6)%
Selling, general and administrative	0.9	1.1	(0.2)	(14.2)%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$199.7	$247.7	$(48.0)	(19.4)%
Freight and handling costs	1.3	5.8	(4.5)	(77.8)%
Depreciation, depletion and amortization	39.6	41.3	(1.7)	(4.0)%
Selling, general and administrative	19.8	20.5	(0.7)	(3.1)%
Cost of operations per ton*	$54.37	$53.04	$1.33	2.5%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, per ton measurements are not presented for our Other category.

        Cost of Operations.    Total cost of operations was $199.7 million for the year ended December 31, 2013 as compared to $247.7 million for the year ended December 31, 2012. Total cost of operations decreased primarily due to lower production at our Sands Hill complex in Northern Appalachia, which was in response to weak market conditions for coal from this complex, as well as decreased costs from purchased coal in Central Appalachia. Our cost of operations per ton was $54.37 for the year ended December 31, 2013; an increase of $1.33, or 2.5%, from the year ended December 31, 2012. The increase in the cost of operations on a per ton basis was primarily due to the sequence of mining at our Castle Valley mine in our Rhino Western segment where we performed more higher cost advance mining during 2013 compared to more lower cost retreat mining that was performed in 2012.

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

        Cost of operations in our Illinois Basin segment decreased by $0.6 million for the year ended December 31, 2013 compared to the same 2012 period as the development of our new Pennyrile mine in western Kentucky experienced a credit to cost due to our inter-company development cost allocation process.

        Cost of operations in our Other category decreased by $1.2 million to $16.9 million for the year ended December 31, 2013 compared to $18.1 million the year ended December 31, 2012. This decrease was primarily due to the sale of our Triad roof bolt manufacturing operation in September 2012, which incurred cost in 2012 that is not present in the 2013 comparable period.

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

        Depreciation, Depletion and Amortization.    Total DD&A expense for the year ended December 31, 2013 was $39.6 million as compared to $41.3 million for the year ended December 31, 2012.

        For the year ended December 31, 2013, our depreciation cost was $31.5 million as compared to $32.7 million for the year ended December 31, 2012. This decrease is primarily due to a decrease in machinery and equipment depreciation from our Central Appalachia operations.

        For the year ended December 31, 2013, our depletion cost was $5.4 million as compared to $5.8 million for the year ended December 31, 2012. This decrease is primarily attributable to fewer tons produced for the year ended December 31, 2013 compared to 2012 due to weakness in the met and steam coal markets.

        For the year ended December 31, 2013, our amortization cost was relatively flat at $2.7 million as compared to $2.8 million for the year ended December 31, 2012.

        Selling, General and Administrative.    Selling, general and administrative expense for the year ended December 31, 2013 was $19.8 million as compared to $20.5 million for the year ended December 31, 2012. The decrease in SG&A expense is primarily attributable to a decrease in expenditures for legal fees and other professional fees.

        Interest Expense.    Interest expense for the year ended December 31, 2013 was $7.9 million as compared to $7.8 million for the year ended December 31, 2012, an increase of $0.1 million, or 1.7%. This increase was the result of an increase in the balance outstanding under our credit facility.

        Eastern Met Supplemental Data.    Operational and financial data for the Rhino Eastern joint venture in which we had a 51% membership interest and for which we served as manager (referred to as the "Eastern Met" segment) is presented below. Our consolidated revenue and costs do not include any portion of the revenue or costs of Rhino Eastern since we accounted for this operation under the equity method. We only recorded our proportionate share of net income of Rhino Eastern as a single item in our financial statements, but we believe the presentation of these items for Rhino Eastern provides additional insight into how this operation contributed to our overall performance. The Rhino Eastern joint venture was dissolved in January 2015.

(In thousands, except per ton data and %)	Year ended December 31, 2013	Year ended December 31, 2012	Increase (Decrease)%*
Eastern Met 100% Basis
Coal revenues	$27,724	$55,187	(49.8)%
Total revenues	$27,853	$55,221	(49.6)%
Coal revenues per ton*	$111.27	$185.98	(40.2)%
Cost of operations	$31,543	$36,728	(14.1)%
Cost of operations per ton*	$126.60	$123.77	2.3%
Depreciation, depletion and amortization	$1,949	$2,098	(7.1)%
Interest expense	$17	$155	(89.3)%
Net income (loss)	$(8,369)	$11,937	(170.1)%
Partnership's portion of net income (loss)	$(4,268)	$6,014	(171.0)%
Tons produced	205.4	337.1	(39.1)%
Tons sold	249.2	296.7	(16.0)%

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

        Net Income (Loss) from Continuing Operations.    The following table presents net income (loss) from continuing operations by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year ended December 31, 2013	Year ended December 31, 2012	Increase (Decrease)
	(in millions)
Central Appalachia	$(7.1)	$3.6	$(10.7)
Northern Appalachia	26.1	29.6	(3.5)
Rhino Western	(2.4)	5.7	(8.1)
Illinois Basin	(0.2)	(0.4)	0.2
Eastern Met*	(4.3)	6.0	(10.3)
Other	(4.0)	(5.1)	1.1

Total	$8.1	$39.4	$(31.3)

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager. The Rhino Eastern joint venture was dissolved in January 2015.

        For the year ended December 31, 2013, net income from continuing operations was $8.1 million compared to $39.4 million for the year ended December 31, 2012 as decreases in costs and expenses were offset by decreases in coal revenues, including lower royalty revenue from our coal leasing business, as well as lower results from our Rhino Eastern joint venture. For the year ended December 31, 2013, our net income from continuing operations was positively impacted by $10.5 million from the sale of our 20% royalty interest on our Utica Shale property. Net income from continuing operations was positively impacted by $7.4 million received as a lease bonus payment in 2012 related to acreage we own in the Utica Shale region of eastern Ohio, which had relatively immaterial costs associated with the transaction. The Utica Shale transactions discussed above related to property we previously owned and was not part of the Utica Shale sale transaction with Gulfport in March 2014, which is why these transactions are included in continuing operations.

        For our Central Appalachia segment, we generated a net loss from continuing operations of approximately $7.1 million for the year ended December 31, 2013, a decrease of $10.7 million, as compared to the year ended December 31, 2012. The year to year decrease was primarily due to a decrease in tons sold, which decreased revenue, and an approximate $0.9 million charge incurred for the write-off of a continuous miner that was destroyed at one of our underground Central Appalachia mines.

        Net income from continuing operations in our Northern Appalachia segment decreased by $3.5 million to $26.1 million for the year ended December 31, 2013, from $29.6 million for the year ended December 31, 2012. Net income from continuing operations in our Northern Appalachia segment was impacted from the $10.5 million received from the sale of our 20% royalty interest on our Utica Shale property in the year ended December 31, 2013 as compared to approximately $7.4 million of lease bonus payments that we received on our Utica Shale property in the year ended December 31, 2012. The increase period to period due to the Utica Shale payments received was partially offset by decreased tons of coal sold from our Sands Hill complex due to weakness in the steam coal market. The Utica Shale transactions discussed above related to property we previously owned and was not part of the Utica Shale sale transaction with Gulfport in March 2014, which is why these transactions are included in continuing operations.

        Net income from continuing operations in our Rhino Western segment decreased by $8.1 million to a loss of $2.4 million for the year ended December 31, 2013, compared to net income from continuing operations of $5.7 million for the year ended December 31, 2012. This decrease was primarily the result of an increase in cost of operations at our Castle Valley operation due to the sequence of mining discussed earlier, as well as decreased revenue from lower tons sold at Castle Valley due to fewer spot sales. Net income from continuing operations for our Rhino Western segment was also impacted from an asset impairment loss of approximately $1.7 million due to the permanently idling of our McClane Canyon mine at the end of 2013.

        For our Illinois Basin segment, our net loss from continuing operations was $0.2 million for the year ended December 31, 2013, compared to net loss from continuing operations of $0.4 million for the year ended December 31, 2012. The smaller net loss was primarily due to lower costs in 2013 compared to 2012.

        Our Eastern Met segment recorded a net loss from continuing operations of $4.3 million for the year ended December 31, 2013, a decrease of $10.3 million from net income from continuing operations of $6.0 million for the year ended December 31, 2012, as weakness in the met coal market caused a decrease in the number of tons sold and lower prices for tons sold.

        For the Other category, we had a net loss from continuing operations of $4.0 million for the year ended December 31, 2013, a benefit of $1.1 million as compared to a net loss from continuing operations of $5.1 million for the year ended December 31, 2012. The improvement was primarily due to decreased costs in 2013 compared to 2012 in our ancillary businesses that support our coal operations.

        Adjusted EBITDA from Continuing Operations.    The following table presents Adjusted EBITDA from continuing operations by reportable segment for the years ended December 31, 2013 and 2012:

Segment	Year ended December 31, 2013	Year ended December 31, 2012	Increase (Decrease)
	(in millions)
Central Appalachia	$21.9	$34.3	$(12.4)
Northern Appalachia	35.0	38.7	(3.7)
Rhino Western	5.4	11.1	(5.7)
Illinois Basin	0.3	(0.2)	0.5
Eastern Met*	(3.3)	7.1	(10.4)
Other	(0.1)	(1.4)	1.3

Total	$59.2	$89.6	$(30.4)

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager. The Rhino Eastern joint venture was dissolved in January 2015.

        Adjusted EBITDA from continuing operations for the year ended December 31, 2013 was $59.2 million, a decrease of $30.4 million from $89.6 million for the year ended December 31, 2012. Adjusted EBITDA from continuing operations decreased primarily as a result of a decrease in net income from continuing operations, as described previously. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA from continuing operations to net income from continuing operations on a segment basis.

  Reconciliation of Adjusted EBITDA to Net Income by Segment

        The following tables present reconciliations of Adjusted EBITDA to net income/(loss) from continuing operations on a segment basis for each of the periods indicated. We believe the presentation of Adjusted EBITDA that includes the proportionate share of DD&A and interest expense for our Rhino Eastern joint venture is appropriate since our portion of Rhino Eastern's net income that was recognized as a single line item in our financial statements was affected by these expense items. Since we do not reflect these proportionate expense items of DD&A and interest expense in our consolidated financial statements, we believe that the adjustment for these expense items in the Adjusted EBITDA calculation is more representative of how we review our results and also provides investors with additional information that they can use to evaluate our results. Adjusted EBITDA also excludes the effect of certain non-recurring items.

Year ended December 31, 2014	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Eastern Met*	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(33.0)	$2.1	$(22.8)	$(6.4)	$(12.1)	$(9.1)	$(81.3)
Plus:
DD&A	20.2	7.6	6.0	2.3	—	1.1	37.2
Interest expense	2.0	0.5	0.3	0.3	—	2.6	5.7

EBITDA from continuing operations†**	$(10.8)	$10.2	$(16.5)	$(3.8)	$(12.1)	$(5.4)	$(38.4)

Plus: Rhino Eastern DD&A-51%	—	—	—	—	1.0	—	1.0
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Plus: Non-cash asset impairment and other non-cash charges ***	16.0	0.2	22.6	—	5.9	8.2	52.9

Adjusted EBITDA from continuing operations†	5.2	10.4	6.1	(3.8)	(5.2)	2.8	15.5

Net income from discontinued operations	—	—	—	—	—	—	130.3
DD&A included in net income from discontinued operations	—	—	—	—	—	—	—

Adjusted EBITDA†	$5.2	$10.4	$6.1	$(3.8)	$(5.2)	$2.8	$145.8

Year ended December 31, 2013	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Eastern Met*	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(7.1)	$26.1	$(2.4)	$(0.2)	$(4.3)	$(4.0)	$8.1
Plus:
DD&A	24.2	8.1	5.5	0.3	—	1.5	39.6
Interest expense	3.9	0.8	0.6	0.2	—	2.4	7.9

EBITDA from continuing operations†**	$21.0	$35.0	$3.7	$0.3	$(4.3)	$(0.1)	$55.6

Plus: Rhino Eastern DD&A-51%	—	—	—	—	1.0	—	1.0
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Plus: Non-cash write-off of mining equipment and asset impairment****	0.9	—	1.7	—	—	—	2.6

Adjusted EBITDA from continuing operations†	21.9	35.0	5.4	0.3	(3.3)	(0.1)	59.2

Net income from discontinued operations	—	—	—	—	—	—	1.3
DD&A included in net income from discontinued operations	—	—	—	—	—	—	3.0

Adjusted EBITDA†	$21.9	$35.0	$5.4	$0.3	$(3.3)	$(0.1)	$63.5

Year ended December 31, 2012	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Eastern Met*	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$3.6	$29.6	$5.7	$(0.4)	$6.0	$(5.1)	$39.4
Plus:
DD&A	26.3	8.3	4.7	—	—	2.0	41.3
Interest expense	4.4	0.8	0.7	0.2	—	1.7	7.8

EBITDA from continuing operations†**	$34.3	$38.7	$11.1	$(0.2)	$6.0	$(1.4)	$88.5

Plus: Rhino Eastern DD&A-51%	—	—	—	—	1.0	—	1.0
Plus: Rhino Eastern interest expense-51%	—	—	—	—	0.1	—	0.1

Adjusted EBITDA from continuing operations†	34.3	38.7	11.1	(0.2)	7.1	(1.4)	89.6

Net income from discontinued operations	—	—	—	—	—	—	0.1
DD&A included in net income from discontinued operations	—	—	—	—	—	—	0.1

Adjusted EBITDA†	$34.3	$38.7	$11.1	$(0.2)	$7.1	$(1.4)	$89.8

*
Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

†
Calculated based on actual amounts and not the rounded amounts presented in this table.

**
Totals may not foot due to rounding

***
For the total $52.9 million of non-cash charges incurred during the year ended December 31, 2014, approximately $45.3 million related to asset impairment and related charges associated with our various mining properties that were evaluated for impairment and reduced to our estimate of fair value during the fourth quarter of 2014. An additional component of the $52.9 million of non-cash charges relates to the $5.9 million impairment charge for our Rhino Eastern joint venture. Please see our more detailed discussion of these asset impairment and related charges that is included earlier in this section. During the fourth quarter of 2014, we also incurred other non-cash charges that included an approximate $0.8 million mark-to-market adjustment for a portion of our low quality steam coal inventory located in Central Appalachia, an approximate $0.7 million charge for an accounts receivable allowance for one of our customers in Central Appalachia that entered bankruptcy proceedings and an approximate $0.2 million charge incurred for the write-off of obsolete supplies inventory at one of our Northern Appalachia operations. A summary of these charges is detailed in the table below:

Year ended December 31, 2014	Central Appalachia	Northern Appalachia	Rhino Western	Eastern Met	Other	Total
	(in millions)
Asset impairment and related charges	$14.5	$—	$22.6	$5.9	$8.2	$51.2
Coal inventory adjustment	0.8	—	—	—	—	0.8
Allowance for bad debt	0.7	—	—	—	—	0.7
Supplies inventory obsolescence	—	0.2	—	—	—	0.2

Total	$16.0	$0.2	$22.6	$5.9	$8.2	$52.9

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

****
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

        The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of December 31, 2014, our available liquidity was $127.3 million, including cash on hand of $0.6 million and $126.7 million of available borrowing capacity under our credit agreement. The amount available under our credit agreement is based upon a maximum borrowing capacity of 3.5 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement).

        With respect to the quarters ended September 30, 2014 and December 31, 2014, we reduced our quarterly cash distribution to $0.05 per common unit, or $0.20 per unit on an annualized basis, compared to the previous quarters' distribution amount of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution reduction was the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. The distribution reduction is designed to preserve liquidity to ensure we meet our future financial requirements described above and to enhance our long-term value

        Please read "—Capital Expenditures" for a further discussion of the impact on liquidity.

  Cash Flows

  Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Net cash provided by operating activities was $21.2 million for the year ended December 31, 2014 as compared to $51.7 million for the year ended December 31, 2013. This decrease in cash provided by operating activities was primarily the result of lower net income from continuing operations, which resulted from decreased tons of coal sold and coal revenue.

        Net cash provided by investing activities was $116.7 million for the year ended December 31, 2014 as compared to net cash used in investing activities of $43.9 million for the year ended December 31, 2013. The increase in cash provided by investing activities was primarily due to the proceeds received from the sale of our Utica Shale oil and natural gas assets during the year ended December 31, 2014, partially offset by an increase in additions to property, plant and equipment that were primarily due to the development of our new Pennyrile mine in western Kentucky.

        Net cash used in financing activities for the year ended December 31, 2014 was $137.7 million, which was primarily attributable to repayments on debt during this period with the proceeds from the Utica Shale oil and natural gas property sale, along with distributions paid to unitholders. Net cash used in financing activities for the year ended December 31, 2013 was $7.9 million, which was primarily attributable to distributions paid to our unitholders, partially offset by net borrowings under our credit agreement that were primarily used to fund a portion of our capital expenditures. Net cash used in financing activities for the year ended December 31, 2013 also included the net proceeds from our public offering of common units, which resulted in net proceeds after offering expenses of approximately $14.6 million that was used to repay outstanding debt.

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

        Actual maintenance capital expenditures for the year ended December 31, 2014 were approximately $12.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2014 were approximately $50.8 million, which were primarily related to the development of our new Riveredge mine on our Pennyrile property in western Kentucky. For the year ending December 31, 2015, we have budgeted $10 million to $13 million for maintenance capital expenditures. We expect a minimal amount of 2015 expansion capital expenditures since we have completed the development of the Pennyrile mine and we currently do not anticipate developing any of our other internal projects in 2015 due to the current weak coal market conditions.

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

        Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning units. As of and for the year ended December 31, 2014, we are in compliance with respect to all covenants contained in the credit agreement. The credit agreement expires in July 2016.

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

        In March 2014, we entered into a second amendment of our amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. This second amendment permitted us to sell certain assets to Gulfport, as described earlier in the discussion of our oil and natural gas activities, which previously constituted a portion of the collateral under the amended and restated senior secured credit facility. This second amendment also reduced the borrowing capacity under the amended and restated senior secured credit facility to a maximum of $200 million and altered the maximum leverage ratio to 3.5 from January 1, 2014 through September 30, 2015. The maximum leverage ratio decreases to 3.25 from October 1, 2015 through December 31, 2015 and then decreases to 3.0 after December 31, 2015. In addition, the second amendment adjusts the maximum investments (other than directly by us) in hydrocarbons, hydrocarbon interests and assets and activities related to hydrocarbons, in each case, excluding coal, in an aggregate amount not to exceed $50 million. All other terms of the amended and restated senior secured credit facility were not affected by the second amendment.

        At December 31, 2014, $54.5 million was outstanding under the facility at a variable interest rate of LIBOR plus 2.50% (2.66% at December 31, 2014). In addition, we had outstanding letters of credit of approximately $15.8 million at a fixed interest rate of 2.50% at December 31, 2014. Based upon a maximum borrowing capacity of 3.5 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), we had not used $126.7 million of the borrowing availability at December 31, 2014. During the three month period ended December 31, 2014, we had average borrowings outstanding of approximately $54.3 million under our credit agreement.

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

        As of December 31, 2014, we had $15.8 million in letters of credit outstanding, of which $10.9 million served as collateral for approximately $70.2 million in our surety bonds outstanding that secure the performance of our reclamation obligations.

Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (including interest)(1)	57,432	$210	$54,915	$532	$1,775
Asset retirement obligations	32,133	1,431	5,632	3,168	21,902
Operating lease obligations(2)	4,417	1,538	2,686	193	—
Diesel fuel obligations	2,460	2,460	—	—	—
Advance royalties(3)	28,048	2,470	5,570	5,716	14,292
Retiree medical obligations	6,751	425	1,174	1,235	3,917

Total	$131,241	$8,534	$69,977	$10,844	$41,886

(1)
Assumes a current LIBOR of 0.16% plus the applicable margin for all periods.

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

        In determining that we were not the primary beneficiary of the variable interest entity for the years ended December 31, 2014, 2013 and 2012, we performed a qualitative and quantitative analysis based on the controlling economic interests of the Rhino Eastern joint venture. This included an analysis of the expected economic contributions of the joint venture. We concluded that we are not the primary beneficiary of the joint venture primarily because of certain contractual arrangements by the joint venture with Patriot and the fact that the Rhino Eastern joint venture is managed by a committee of an equal number of representatives from Patriot and us. Mandatory pro rata additional contributions not to exceed $10 million in the aggregate could be required of the joint venture partners, which we would be obligated to fund based upon our 51% ownership interest.

        In January 2015, we completed a Membership Transfer Agreement (the "Transfer Agreement") with an affiliate of Patriot that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to us and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. We retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance of $6.3 million. As part of the closing of the Transfer Agreement, we and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement.

        As of December 31, 2014 and 2013, we recorded our equity method investment of $13.2 million and $19.4 million, respectively, in the Rhino Eastern joint venture as a long-term asset. As a result of the dissolution of the Rhino Eastern joint venture, we will eliminate the amount recorded as our equity method investment in the Rhino Eastern joint venture during the first quarter of 2015. We recorded an approximate $5.9 million impairment charge as of December 31, 2014 related to our equity investment in Rhino Eastern based upon the fair value of the assets we received and liabilities assumed in the dissolution compared to the amount recorded as our equity method investment in the Rhino Eastern joint venture. During the year ended December 31, 2014, we made capital contributions to the Rhino Eastern joint venture of approximately $4.8 million based upon our proportionate ownership percentage. As disclosed in Note 19 to the audited consolidated financial statements that are included elsewhere in this report, we provided loans to the Rhino Eastern joint venture during 2012 that totaled approximately $11.9 million, which were fully repaid as of December 31, 2012.

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

        Due to the prolonged weakness in the U.S. coal markets and the dim prospects for an upturn in the coal markets in the near term, in the fourth quarter of 2014, we performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in our strategic plans, market conditions or other factors. We recorded approximately $45.3 million of impairment and related charges for the year ended December 31, 2014. Refer to Note 6 to the audited consolidated financial statements that are included elsewhere in this report for more information on the asset impairment losses recorded for the year ended December 31, 2014.

        During the fourth quarter of 2013, we made a strategic decision to permanently close the mining operations at our McClane Canyon mine in Colorado. Since the McClane Canyon mine had been idled at the end of 2010, we had been actively marketing the coal from this mine to potential buyers, but had not been able to obtain suitable sales contracts. Due to the unfavorable long-term prospects for the coal market in the Colorado area and to avoid the ongoing costs that were being incurred to actively idle this mine, we made the decision to permanently close this operation at the end of 2013. While a portion of the equipment from this operation was relocated to other operating locations, we incurred an impairment charge of approximately $1.7 million during 2013 related to specific property, plant and equipment at this complex. There were no impairment losses recorded during the year ended December 31, 2012.

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

        The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow, and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2014 were calculated with discount rates that ranged from 1.6% to 5.3%. Changes in the asset retirement obligations for the year ended December 31, 2013 were calculated with discount rates that ranged from 2.3% to 5.6%. Changes in the asset retirement obligations for the year ended December 31, 2012 were calculated with discount rates that ranged from 3.2% to 5.3%. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2014, 2013 and 2012.

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

Derivative Financial Instruments

        We occasionally use diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. Our diesel fuel contracts meet the requirements for the normal purchase normal sale, or NPNS, exception prescribed by the accounting guidance on derivatives and hedging, based on the terms of the contracts and management's intent and ability to take physical delivery of the diesel fuel.

Income Taxes

        We are considered a partnership for income tax purposes. Accordingly, the partners report our taxable income or loss on their individual tax returns.

Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification ("ASC") 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. We do not anticipate the adoption of ASU 2014-08 on January 1, 2015 will have a material impact on our financial statements.

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of ASU 2014-09 is not permitted. We are currently evaluating the requirements of this new accounting guidance.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity price risk and interest rate risk.

Commodity Price Risk

        We manage our commodity price risk for coal sales through the use of supply contracts. As of December 31, 2014, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015	3,260	13
2016	2,121	5
2017	1,100	2

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

        A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by $0.2 million for the year ended December 31, 2014. A hypothetical increase of 10% in steel prices would have reduced net income by $0.9 million for the year ended December 31, 2014. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.4 million for the year ended December 31, 2014.

Interest Rate Risk

        We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $1.1 million for the year ended December 31, 2014.

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-50 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)    Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2014 at the reasonable assurance level. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (b)    Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our CEO and CFO, and effected by our general partner's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, as stated in their attestation report appearing on page 112.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Managing General Partner
And the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited Rhino Resource Partners LP and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rhino Resource Partners LP and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Rhino Resource Partners LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, partners' capital and cash flows for each of the two years in the period ended December 31, 2014 and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky
March 11, 2015

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

        Our general partner has seven directors, three of whom, Messrs. Plaumann, Lambert and Tompkins are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a publicly traded limited partnership, like us, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of its members are required to be independent as defined by the NYSE and the Exchange Act.

        When evaluating a candidate's suitability for a position on the board, Wexford assesses whether such candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

Executive Officers and Directors

        The following table shows information for the executive officers and directors of our general partner as of December 31, 2014:

Name	Age (as of 12/31/2014)	Position With Our General Partner
Mark D. Zand*	61	Chairman of the Board of Directors
Joseph E. Funk	54	President and Chief Executive Officer
Richard A. Boone	60	Executive Vice President and Chief Financial Officer
Reford C. Hunt	41	Senior Vice President of Business Development
Whitney C. Kegley	39	Vice President, Secretary and General Counsel
Brian T. Aug	43	Vice President of Sales
Arthur H. Amron*	58	Director
Kenneth A. Rubin*	60	Director
Joseph M. Jacobs*	61	Director
Mark L. Plaumann**	59	Director
Douglas Lambert**	57	Director
James F. Tompkins**	66	Director

*
Principal of Wexford Capital.

**
Independent director.

        Mark D. Zand.    Mr. Zand has served as the Chairman of our general partner's board of directors since November 2014 and from October 2013 to November 2014, Mr. Zand served as a director of our general partner's board of directors. From January 2010 to October 2013, Mr. Zand served as the Chairman of our general partner's board of directors and Mr. Zand has served as a member of our general partner's compensation committee since January 2010. He is a partner of Wexford Capital. Mr. Zand joined Wexford Capital in 1996 and became a partner in 2001. He is involved in fixed income and distressed securities research and trading, and in public and private equity investing. Mr. Zand has been actively involved with Wexford Capital's coal investments since its inception. Mr. Zand was selected to serve as a director due to his in-depth knowledge of our business, including our strategies, operations, finances and markets, as well as his significant knowledge of the coal industry. Since our inception, Mr. Zand has been an integral part of our growth and expansion and we believe he will continue to provide valuable guidance to the board of directors of our general partner. In addition, he has served on the boards and creditors' committees of a number of private companies.

        Joseph E. Funk.    Mr. Funk has served as President and Chief Executive Officer of our general partner since November 2014. From July 2011 to November 2014, Mr. Funk served as the President of our Elk Horn coal leasing operation, which was acquired in July 2011. Prior to our acquisition of Elk Horn, Mr. Funk served as Executive Vice President of The Elk Horn Coal Company since joining that organization in 2010. From 2007 to 2010, Mr. Funk served as Chief Financial Officer at BD Acquisition LLC, a coal mining company with operations in eastern Kentucky, which emerged from its predecessor, Black Diamond Mining Company, where Mr. Funk served as a senior financial executive. Mr. Funk is a Certified Public Accountant and has approximately 30 years of experience in the coal industry.

        Richard A. Boone.    Mr. Boone has served as Executive Vice President and Chief Financial Officer of our general partner since June 2014. Prior to June 2014, Mr. Boone served as Senior Vice President and Chief Financial Officer of our general partner since May 2010, and as Senior Vice President and Chief Financial Officer of Rhino Energy LLC since February 2005. Prior to joining Rhino Energy LLC, he served as Vice President and Corporate Controller of PinnOak Resources, LLC, a coal producer serving the steel making industry, since 2003. Prior to joining PinnOak Resources, LLC, he served as Vice President, Treasurer and Corporate Controller of Horizon Natural Resources Company, a producer of steam and metallurgical coal, since 1998. In total, Mr. Boone has approximately 34 years of experience in the coal industry.

        Reford C. Hunt.    Mr. Hunt has served as our general partner's Senior Vice President of Business Development since August 2014. From May 2010 to August 2014, Mr. Hunt served as our general partner's Vice President of Technical Services. Since April 2005, Mr. Hunt has served in various capacities with Rhino Energy LLC and its subsidiaries, including as Chief Engineer and Director of Operations. Mr. Hunt currently serves as Vice President of Technical Services of Rhino Energy LLC, a position he has held since August 2008, as Vice President of Rhino Energy WV LLC and McClane Canyon Mining LLC since September 2009 and as Vice President of Castle Valley Mining LLC since August 2010. Prior to joining Rhino Energy LLC, Mr. Hunt was employed by Sidney Coal Company, a subsidiary of Massey Energy Company, from 1997 to 2005. During his time at Sidney Coal Company as a Mining Engineer, he oversaw planning, engineering, and construction for various mining and preparation operations. In total, Mr. Hunt has approximately 18 years of experience in the coal industry.

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

        Brian T. Aug.    Mr. Aug has served as our general partner's Vice President of Sales since August 2013. From April 2011 to August 2013, Mr. Aug served as Director of Sales and Marketing for Rhino Energy LLC. Prior to joining Rhino Energy LLC, he was Vice President of Marketing and Trading Analysis for Greenstar Global Energy, a US based corporation focused on the selling of US coals into India. From 1994 until 2010 he worked for Duke Energy Ohio, a Midwest utility with coal and natural gas power generation. The last 10 years of his career at Duke Energy Ohio was spent as Director of Fuels.

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

        Kenneth A. Rubin.    Mr. Rubin has served as a director of our general partner since January 2010 and has served as a member of our general partner's compensation committee since July 2014. He joined Wexford Capital in 1996 and became a partner in 2001 and serves as the portfolio manager of the Wexford Global Strategies Fund. Mr. Rubin focuses on investment grade and government fixed income investments. Mr. Rubin was selected to serve as a director due to his long-term experience in the capital and investment markets. Mr. Rubin brings to the board of directors of our general partner an understanding of our business, history and organization. Mr. Rubin has been on the boards of public and private companies.

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

Director Independence

        The board of directors of our general partners has determined that each of Messrs. Plaumann, Lambert and Tompkins are independent as defined under the independence standards established by the NYSE and the Exchange Act. Because we are a limited partnership, we are exempt under the rules of the NYSE from the requirement to have a majority of independent directors, as well as a compensation and nominating or corporate governance committee. In evaluating director independence with respect to Mr. Plaumann and Mr. Lambert, the board of directors of our general partner considered the various relationships each of them has with Wexford Capital and its affiliates. Certain affiliated investment funds of Wexford Capital were the majority owners of ICx Technologies, Inc. until October 2010. As described above, Mr. Plaumann served as an independent director and audit committee chairman of ICx Technologies, Inc. until October 2010. In addition, as described below, both Mr. Plaumann and Mr. Lambert were former employees of Wexford Capital and continue to hold small interests in Wexford Capital private equity funds in connection with investments that were made at the time each of them was employed by Wexford Capital. Certain of these funds hold an interest in Rhino

Energy Holdings LLC, which as of March 6, 2015, beneficially owns an aggregate 50% of our outstanding units. Mr. Plaumann's and Mr. Lambert's indirect beneficial interest in Rhino Energy Holdings LLC through these funds is immaterial. The board of directors of our general partner considered these relationships in light of the attributes it believes need to be possessed by independent-minded directors, including personal financial substance and a lack of economic dependence on us. The board of directors of our general partner concluded that each of Mr. Plaumann's and Mr. Lambert's relationships, rather than interfering with their ability to be independent from management, are consistent with the business and financial substance that make them qualified, independent directors.

Meetings; Committees of the Board of Directors

        The board of directors of our general partner held quarterly meetings during the year ended December 31, 2014. All of the directors attended each meeting. The board of directors of our general partner has an audit committee, a conflicts committee and, although not required by the NYSE, a compensation committee.

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

  Compensation Committee

        The compensation committee of our general partner consists of Messrs. Zand and Rubin, and operates pursuant to a written charter. This committee establishes salaries, incentives and other forms of compensation for officers and other employees. The compensation committee also administers our incentive compensation and benefit plans. Because we are exempt under the rules of the NYSE from the requirement to have a compensation committee, our compensation committee is not required to consist of independent directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2014, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report.

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

        In 2014, the named executive officers of our general partner were:

  •
  Joseph E. Funk—President and Chief Executive Officer, former President of Elk Horn;

  •
  Christopher I Walton—Former President and Chief Executive Officer;

  •
  Richard A. Boone—Executive Vice President and Chief Financial Officer;

  •
  Reford C. Hunt—Senior Vice President of Business Development;

  •
  Whitney C. Kegley—Vice President, Secretary and General Counsel; and

  •
  Brian T. Aug—Vice President of Sales.

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

Compensation Setting Process

        Our general partner's compensation committee seeks to provide a total compensation package designed to drive performance and reward contributions in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies that we require. In the future, the compensation committee may examine the compensation practices of our peer companies and may also review compensation data from the coal industry generally to the extent the competition for executive talent is broader than a group of selected peer companies. To date, the compensation committee has not made any decisions regarding possible benchmarking. In addition, the compensation committee may review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the named executive officers. We anticipate that our general partner's compensation committee may consider relevant surveys in determining appropriate pay levels in the future. We expect that our general partner's President and Chief Executive Officer, Mr. Funk, will provide periodic recommendations to the compensation committee regarding the compensation of the other named executive officers. The compensation committee reviews the compensation structure for the named executive officers of our general partner on an annual basis. During 2014, the compensation committee modified the compensation for certain of our named executive officers, as described under "—Elements of Compensation—Employment Agreements" below.

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

        The compensation committee seeks to balance awards based on short-term annual results with awards intended to compensate our executives based on our long-term viability and success. Consequently, we made long-term equity-based awards to each of our named executive officers in connection with the completion of the IPO and intend to grant additional awards of phantom units from time to time, as determined in the discretion of the compensation committee. In the first quarter of 2014 and during the first quarter of 2015, we granted additional phantom unit awards to Messrs. Funk, Boone, Aug, and Hunt and Ms. Kegley to provide long-term incentives to further align the interests of these named executive officers with those of our unitholders. Our general partner believes that awards under its long-term incentive plan (the "LTIP") further incentivize the named executive officers to perform their duties in a way that will enhance our long-term success.

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

        Effective June 1, 2014, we entered into an amended and restated employment agreement with Mr. Boone, which is substantially similar to his prior agreement. The amendment and restatement of Mr. Boone's employment agreement extends his employment term to May 31, 2016 and increases his annual performance-based discretionary bonus to up to 100% of his base salary, but otherwise does not materially alter the terms of his prior agreement.

        Effective August 31, 2014, we entered into an amended and restated employment agreement with Mr. Hunt, which is substantially similar to his prior agreement. The amendment and restatement of Mr. Hunt's employment agreement extends his employment term to August 31, 2017, increases his annual base salary to $265,000 per year and changes his title to Senior Vice President of Business Development, but otherwise does not materially alter the terms of his prior agreement.

        Effective November 2014, we entered into an employment agreement with Mr. Funk in connection with his appointment as President and Chief Executive Officer. Mr. Funk's employment agreement provides for an employment term that ends on December 31, 2017 (unless earlier terminated as provided in the agreement or by the mutual agreement of the parties) and an annual base salary of $365,000 per year. Mr. Funk's employment agreement also entitles him to receive an annual bonus calculated as 1% of our annual "EBITDA" (as defined in Mr. Funk's employment agreement). For 2014, Mr. Funk earned an annual bonus that consists of (i) for January 1, 2014 through November 13, 2014, an amount equal to the bonus paid to Mr. Funk for 2013 pro-rated for such period and (ii) for November 14, 2014 through December 31, 2014, an amount equal to 1% of our estimated EBITDA for 2014 pro-rated for such period. Under the employment agreement, we will also provide Mr. Funk with use of an automobile suitable for his duties and responsibilities.

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

        Base Salary.    The named executive officers' base salaries are established based on various factors, including the amounts we considered necessary to attract and retain the highest quality executives, the responsibilities of the named executive officers and the historic compensation of our executives. Our compensation committee reviews the base salaries of our named executive officers on an annual basis and may adjust base salaries consistent with the employment agreements. As part of its review, the compensation committee may review the compensation of executives in similar positions with similar responsibility in any peer companies identified by the compensation committee or in companies in the coal industry with which we generally compete for executives. While our compensation committee will consider all of the foregoing factors in determining the appropriate amount of base salary for each named executive officer, ultimately the minimum base salary for each individual officer was established through negotiations with the individual. In accordance with their employment agreements, Messrs. Funk, Boone and Hunt had their annual base salaries set at $365,000, $315,000 and $265,000, respectively, during 2014 as described above under "—Employment Agreements". Ms. Kegley's and Mr. Aug's annual base salaries remained at $190,000 and $200,000, respectively, for 2014 and did not change. Mr. Walton's annual base salary for 2014 was $440,000 through the date of his termination of employment.

        Bonus Awards.    We generally provide discretionary annual bonuses to each of our named executive officers. We review annual cash bonus awards for the named executive officers and other executives annually to determine award payments for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year. Approximately one-half of each named executive officer's bonus for 2014 was determined based upon achievement of certain entity-wide safety measures and coal production goals. The other one-half of each named executive officer's annual bonus amount was purely discretionary based upon a review of the named executive officer's individual performance. The total amount of the annual 2014 bonuses was reviewed and approved by the compensation committee.

        Consistent with our historical practice, we have retained a maximum bonus threshold of 40% for most of our named executive officers. Our employment agreements with each of the named executive officers, except Mr. Funk, provide that the annual bonus actually awarded to a named executive officer for a given fiscal year may be up to 40% of his annual base salary (up to 100% of annual base salary in the case of Mr. Boone). Prior to his termination of employment, Mr. Walton's employment agreement provided that his annual bonus could have been up to 150% of his annual base salary. In order to incentivize Mr. Funk to improve our performance, we have structured his potential bonus to be calculated as 1% of our annual EBITDA.

        The following table sets forth the annual rate of base salary payable for fiscal 2014 and potential bonus amounts for the named executive officers pursuant to their employment agreements:

Name and Principal Position	Base Salary	Bonus(1)
Joseph E. Funk President and Chief Executive Officer	$365,000	1% of annual EBITDA
Christopher I. Walton Former President and Chief Executive Officer	$440,000	0% to 150% of base salary
Richard A. Boone Executive Vice President and Chief Financial Officer	$315,000	0% to 100% of base salary
Reford C. Hunt Vice President of Business Development	$265,000	0% to 40% of base salary
Whitney C. Kegley Vice President, Secretary and General Counsel	$190,000	0% to 40% of base salary
Brian T. Aug Vice President of Sales	$200,000	0% to 40% of base salary

(1)
Mr. Funk's bonus is based upon 1% of our annual EBITDA.

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

Departure of Mr. Walton

        On November 14, 2014, Mr. Walton ceased providing services to us. Upon his departure, the compensation provided to Mr. Walton included his accrued base salary and vacation earned through the date of his departure. We did not enter into any consulting or severance agreements with Mr. Walton upon his departure.

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

        In each of the first quarters from 2012 through 2015, the compensation committee approved discretionary grants of phantom unit awards under the LTIP to certain named executive officers. These discretionary awards of phantom units were based upon a maximum value of one-half of the executive's annual pre-tax cash bonus award and the phantom units vest in equal one-third installments over a

36-month period from the respective grant date, subject to earlier vesting upon a change of control or the executive's termination due to death or disability. Please read "—Potential Payments Upon Termination or Change in Control—LTIP Phantom Unit Awards." Distributions of dividend equivalent rights, or DERs, credited with respect to unvested phantom units are paid upon vesting of the associated phantom units (and are forfeited at the same time the associated phantom units are forfeited). These discretionary annual awards provide a long-term incentive to our executives to further align the interests of the named executive officers with those of our unitholders.

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

401(k) Plan

        Rhino Energy LLC and certain of its subsidiaries are participating employers in the Rhino Energy LLC 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is used to assist their eligible employees in saving for retirement on a tax-deferred basis. The 401(k) Plan permits all eligible employees, including the named executive officers, to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The companies make safe harbor matching contributions to the 401(k) Plan for those eligible employees who meet certain conditions and subject to certain limitations under federal law. Under the 401(k) Plan, eligible employees receive matching contributions equal to 100% of their pre-tax contributions not exceeding 3% of their eligible compensation, plus 50% of their pre-tax contributions in excess of 3% but not in excess of 5% of their eligible compensation. In addition, discretionary employer non-elective contributions may be made under the 401(k) Plan. Employee and employer contributions are subject to annual dollar limitations, which are periodically adjusted for changes in the cost of living. The 401(k) Plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on such contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Other Benefits

        The employment agreements for each of the named executive officers provide, in general, that the named executive officer is eligible to participate in our employee benefit plans provided to salaried employees generally. Additional benefits and perquisites for the named executive officers may include payment of premiums for supplemental life insurance, long-term disability insurance and automobile fringe benefits. In 2014, the only perquisite provided to the named executive officers was the use of a company owned automobile.

Tax Deductibility of Compensation

        With respect to the deduction limitations under Section 162(m) of the Internal Revenue Code, we are a limited partnership and do not meet the definition of a "corporation" under Section 162(m). Hence, we are not subject to the deduction limitations imposed by Section 162(m).

Compensation Committee Report

        The compensation committee of our general partner has reviewed and discussed this Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the board of directors of our general partner that this Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended December 31, 2014.

        Members of the compensation committee:

    Ken Rubin
    Mark Zand

Summary Compensation Table

        The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Joseph E. Funk	2014	228,829	100,000	24,994	11,272	365,095
President and Chief Executive Officer	2013	213,473	51,000	28,999	9,599	303,071
	2012	190,241	48,700	60,007	9,000	307,948
Christopher I. Walton	2014	418,001	—	124,997	12,984	555,982
Former President and Chief Executive	2013	332,597	150,000	40,000	10,842	533,439
Officer(4)	2012	255,578	63,500	21,994	11,942	353,014
Richard A. Boone	2014	315,000	25,000	45,002	12,169	397,171
Executive Vice President and Chief	2013	306,232	90,000	57,998	12,509	466,739
Financial Officer	2012	286,308	117,100	55,998	12,356	471,762
Reford C. Hunt	2014	251,154	19,000	17,006	14,220	301,380
Senior Vice President of Business	2013	238,078	35,000	28,002	13,992	315,072
Development	2012	228,076	51,600	26,003	13,119	318,798
Whitney C. Kegley	2014	190,000	17,000	19,996	8,880	235,876
Vice President, Secretary and General	2013	190,000	32,000	29,997	10,200	262,197
Counsel	2012	84,039	17,800	—	840	102,679
Brian T. Aug	2014	200,000	15,000	11,003	11,522	237,525
Vice President of Sales	2013	167,107	37,493	—	7,265	211,865
	2012	—	—	—	—	—

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

(3)
Amounts reflect, as applicable with respect to the named executive officers and as provided in the supplemental table below, the use of a company provided automobile and employer contributions to the 401(k) Plan. The value of automobile use is calculated as the monthly lease payment paid by us on behalf of the executive multiplied by the monthly percentage of personal use of the automobile by the executive.

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan
Joseph E. Funk	$872	$10,400
Christopher I. Walton	2,584	10,400
Richard A. Boone	1,769	10,400
Reford C. Hunt	3,820	10,400
Whitney C. Kegley	—	8,880
Brian T. Aug	2,642	8,880
(4)
Mr. Walton remained employed by us, and served as our President and Chief Executive Officer, until November 14, 2014. Amounts shown in the table above for Mr. Walton for 2014 reflect the time period beginning January 1, 2014 and ending November 14, 2014.

Grants of Plan-Based Awards

        Certain named executive officers received discretionary annual awards of phantom units that were granted on March 1, 2014. The dollar amounts of the awards granted were calculated based upon a percentage of the annual pre-tax cash bonus awards the employees received in connection with their fiscal year 2013 performance. The following table sets forth information concerning equity awards for the named executive officers that were granted during the year ended December 31, 2014.

Name	Number of Units Granted (#)	Value of Units Granted ($)(1)
Joseph E. Funk	1,990	$24,994
Christopher I. Walton	9,952	124,997
Richard A. Boone	3,583	45,002
Reford C. Hunt	1,354	17,006
Whitney C. Kegley	1,592	19,996
Brian T. Aug	876	11,003

(1)
The amounts reported reflect the aggregate grant date fair value of phantom unit awards granted under the LTIP, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

        During 2014, we had employment agreements in effect with each of the named executive officers. The employment agreements with each named executive officer set forth the annual base salary payable to each named executive officer. We entered into an amended and restated employment agreement with Mr. Boone, effective June 1, 2014, and Mr. Hunt, effective September 30, 2014. The amended and restated employment agreements are substantially similar to the agreements previously in effect, except as previously described in the section of our Compensation Discussion and Analysis titled "—Elements of Compensation—Employment Agreements." The amended and restated employment agreement with Mr. Hunt provides for an automatic annual base salary increase of $10,000 every September 1 during the employment term beginning on September 1, 2015. The employment agreements with

Messrs. Boone and Aug and Ms. Kegley provide that their annual base salary shall be reviewed annually for potential increases. Per Mr. Funk's employment agreement, his annual base salary does not change for the duration of his employment agreement.

        Except for Mr. Funk, the named executive officers were each entitled under their respective employment agreements to receive an annual discretionary bonus of up to 40% of their annual base salary (100% of base salary in the case of Mr. Boone) in 2014. Mr. Funk's employment agreement entitles him to receive an annual bonus calculated as 1% of our annual EBITDA, as defined in his employment agreement. For 2014, Mr. Funk will receive an annual bonus consisting of (i) for January 1, 2014 through November 13, 2014, an amount equal to the bonus paid to Mr. Funk for 2013 pro-rated for such period and (ii) for November 14, 2014 through December 31, 2014, an amount equal to 1% of our estimated EBITDA pro-rated for such period. Prior to his termination of employment, Mr. Walton was entitled to an annual bonus of up to 150% of his annual base salary in 2014.

        The named executive officers are also entitled to participate in our employee benefit programs, to the extent eligible. Pursuant to their respective employment agreements, we provide Messrs. Funk, Boone, Hunt and Aug with automobiles suitable for their duties and responsibilities to us.

        The severance and change in control benefits provided by the employment agreements with the named executive officers are described below in the section titled "—Potential Payments Upon Termination or Change in Control—Employment Agreements."

Phantom Unit Awards

        Certain named executives received discretionary awards of phantom units in 2014, 2013 and 2012 in respect of fiscal 2013, 2012 and 2011 performance, respectively. These phantom unit awards vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant, so that the phantom units will be 100% vested in early 2017, 2016 and 2015, respectively), provided the named executive officer remains an employee continuously from the date of grant through the applicable vesting date. The phantom units will become fully vested upon a change in control or if the named executive officer's employment is terminated due to disability or death. In addition, if the named executive officer's employment is terminated by us without cause or by the executive for good reason, the vesting of those phantom units scheduled to vest in the 12 month period following such termination will be accelerated to the officer's termination date. While a named executive officer holds unvested phantom units, he is entitled to receive DER credits that will be paid in cash upon vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited).

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2014.

	Unit Awards
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
Joseph E. Funk	4,453	$10,019
Christopher I. Walton	—	—
Richard A. Boone	7,350	16,538
Reford C. Hunt	3,155	7,099
Whitney C. Kegley	3,015	6,784
Brian T. Aug	876	1,971

(1)
The vesting schedule applicable to these outstanding phantom units is described above under "Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table." Approximately one-third of the phantom units granted in 2014 vested on March 1, 2015 and the remaining units vest in substantially equal installments on March 1, 2016 and March 1, 2017, provided that the named executive officer remains continuously employed through each such date. Approximately one-third of the phantom units granted in 2013 vested on March 1, 2014 and another one-third vested on March 1, 2015. The remaining units vest on March 1, 2016, provided that the named executive officer remains continuously employed through such date. Approximately one-third of the phantom units granted in 2012 vested on March 1, 2013, another one-third vested on March 1, 2014 and the remaining units vested on March 1, 2015.

(2)
This column represents the closing price of our common units on December 31, 2014 (the last trading day in 2014), which is $2.25, multiplied by the number of phantom units outstanding.

Option Exercises and Units Vested

        The following table sets forth information concerning equity awards for the named executive officers that vested during the year ended December 31, 2014.

	Unit Awards
Name	Number of Units Acquired Upon Vesting (#)	Value of Units Realized Upon Vesting ($)(1)
Joseph E. Funk	1,776	$22,307
Christopher I. Walton	1,348	$16,931
Richard A. Boone	2,391	$30,031
Reford C. Hunt	1,135	$14,256
Whitney C. Kegley	712	$8,943
Brian T. Aug	—	$—

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

Employment Agreements

        Under the employment agreements with Messrs. Funk, Boone, Hunt and Aug and the employment agreement with Ms. Kegley, if the employment of the executive is terminated by us for "cause," by the executive voluntarily without "good reason," (or, with respect to Mr. Aug and Ms. Kegley, voluntarily for any reason or no reason whatsoever) or due to the executive's "disability," then the executive, as applicable, will be entitled to receive his earned but unpaid base salary, payment with respect to accrued but unpaid vacation days, all benefits accrued and vested under any of our benefit plans, and reimbursement for any properly incurred business expenses (collectively, the "accrued obligations"). In addition to the foregoing, in the event the employment of Mr. Funk or Mr. Boone is terminated by us without "cause" or by the executive for "good reason," the executive shall receive a lump sum cash payment equal to twelve months' worth of his base salary (six months in the case of Mr. Funk), in each case, subject to the executive's timely execution and delivery (and nonrevocation) of a release agreement for our benefit. Mr. Funk is also entitled to continue family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of twelve months or the date he becomes covered under a new employer's plan. In the event of the death of Mr. Funk or Mr. Boone, their estate will be entitled to receive the accrued obligations and a pro-rated annual discretionary bonus.

        Under Mr. Funk's employment agreement, we have the right to reassign Mr. Funk to his prior position as President of Elk Horn, with compensation equal to the compensation that was payable prior to Mr. Funk's appointment as President and CEO of Rhino GP. In addition, upon providing us 90 days written notice, Mr. Funk has the right under his employment agreement to return to his prior position as President of Elk Horn, with compensation equal to the compensation that was payable prior to Mr. Funk's appointment as President and CEO of Rhino GP. Mr. Funk also has the right to terminate the employment agreement if substantially all of Rhino GP's assets or 50% of its voting membership units are sold to one or more entities that are not subsidiaries or affiliates of Rhino GP, Wexford Capital LP or any investment fund managed by Wexford Capital LP. In such event, such a termination is defined in Mr. Funk's agreement as termination for "good reason" and Mr. Funk would be entitled to receive a lump sum cash payment equal to six months' worth of his base salary and payment for outstanding earned vacation. In such event, Mr. Funk would also be subject to the non-compete provisions described below.

        Messrs. Funk and Boone are subject to certain confidentiality, non-compete and non-solicitation provisions contained in their respective employment agreements. The confidentiality covenants are perpetual, while the non-compete and non-solicitation covenants apply during the term of the employment agreement and for one year following the executive's termination for any reason (six months following the executive's termination for any reason in the case of the non-compete and non-solicitation covenant for Mr. Funk).

        For purposes of the employment agreement with Mr. Funk, the terms listed below have been defined as follows:

  •
  "cause" means (a) the commission of an act of dishonesty or fraud against us, (b) a breach of his obligations under the employment agreement and failure to cure such breach within ten business days after written notice thereof from us, (c) being convicted of or pleading guilty or nolo contendere to any felony or to any misdemeanor involving financial dishonesty or any other crime that would indicate that executive is not capable of successfully performing his obligations under the agreement or (d) failing or neglecting to diligently perform his duties as reasonably determined by us.

        For purposes of the employment agreement with Mr. Boone, the terms listed below have been defined as follows:

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

        Under the employment agreements with Messrs. Hunt and Aug and Ms. Kegley, if their employment is terminated by us without "cause" (or if Mr. Hunt resigns for "good reason", which such term has the same meaning as described above with respect to the employment agreement with Mr. Boone), Mr. Hunt is entitled to receive a lump sum payment equal to twelve months' worth of his base salary and continued family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of twelve months or the date he becomes covered under a new employer's plan while Mr. Aug and Ms. Kegley are entitled to receive a lump sum payment equal to six months' worth of their base salary and continued family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of six months or the date they become covered under a new employer's plan. Messrs. Hunt and Aug and Ms. Kegley are subject to certain confidentiality, non-compete and non-solicitation provisions contained in their employment agreements. The confidentiality covenants are perpetual, while the non-compete covenants apply during the terms of the employment agreements and for one year following termination of employment (except that the non-compete covenant applies for only six months following Mr. Aug's and Ms. Kegley's termination by us with or without "cause"). The non-solicitation period runs until the end of the six month period following the end of the applicable non-compete period. In the event of the death of Mr. Hunt, his estate will be entitled to receive the accrued obligations and a pro-rated annual discretionary bonus.

        For purposes of the agreements with Messrs. Hunt and Aug and Ms. Kegley, "cause" means (a) the commission by executive of an act of dishonesty or fraud against us, (b) a breach of the executive's obligations under the employment agreement and failure to cure such breach within five days (ten days for Mr. Hunt) after written notice from us, (c) executive is indicted for or convicted of a crime involving moral turpitude or (d) executive materially fails or neglects to diligently perform his duties and "disability".

LTIP Phantom Unit Awards

        Messrs. Funk, Boone, Hunt and Aug and Ms. Kegley hold outstanding awards of phantom units under the LTIP as previously described in the section above titled "—Compensation Discussion and Analysis—Long-Term Incentive Compensation." The vesting of the phantom units will accelerate in full upon a "change of control" or the named executive officer's termination due to death or "disability." In addition, upon a termination of the executive by us without cause or by the executive for a good reason, the vesting of those phantom units scheduled to vest in the 12-month period following such termination will be accelerated to such termination date. For this purpose, "good reason" has the meaning set forth above and "cause" has the meaning set forth in the respective employment agreement of the named executive officer, except that with respect to Messrs. Hunt and Aug and Ms. Kegley, "cause" has the meaning set forth in the employment agreement of Mr. Boone. A "change of control" will be deemed to have occurred if: (i) any person or group, other than Wexford Capital, our general partner or an affiliate of either, becomes the owner of more than 50% of the voting power of the voting securities of either us or our general partner; or (ii) upon the sale or other disposition by either us or our general partner of all or substantially all of its assets, whether in a single or series of related transactions, to one or more parties (other than Wexford Capital, our general partner or an affiliate of either). A "disability" is any illness or injury for which the named executive officer will be entitled to benefits under the long-term disability plan of our general partner.

        Per Mr. Funk's employment agreement, we will use reasonable efforts to accelerate the vesting of the 4,453 unvested phantom units outstanding as of December 31, 2014 that were previously granted to Mr. Funk, plus we will use reasonable efforts to accelerate the vesting of any phantom units awarded during the first quarter of 2015 as part of his 2014 bonus.

Departure of Mr. Walton

        As described above under "Compensation Discussion and Analysis—Departure of Mr. Walton", Mr. Walton ceased providing services to us on November 14, 2014. Under his employment agreement, Mr. Walton was entitled to receive his accrued base salary and vacation earned through the date of his departure.

Quantification of Payments

        The table below discloses the amount of compensation and/or benefits due to Messrs. Funk, Boone, Hunt and Aug and Ms. Kegley in the event of their termination of employment under certain specified circumstances and/or upon the occurrence of a change in control. The amounts disclosed assume (i) such termination or change in control was effective on December 31, 2014, taking into account the arrangements described above and the salary and bonus rates in effect for the named executive officers for fiscal 2014, and (ii) that the price per common unit was $2.25, which was the closing price of our common units on December 31, 2014 (the last trading day in 2014). The table excludes amounts accrued through fiscal 2014 year-end that would be paid in the normal course of continued employment, such as accrued but unpaid salary, and benefits generally available to all our salaried employees. The amounts below constitute estimates of the amounts that would be paid to the named executive officers upon their respective terminations and/or upon a change in control under such arrangements. The actual amounts to be paid out are dependent on various factors, which may or may not exist at the time a named executive officer is actually terminated or a change in control actually occurs. Therefore, such amounts should be considered "forward-looking statements".

Name	Change in Control		Termination without Cause	Disability or Death	Resignation with Good Reason
Joseph E. Funk
Cash Payment	$182,500	(1)	$182,500	$157,408	$365,000
Accelerated Equity Vesting(2)	$10,019		$10,019	$10,019	$10,019

Total	$192,519		$192,519	$167,427	$375,019
Richard Boone
Cash Payment	$—		$315,000	$315,000	$315,000
Accelerated Equity Vesting(2)	$16,538		$8,066	$16,538	$8,066

Total	$16,538		$323,066	$331,538	$323,066
Reford Hunt
Cash Payment	$—		$265,000	$106,000	$265,000
Accelerated Equity Vesting(2)	$7,099		$3,569	$7,099	$3,569

Total	$7,099		$268,569	$113,099	$268,569
Whitney Kegley
Cash Payment	$—		$95,000	$—	$—
Accelerated Equity Vesting(2)	$6,784		$2,797	$6,784	$2,797

Total	$6,784		$97,797	$6,784	$2,797
Brian T. Aug
Cash Payment	$—		$100,000	$—	$—
Accelerated Equity Vesting(2)	$1,971		$657	$1,971	$657

Total	$1,971		$100,657	$1,971	$657

(1)
Assumes that substantially all of Rhino GP's assets or 50% of its voting membership units are sold to one or more entities that are not subsidiaries or affiliates of Rhino GP, Wexford Capital LP or any investment fund managed by Wexford Capital and Mr. Funk terminates his employment, which such sale would constitute "good reason" under Mr. Funk's employment agreement, as described in more detail above under "Potential Payments Upon Termination or Change in Control—Employment Agreements."

(2)
The accelerated vesting of phantom units is based upon the closing price of our common units on December 31, 2014 (the last trading day in 2014), which is $2.25, multiplied by the number of phantom units that would vest upon the occurrence of the event indicated.

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

        The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)	Total ($)
Mark D. Zand(3)	$30,000	$25,002	$—	$55,002
Arthur H. Amron(3)	$20,000	$25,002	$—	$45,002
Joseph M. Jacobs(3)	$20,000	$25,002	$—	$45,002
Douglas Lambert(4)	$40,000	$25,002	$—	$65,002
Mark L. Plaumann(4)	$50,000	$25,002	$—	$75,002
Kenneth A. Rubin(3)	$21,250	$25,002	$—	$46,252
James F. Tompkins	$40,000	$25,002	$—	$65,002

(1)
Includes annual base director fee, committee membership fees, and committee chair fees for each non-employee director as more fully explained in the preceding paragraphs.

(2)
The amounts reported in the "Unit Awards" column reflect the aggregate grant date fair value of the awards granted under the LTIP in fiscal 2014, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for fiscal 2014 for additional detail regarding assumptions underlying the value of these equity awards. As of December 31, 2014, each director held 1,570 outstanding restricted units.

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

(4)
Messrs. Lambert and Plaumann have agreed or are obligated to transfer all or a portion of the compensation payable to them for their service on the board of directors of our general partner. Accordingly, as directed by Messrs. Lambert and Plaumann, the restricted units granted in respect of their service in fiscal 2014 were issued to entities in which they hold equity interests rather than to Messrs. Lambert and Plaumann individually.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

        The following table sets forth the beneficial ownership of common units and subordinated units as of March 6, 2015 of Rhino Resource Partners LP for:

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Rhino Energy Holdings LLC(1)(3)(4)	6,010,265	36.0%	8,597,487	69.4%	50.2%
Charles E. Davidson(1)(2)(3)(4)(5)	7,133,904	42.7%	10,151,520	81.9%	59.4%
Joseph M. Jacobs(1)(2)(3)(4)	6,788,126	40.7%	9,656,894	77.9%	56.5%
Wexford Capital LP(1)(2)(3)(4)	6,647,160	39.8%	9,455,252	76.3%	55.3%
Wexford GP LLC(1)(2)(3)(4)	6,647,160	39.8%	9,455,252	76.3%	55.3%
Mark D. Zand	14,493	*	20,729	*	*
Joseph E. Funk	1,849	*	—	—	*
Richard A. Boone	15,564	*	—	—	*
Reford C. Hunt	—	—	—	—	—
Whitney C. Kegley	451	*	—	—	*
Brian T. Aug	—	—	—	—	—
Arthur H. Amron	12,199	*	17,447	*	*
Kenneth A. Rubin	8,914	*	12,754	*	*
Mark L. Plaumann(6)	8,552	*	682	*	*
Douglas Lambert(6)	8,075	*	—	—	*
James F. Tompkins(6)	9,075	*	—	—	*
All executive officers and directors as a group (12 persons)	6,867,298	41.1%	9,708,506	78.3%	57.0%

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

(3)
The compensation we pay our non-executive directors includes an annual grant of common units having a grant date value of approximately $25,000, which are subject to the terms and conditions set forth in our LTIP. See "Item 11. Executive Compensation—Director Compensation." The annual grant on October 3, 2014 included a total of 8,376 common units granted to four Wexford Capital affiliated directors of our general partner on behalf of Wexford Capital. These units vest as follows: 2,096 units vested on the grant date, 2,092 units vested on January 1, 2015, 2,092 units will vest on April 1, 2015 and 2,096 units will vest on July 1, 2015. The units are reflected in the table above as beneficially owned by Wexford Capital, Wexford GP, as general partner of Wexford Capital, and Messrs. Davidson and Jacobs, as the controlling persons of Wexford GP. Wexford Capital, Wexford GP and Messrs. Davidson and Jacobs each disclaim beneficial ownership of these units to the extent such beneficial ownership exceeds their respective pecuniary interests.

(4)
The address for this person or entity is 411 West Putnam Avenue, Greenwich, Connecticut 06830.

(5)
Includes 486,744 common and 696,268 subordinated units held by CD Holding Company, LLC, for which Mr. Davidson is the sole managing member, and the common and subordinated units owned of record by Mr. Davidson's Roth IRA.

(6)
Each of these three non-executive directors received an annual grant of 2,094 units on October 3, 2014 pursuant to the LTIP. These units vest as follows: 25% of the units vested upon the grant, 25% vested on January 1, 2015, and the remaining 50% vest ratably on April 1, 2015 and July 1, 2015.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2014	Weighted-average exercise price of outstanding options, warrants and rights		Number of units remaining available for future issuance under equity compensation plans as of December 31, 2014 (excluding units reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans not approved by unitholders(1):
Long-Term Incentive Plan	40,248	n/a	(2)	2,263,284

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        As of March 6, 2015, Wexford owned 7,310,476 common units and 10,404,092 subordinated units representing approximately 60.9% of our units, owns and controls our general partner, and has appointed all of the directors of our general partner, which maintains its 2.0% general partner interest as well as the incentive distribution rights representing a limited partner interest in us.

        Principals of Wexford Capital, including Mark D. Zand, Joseph M. Jacobs, Arthur H. Amron and Kenneth A. Rubin, own membership interests in our general partner.

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

        During 2014, Wexford received distributions of approximately $0.8 million on the 2.0% general partner interest and approximately $10.1 million on its common units. No distributions were paid on subordinated units during 2014.

        On February 13, 2015, Wexford received a distribution for the fourth quarter of 2014 of approximately $30,000 on the 2.0% general partner interest and approximately $366,000 on its common units. No distribution was paid on the subordinated units.

        From time to time, employees from Wexford perform legal, consulting, and advisory services for us and we incur expenses related to these services. Please see Note 19 of our consolidated financial statements included elsewhere in this annual report for the amounts paid to Wexford for these services during the years ended December 31, 2014, 2013 and 2012.

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

Transactions with Affiliates

  Sturgeon Acquisitions LLC

        In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC ("Sturgeon"), with affiliates of Wexford Capital and Gulfport Energy ("Gulfport"). Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We recorded our proportionate portion of the operating income for this investment during 2014 of approximately $0.4 million.

  Utica Shale

        We and an affiliate of Wexford participated with Gulfport to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale. Our initial position in the Utica Shale consisted of a 10.8% net interest in approximately 80,000 gross acres. During the third quarter of 2012, we completed an exchange of our initial 10.8% position for a pro rata interest in 125,000 gross acres under lease by Gulfport and an affiliate of Wexford Capital. Also during the third quarter of 2012, our position was adjusted to a 5% net interest in the 125,000 gross acres, or approximately 6,250 net acres. As of December 31, 2013, our Utica Shale position consisted of our 5% net interest in a total portfolio of approximately 152,300 gross acres, or approximately 7,615 net acres, for a total purchase price of approximately $31.1 million. In addition, per the joint operating agreement among us, Gulfport and an affiliate of Wexford Capital, we funded our proportionate share of drilling costs to Gulfport for wells drilled on our acreage. As of December 31, 2013, we funded approximately $23.3 million of drilling costs. We received approximately $5.6 million of revenue from this investment for the year ended December 31, 2013.

        In March 2014, we completed a purchase and sale agreement (the "Purchase Agreement") with Gulfport to sell our oil and natural gas properties in the Utica Shale region for approximately $184.0 million (the "Purchase Price"). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from our portion of the Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, we were immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. In December 2014, we settled the remaining $5.0 million due from Gulfport based upon net amounts payable from us to Gulfport prior to the effective date of the Purchase Agreement as well as amounts due us related to legal reviews of the properties subject to the Purchase Agreement and other unsettled items due to us prior to the effective date of the Purchase Agreement. The net effect of this settlement resulted in us paying Gulfport approximately $46,000 in December 2014. We recorded a gain of approximately $121.7 million during the year ended December 31, 2014 related to this sale.

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

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services provided by Ernst & Young LLP for 2014 and 2013:

	2014	2013
	(in thousands)
Audit fees(1)	$782	$724
Audit related fees	2	2
Tax fees(2)	8	8

Total	$792	$734

(1)
Expenditures classified as "Audit fees" above include those related to Ernst & Young LLP's audit of our consolidated financial statements and work performed in connection with our update of our Form S-3 registration statement in 2014 and our follow-on offering in 2013.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)  Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

(2)   Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)   Exhibits

EXHIBIT LIST

Exhibit Number		Description
3.1		Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2		Second Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of October 26, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on November 1, 2010

4.1		Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

10.1	†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.2	†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.3	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are not Principals of Wexford), incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.4	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are Principals of Wexford), incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.5	†*	Amended and Restated Employment Agreement of Joseph E. Funk effective as of November 14, 2014.

10.6	†	Amended and Restated Employment Agreement of Richard A. Boone effective June 1, 2014, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on August 6, 2014

10.7	†	Amended and Restated Employment Agreement of Reford C. Hunt effective September 1, 2014, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-34892) filed on November 5, 2014

10.8	†*	Amended and Restated Employment Agreement of Brian T. Aug effective as of August 1, 2013

10.10		Amended and Restated Credit Agreement, dated July 29, 2011 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank N.A., as Syndication agent, Raymond James Bank, FSB, Wells Fargo Bank, national Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on August 4, 2011

Exhibit Number		Description
10.11		First Amendment to Amended and Restated Credit Agreement, dated April 18, 2013 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on April 19, 2013

10.12		Second Amendment to Amended and Restated Credit Agreement, dated March 19, 2014 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-34892), filed on March 25, 2014

10.13		Purchase and Sale Agreement with Gulfport Energy Corporation dated March 19, 2014, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on March 25, 2014

21.1	*	List of Subsidiaries of Rhino Resource Partners LP

23.1	*	Consent of Ernst & Young LLP

23.2	*	Consent of Deloitte & Touche LLP

23.3	*	Consent of John T. Boyd Company

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1	*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2014 and the three months ended December 31, 2014

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number		Description
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

RHINO RESOURCE PARTNERS LP
By:	Rhino GP LLC, its general partner
By:	/s/ JOSEPH E. FUNK Joseph E. Funk President and Chief Executive Officer

Date: March 11, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. FUNK Joseph E. Funk	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2015
/s/ RICHARD A. BOONE Richard A. Boone	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2015
/s/ MARK D. ZAND Mark D. Zand	Director	March 11, 2015
/s/ ARTHUR H. AMRON Arthur H. Amron	Director	March 11, 2015
/s/ KENNETH A. RUBIN Kenneth A. Rubin	Director	March 11, 2015
/s/ JOSEPH M. JACOBS Joseph M. Jacobs	Director	March 11, 2015

Signature	Title	Date

/s/ MARK L. PLAUMANN Mark L. Plaumann	Director	March 11, 2015
/s/ DOUGLAS LAMBERT Douglas Lambert	Director	March 11, 2015
/s/ JAMES F. TOMPKINS James F. Tompkins	Director	March 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
the Managing General Partner
and the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited the accompanying consolidated statements of financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, partners' capital and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rhino Resource Partners LP and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rhino Resource Partners LP's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Louisville, Kentucky
March 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
the Managing General Partner
and the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited the accompanying consolidated statements of operations and comprehensive income, partners' capital, and cash flows of Rhino Resource Partners LP and subsidiaries (the "Partnership") for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Rhino Resource Partners LP's operations and cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
March 8, 2013
(October 10, 2014 as to the retrospective reclassifications related to the sale of oil and gas properties in the Utica Shale region described in Note 4 and changes in segment reporting related to this sale to remove the Oil and Natural Gas segment described in Note 21, and March 11, 2015 as to the changes in segment reporting for the new Illinois Basin segment described in Note 21)

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	As of December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$626	$423
Accounts receivable, net of allowance for doubtful accounts ($724 as of December 31, 2014 and $0 as of December 31, 2013)	22,467	25,461
Inventories	13,030	18,580
Advance royalties, current portion	1,032	179
Prepaid expenses and other	3,974	4,572
Current assets held for sale	—	454

Total current assets	41,129	49,669

PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	663,662	674,708
Less accumulated depreciation, depletion and amortization	(280,225)	(249,718)

Net property, plant and equipment	383,437	424,990

Advance royalties, net of current portion	1,363	5,580
Investment in unconsolidated affiliates	20,653	21,243
Intangible assets, net	1,067	1,148
Other non-current assets	16,410	9,640
Non-current assets held for sale	9,279	55,497

TOTAL	$473,338	$567,767

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,924	$17,710
Accrued expenses and other	17,334	20,567
Current portion of long-term debt	210	1,024
Current portion of asset retirement obligations	1,431	1,614
Current portion of postretirement benefits	425	334
Current liabilities held for sale	—	5,241

Total current liabilities	30,324	46,490

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	57,222	170,022
Asset retirement obligations, net of current portion	28,452	32,837
Other non-current liabilities	27,942	16,220
Postretirement benefits, net of current portion	6,223	5,786
Non-current liabilities held for sale	2,250	41

Total non-current liabilities	122,089	224,906

Total liabilities	152,413	271,396

COMMITMENTS AND CONTINGENCIES (NOTE 15)
PARTNERS' CAPITAL:
Limited partners	308,586	283,339
General partner	10,966	10,801
Accumulated other comprehensive income	1,373	2,231

Total partners' capital	320,925	296,371

TOTAL	$473,338	$567,767

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Coal sales	$202,881	$236,601	$304,568
Freight and handling revenues	2,020	2,159	6,357
Other revenues	34,156	33,505	40,818

Total revenues	239,057	272,265	351,743
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	200,141	199,705	247,719
Freight and handling costs	1,877	1,294	5,833
Depreciation, depletion and amortization	37,233	39,627	41,274
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	19,226	19,800	20,442
Asset impairment and related charges	45,296	1,667	—
(Gain) on sale/disposal of assets, net	(569)	(10,359)	(4,890)

Total costs and expenses	303,204	251,734	310,378

(LOSS)/INCOME FROM OPERATIONS	(64,147)	20,531	41,365

INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(5,708)	(7,898)	(7,767)
Interest income and other	274	207	92
Equity in net (loss)/income of unconsolidated affiliates	(11,712)	(4,729)	5,757

Total interest and other (expense)	(17,146)	(12,420)	(1,918)

(LOSS)/INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(81,293)	8,111	39,447
INCOME TAXES	—	—	—

NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(81,293)	8,111	39,447

DISCONTINUED OPERATIONS
Income from discontinued operations	130,342	1,307	88

NET INCOME	49,049	9,418	39,535
Other comprehensive income:
Change in actuarial gain under ASC Topic 815	(858)	800	(917)

COMPREHENSIVE INCOME	$48,191	$10,218	$38,618

General partner's interest in net (loss)/income:
Net (loss)/income from continuing operations	$(1,626)	$162	$789
Net income from discontinued operations	2,607	26	1

General partner's interest in net income	$981	$188	$790
Common unitholders' interest in net (loss)/income:
Net (loss)/income from continuing operations	$(45,705)	$4,448	$21,374
Net income from discontinued operations	73,271	769	48

Common unitholders' interest in net income	$27,566	$5,217	$21,422
Subordinated unitholders' interest in net (loss)/income:
Net (loss)/income from continuing operations	$(33,962)	$3,501	$17,284
Net income from discontinued operations	54,464	512	39

Subordinated unitholders' interest in net income	$20,502	$4,013	$17,323
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss)/income per unit from continuing operations	$(2.74)	$0.29	$1.39
Net income per unit from discontinued operations	4.39	0.04	0.01

Net income per common unit, basic	$1.65	$0.33	$1.40
Subordinated units
Net (loss)/income per unit from continuing operations	$(2.74)	$0.28	$1.39
Net income per unit from discontinued operations	4.39	0.04	0.01

Net income per subordinated unit, basic	$1.65	$0.32	$1.40
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss)/income per unit from continuing operations	$(2.74)	$0.29	$1.39
Net income per unit from discontinued operations	4.39	0.04	0.01

Net income per common unit, diluted	$1.65	$0.33	$1.40
Subordinated units
Net (loss)/income per unit from continuing operations	$(2.74)	$0.28	$1.39
Net income per unit from discontinued operations	4.39	0.04	0.01

Net income per subordinated unit, diluted	$1.65	$0.32	$1.40
Distributions paid per limited partner unit(1)	$1.385	$1.78	$1.85
Weighted average number of limited partner units outstanding, basic:
Common units	16,678	15,751	15,331
Subordinated units	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,685	15,760	15,335
Subordinated units	12,397	12,397	12,397

(1)
No distributions were paid on the subordinated units during 2014, 2013 or for the three months ended June 30, 2012, September 30, 2012 and December 31, 2012.

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In thousands)

	Limited Partner
	Common		Subordinated			Accumulated Other Comprehensive Income/(Loss)
					General Partner Capital		Total Partners' Capital
	Units	Capital	Units	Capital
BALANCE—December 31, 2011	15,311	$194,840	12,397	$93,202	$11,547	$2,348	$301,937
Net income	—	21,422	—	17,323	790	—	39,535
Distributions to unitholders and general partner	—	(28,470)	—	(11,901)	(1,047)	—	(41,418)
General partners' contributions	—	—	—	—	13	—	13
Offering costs	—	(7)	—	—	—	—	(7)
Issuance of units under LTIP	39	651	—	—	—	—	651
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	(917)	(917)

BALANCE—December 31, 2012	15,350	$188,436	12,397	$98,624	$11,303	$1,431	$299,794

Net income	—	5,217	—	4,013	188	—	9,418
Distributions to unitholders and general partner	—	(28,119)	—	—	(1,020)	—	(29,139)
General partners' contributions	—	—	—	—	330	—	330
Offering of common units	1,265	14,788	—	—	—	—	14,788
Offering costs	—	(214)	—	—	—	—	(214)
Issuance of units under LTIP	45	594	—	—	—	—	594
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	800	800

BALANCE—December 31, 2013	16,660	$180,702	12,397	$102,637	$10,801	$2,231	$296,371

Net income	—	27,566	—	20,502	981	—	49,049
Distributions to unitholders and general partner	—	(23,140)	—	—	(822)	—	(23,962)
General partners' contributions	—	—	—	—	6	—	6
Offering costs	—	(2)	—	—	—	—	(2)
Issuance of units under LTIP	25	321	—	—	—	—	321
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	(858)	(858)

BALANCE—December 31, 2014	16,685	$185,447	12,397	$123,139	$10,966	$1,373	$320,925

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,049	$9,418	$39,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,233	42,609	41,370
Accretion on asset retirement obligations	2,281	2,356	1,896
Accretion on interest-free debt	—	57	222
Amortization of deferred revenue	(1,731)	(1,553)	(929)
Amortization of advance royalties	440	270	244
Amortization of debt issuance costs	2,127	1,295	1,075
Amortization of actuarial gain	(368)	(145)	(295)
Provision for doubtful accounts	724	—	—
Equity in net loss/(income) of unconsolidated affiliates	11,712	4,729	(5,757)
Distributions from unconsolidated affiliate	—	—	2,958
Loss on retirement of advance royalties	244	182	100
(Gain) on sale/disposal of assets—net	(130,621)	(10,359)	(4,878)
Loss on impairment of assets	45,296	1,667	—
Equity-based compensation	255	605	873
Changes in assets and liabilities:
Accounts receivable	634	7,441	6,465
Inventories	5,550	163	(3,114)
Advance royalties	(1,453)	(1,517)	(1,687)
Prepaid expenses and other assets	485	(1,395)	1,341
Accounts payable	(1,731)	(2,036)	(5,540)
Accrued expenses and other liabilities	2,841	(135)	6,497
Asset retirement obligations	(1,824)	(2,240)	(1,108)
Postretirement benefits	38	318	476

Net cash provided by operating activities	21,181	51,730	79,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(62,986)	(54,522)	(61,772)
Proceeds from sales/recoveries of property, plant, and equipment	189,618	12,489	5,479
Principal payments received on notes receivable	205	—	11,945
Cash paid from issuance of notes receivable	—	(205)	(11,945)
Changes in restricted cash	—	1,079	3
Investment in unconsolidated affiliates	(10,096)	(2,749)	(2,114)

Net cash provided by (used in) investing activities	116,741	(43,908)	(58,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	170,040	185,300	212,300
Repayments on line of credit	(282,630)	(175,510)	(192,050)
Proceeds from issuance of long-term debt	—	—	2,973
Repayments on long-term debt	(1,024)	(2,350)	(2,994)
Payments on debt issuance costs	(103)	(980)	—
Proceeds from issuance of common units, net of underwriting costs	—	14,788	—
Payment of offering costs	(2)	(214)	(7)
Net settlement of withholding taxes on employee unit awards vesting	(44)	(85)	(145)
General partner's contributions	6	330	13
Distributions to unitholders	(23,962)	(29,139)	(41,418)

Net cash (used in) financing activities	(137,719)	(7,860)	(21,328)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	203	(38)	12
CASH AND CASH EQUIVALENTS—Beginning of period	423	461	449

CASH AND CASH EQUIVALENTS—End of period	$626	$423	$461

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. ORGANIZATION AND BASIS OF PRESENTATION

        Organization—Rhino Resource Partners LP and subsidiaries (the "Partnership") is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the "Predecessor" or the "Operating Company"). The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the initial public offering ("IPO") date of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The majority of the Partnership's sales are made to electric utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Partnership manages and leases coal properties and collects royalties from such management and leasing activities. In addition to the Partnership's coal operations, the Partnership has invested in oil and natural gas mineral rights and operations that provide revenues to the Partnership.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

        Trade Receivables and Concentrations of Credit Risk.    See Note 17 for discussion of major customers. The Partnership does not require collateral or other security on accounts receivable. The credit risk is controlled through credit approvals and monitoring procedures.

        During 2014, the Partnership recorded an accounts receivable allowance of approximately $0.7 million in relation to a customer that had entered bankruptcy proceedings. The Partnership recorded this allowance based upon its best estimate of the ultimate collectability of the accounts receivable balance through the bankruptcy proceedings of this customer.

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

        Notes Receivable.    In August 2011, the Partnership closed on an agreement to sell and assign certain non-core mining assets and related liabilities located in the Phelps, KY area to a third party. The mining assets included leasehold interests and permits to surface and mineral interests that

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

included steam coal reserves and non-reserve coal deposits. Additionally, the sales agreement included the potential for additional payments of approximately $8.75 million dependent upon certain future contingencies. Rhino recorded the sale of the assets and transfer of liabilities in the third quarter of 2011, but did not record any of the potential $8.75 million consideration since this amount relied on future contingent conditions to be met before it could be recognized. In 2014, the third party entered negotiations with the Partnership regarding the payment of the $8.75 million consideration as the third party anticipated the contingencies would be met in the near future. The third party negotiated with the Partnership to accept a note receivable in lieu of immediate payment since the third party did not have the available funds to pay the $8.75 million consideration. The Partnership believes the collection of the $8.75 million is in doubt due to the necessity of the third party to request a note receivable and the belief that the third party will not be able to economically mine this property for an extended period due to the lack of certain mining permits. Based on the uncertainty of collection of the note receivable, the Partnership recorded a note receivable balance along with a corresponding allowance against the entire $8.75 million note receivable balance. The Partnership received approximately $0.25 million in payments in 2014 related to this note receivable and the balance at December 31, 2014 was $8.5 million, which remained fully reserved based on the factors discussed above.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

        Asset Impairments for Coal Properties, Mine Development Costs and Other Coal Mining Equipment and Related Facilities.    The Partnership follows the accounting guidance on the impairment or disposal of property, plant and equipment for its coal mining assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, the Partnership must determine the fair value for the coal mining assets in question in accordance with the applicable fair value accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the coal mining assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations or changes in coal reserve estimates. When that occurs and it is determined that the mine's underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that coal asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. During 2014, the Partnership recorded $45.3 million of asset impairment losses and related charges associated with multiple coal properties that are further described in Note 6. The asset impairment losses and related charges are recorded on the Asset impairment and related charges line of the Partnership's consolidated statements of operations and comprehensive income. The Partnership also recorded an impairment charge of $5.9 million during 2014 related to the Partnership's equity investment in the Rhino Eastern joint venture that is discussed further in Note 3. The impairment charge for the Rhino Eastern joint venture is recorded on the Equity in net (loss)/income of unconsolidated affiliates line of the Partnership's consolidated statements of operations and comprehensive income. During 2013, the Partnership recorded an impairment loss of $1.7 million related to its McClane Canyon mining complex in Colorado. See Note 6 for more information on this impairment loss. There were no impairment losses recorded during the year ended December 31, 2012.

        Debt Issuance Costs.    Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are included in other non-current assets. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing capacity to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote-off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility. See Note 10 for further information on the amendment to the amended and restated senior secured credit facility.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

        The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2014 were calculated with discount rates that ranged from 1.6% to 5.3%. Changes in the Partnership's asset retirement obligations for the year ended December 31, 2013 were calculated with discount rates that ranged from 2.3% to 5.6%. Changes in the asset retirement obligations for the year ended December 31, 2012 were calculated with discount rates that ranged from 3.2% to 5.3%. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2014, 2013 and 2012.

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

        The Partnership's black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The actuarial calculations using the service cost method for the Partnership's black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

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

        Other revenues generally consist of coal royalty revenues, limestone sales, coal handling and processing, oil and natural gas royalty revenues, rebates and rental income. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding gross revenues from those sales. The leases are based on (1) minimum monthly or annual payments, (2) a minimum dollar royalty per ton and/or a percentage of the gross sales price, or (3) a combination of both. Coal royalty revenues are recorded from royalty reports submitted by the lessee, which are reconciled and subject to audit by the Partnership. Most of the Partnership's lessees are required to make minimum monthly or annual royalty payments that are recoupable over certain time periods, generally two years. If tonnage royalty revenues do not meet the required minimum amount, the difference is paid as a deficiency. These deficiency payments received are recognized as an unearned revenue liability because they are generally recoupable over certain time periods. When a lessee recoups a deficiency payment through production, the recouped amount is deducted from the unearned revenue liability and added to revenue attributable to the coal royalty revenue in the current period. If a lessee does not recoup a deficiency paid during the allocated time period, the recoupment right lost becomes revenue in the current period and is deducted from the liability.

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

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

        Derivative Financial Instruments.    On occasion, the Partnership uses diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The Partnership's diesel fuel contracts meet the requirements for the normal purchase normal sale ("NPNS") exception prescribed by the accounting guidance on derivatives and hedging, based on management's intent and ability to take physical delivery of the diesel fuel. The Partnership had two diesel fuel contracts as of December 31, 2014 to purchase approximately 1.0 million gallons of diesel fuel at fixed prices through December 2015.

        Investments in Joint Ventures.    Investments in joint ventures are accounted for using the equity method or cost basis depending upon the level of ownership, the Partnership's ability to exercise significant influence over the operating and financial policies of the investee and whether the Partnership is determined to be the primary beneficiary of a variable interest entity. Equity investments are recorded at original cost and adjusted periodically to recognize the Partnership's proportionate share of the investees' net income or losses after the date of investment. Any losses from the Partnership's equity method investment are absorbed by the Partnership based upon its proportionate ownership percentage. If losses are incurred that exceed the Partnership's investment in the equity method entity, then the Partnership must continue to record its proportionate share of losses in excess of its investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

        In May 2008, the Operating Company entered into a joint venture, Rhino Eastern, with an affiliate of Patriot to acquire the Eagle mining complex. To initially capitalize the Rhino Eastern joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture and accounted for the investment in Rhino Eastern and its results of operations under the equity method. The Partnership considered the operations of this entity to comprise a reporting

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

segment ("Eastern Met") and has provided additional detail related to this operation in Note 21, "Segment Information."

        On December 31, 2014, the Partnership entered into an agreement with a wholly owned subsidiary of Patriot that effectively terminated the Rhino Eastern joint venture. This agreement officially closed in January 2015 and is described further in Note 3.

        The Partnership determined it was not the primary beneficiary of the variable interest entity for the years ended December 31, 2014, 2013 and 2012 by performing a qualitative and quantitative analysis based on the controlling economic interests of the Rhino Eastern joint venture. This included an analysis of the expected economic contributions of the joint venture. The Partnership concluded that it was not the primary beneficiary of Rhino Eastern primarily because of certain contractual arrangements by the joint venture with Patriot and the fact that the Rhino Eastern joint venture was managed by a committee of an equal number of representatives from Patriot and us. Mandatory pro rata additional contributions not to exceed $10 million in the aggregate could have been required of the joint venture partners which the Partnership would have been obligated to fund based upon its 51% ownership interest.

        As of December 31, 2014 and 2013, the Partnership recorded its equity method investment of $13.2 million and $19.4 million, respectively, in the Rhino Eastern joint venture as a long-term asset. See Note 3 for a discussion of the impairment charge incurred on the Partnership's equity method investment as of December 31, 2014. During 2014 and 2013, the Partnership contributed additional capital based upon its ownership share to the Rhino Eastern joint venture in the amount of $4.8 million and $2.3 million, respectively. The Partnership did not contribute any additional capital during 2012. As disclosed in Note 19 "Related Party and Affiliate Transactions", during 2012, the Partnership provided loans to Rhino Eastern totaling approximately $11.9 million, which were fully repaid as of December 31, 2012.

        In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC ("Muskie"), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. During 2014 and 2013, the Partnership contributed additional capital based upon its ownership share to the Muskie joint venture in the amount of $0.2 million and $0.5 million, respectively. As disclosed in Note 19 "Related Party and Affiliate Transactions", during 2013 the Partnership provided a loan to Muskie totaling approximately $0.2 million which was fully repaid in November 2014 in conjunction with the Partnership's contribution of its interest in Muskie to Mammoth Energy Partners LP ("Mammoth"), which is discussed below.

        In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth's companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership's investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership's ownership interest in Muskie did not result in any gain or loss. Prior to the Partnership's contribution of Muskie to Mammoth, the Partnership recorded its

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

proportionate portion of operating losses for 2014 and 2013, approximately $0.1 million and $0.5 million, respectively, for Muskie. As of December 31, 2014, the Partnership has recorded its investment in Mammoth of $1.9 million as a long-term asset, which the Partnership has accounted for as a cost method investment based upon its ownership percentage. As of December 31, 2013, the Partnership had recorded its equity method investment of $1.8 million in the Muskie joint venture as a long-term asset. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes. See Note 21 for information on the Partnership's reportable segments.

        In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC ("Sturgeon"), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate portion of the operating income for this investment during 2014 of approximately $0.4 million. The Partnership has recorded its investment in Sturgeon on the Investment in unconsolidated affiliates line of the Partnership's consolidated statements of financial position. The Partnership has included its investment in Sturgeon in its Other category for segment reporting purposes.

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

        Recently Issued Accounting Standards.    In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the requirements for reporting discontinued operations in Accounting Standards Codification ("ASC") 205, Presentation of Financial Statements, by updating the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operations. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 on January 1, 2015 is not expected to have a material impact on the Partnership's financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of ASU 2014-09 is not permitted. The Partnership is currently evaluating the requirements of this new accounting guidance.

3. SUBSEQUENT EVENTS

        On January 20, 2015, the Partnership announced a cash distribution of $0.05 per common unit, or $0.20 per unit on an annualized basis. This distribution was paid on February 13, 2015 to all common unit holders of record as of the close of business on January 30, 2015. No distributions were paid on the subordinated units. The Partnership's common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership agreement. The Partnership's distributions for the quarters ended September 30, 2014 and December 31, 2014 were below the minimum level and the current amount of accumulated arrearages as of December 31, 2014 related to the common unit distribution is approximately $13.7 million.

        In January 2015, the Partnership completed a Membership Transfer Agreement (the "Transfer Agreement") with an affiliate of Patriot that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to the Partnership and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. The Partnership retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance of $6.3 million. As part of the closing of the Transfer Agreement, the Partnership and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement. As of December 31, 2014, the Partnership recorded an impairment charge of approximately $5.9 million related to its investment in the Rhino Eastern joint venture based upon the fair value of the assets received and liabilities assumed in the dissolution of the joint venture compared to the Partnership's carrying amount of its investment in the joint venture.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

4. DISCONTINUED OPERATIONS

Divestiture of Utica Shale Oil and Natural Gas Assets

        The Partnership and an affiliate of Wexford Capital participated with Gulfport to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale. During the year ended December 31, 2011, the Partnership completed the acquisitions of interests in a portfolio of leases in the Utica Shale region of eastern Ohio, which consisted of a 10.8% interest in approximately 80,000 acres. During the third quarter of 2012, the Partnership completed an exchange of its initial 10.8% position for a pro rata interest in 125,000 acres under lease by Gulfport and an affiliate of Wexford Capital. The non-cash transaction was an exchange of the Partnership's operating interest for the operating interest owned by another party in order to diversify the Partnership's risk in its oil and gas investment. Thus, the Partnership determined that the non-cash exchange of the Partnership's ownership interest in the Utica acreage did not result in any gain or loss. Also during the third quarter of 2012, the Partnership's position was adjusted to a 5% net interest in the 125,000 acres, or approximately 6,250 net acres. As of December 31, 2013, the Partnership had invested approximately $31.1 million for its pro rata interest in the Utica Shale portfolio of oil and gas leases, which consisted of a 5% interest in a total of approximately 152,300 gross acres, or approximately 7,615 net acres. In addition, per the joint operating agreement among the Partnership, Gulfport and an affiliate of Wexford Capital, the Partnership had funded its proportionate share of drilling costs to Gulfport for wells being drilled on the Partnership's acreage. As of December 31, 2013, the Partnership had funded approximately $23.3 million of drilling costs. The Partnership's investment in the Utica Shale oil and gas leases as well as the proportionate amount of funded drilling costs are recorded in Non-current assets held for sale in the unaudited condensed consolidated statements of financial position as of December 31, 2013. For the year ended December 31, 2013, the Partnership recorded revenue from its Utica Shale investment of approximately $5.6 million and recognized pre-tax profit of approximately $1.3 million, which is recorded in Income from discontinued operations in the consolidated statements of operations and comprehensive income.

        In March 2014, the Partnership completed a purchase and sale agreement (the "Purchase Agreement") with Gulfport to sell the Partnership's oil and natural gas properties in the Utica Shale region for approximately $184.0 million (the "Purchase Price"). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from the Partnership's portion of its Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, the Partnership was immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. In December 2014, the Partnership settled the remaining $5.0 million due from Gulfport based upon net amounts payable from the Partnership to Gulfport prior to the effective date of the Purchase Agreement as well as amounts due the Partnership related to legal reviews of the properties subject to the Purchase Agreement and other unsettled items due to the Partnership prior to the effective date of the Purchase Agreement. The net effect of this settlement resulted in the Partnership paying Gulfport approximately $46,000 in December 2014. The Partnership recorded a gain of approximately $121.7 million during the year ended December 31, 2014 related to this sale, which is recorded in Income from discontinued operations in the consolidated statements of operations and comprehensive income. The gain from the Utica Shale transaction is included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership's consolidated statements of cash flows. The proceeds from the Utica Shale transaction are included in

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

4. DISCONTINUED OPERATIONS (Continued)

the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership's consolidated statements of cash flows.

Other Oil and Natural Gas Activities

        In January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC ("Blackhawk") of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment discussed above, the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. The Partnership recorded this $8.4 million in Income from discontinued operations in the consolidated statements of operations and comprehensive income. The gain from the Blackhawk transaction is included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership's consolidated statements of cash flows. The proceeds from the Blackhawk transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership's consolidated statements of cash flows.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Other prepaid expenses	$827	$951
Prepaid insurance	2,063	1,958
Prepaid leases	87	122
Supply inventory	827	1,221
Deposits	170	320

Total	$3,974	$4,572

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2014 and 2013 are summarized by major classification as follows:

		December 31,
	Useful Lives	2014	2013
		(in thousands)
Land and land improvements		$18,845	$35,078
Mining and other equipment and related facilities	2 - 20 Years	336,951	302,114
Mine development costs	1 - 15 Years	79,536	73,344
Coal properties	1 - 15 Years	215,325	238,975
Oil and natural gas properties		8,093	8,093
Construction work in process		4,912	17,104

Total		663,662	674,708
Less accumulated depreciation, depletion and amortization		(280,225)	(249,718)

Net		$383,437	$424,990

        Depreciation expense for mining and other equipment and related facilities, depletion expense for coal and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$30,529	$31,510	$32,685
Depletion expense for coal properties(1)	4,633	5,387	5,784
Depletion expense for oil and natural gas properties	60	47	—
Amortization expense for mine development costs	1,737	2,520	2,180
Amortization expense for intangible assets	80	80	80
Amortization expense for asset retirement costs	194	83	545

Total	$37,233	$39,627	$41,274

(1)
Depletion expense for the Partnership's Utica Shale oil and natural gas properties are reclassified to Income from discontinued operations line in the consolidated statements of operations and comprehensive income due to the sale of the Partnership's Utica shale assets as described in Note 4.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

Asset Impairments-2014

        Due to the prolonged weakness in the U.S. coal markets and the dim prospects for an upturn in the coal markets in the near term, in the fourth quarter of 2014, the Partnership performed a comprehensive review of its current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. The Partnership's appointment of new executive management in the fourth quarter of 2014 and the Partnership's annual budgeting process in the fourth quarter of 2014 led to some changes in the Partnership's strategic views. The Partnership identified various properties, projects and operations that were potentially impaired based upon changes in its strategic plans, market conditions or other factors. The Partnership recorded approximately $45.3 million of asset impairment and related charges for the year ended December 31, 2014, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. As discussed in Note 3, the Partnership also recorded an impairment charge of $5.9 million related to the Rhino Eastern joint venture that is recorded on the Equity in net (loss)/income of unconsolidated affiliates line of the consolidated statements of operations and comprehensive income. The major components that comprise this total asset impairment and related charges are described below.

  Red Cliff Project

        The Partnership controls certain mineral rights and related surface land located eleven miles north of Loma , Colorado (referred to as the "Red Cliff" property). The Partnership had been working with the U.S. Bureau of Land Management ("BLM") agency since 2005 on an environmental impact statement report ("EIS report") that was required to be completed before the Partnership could move forward with the development and permitting of a mining project on the Red Cliff property. The Partnership capitalized the cost associated with the ongoing EIS report process as mine development costs, which had accumulated to approximately $11.2 million at December 31, 2014. In addition, the Partnership invested approximately $11.0 million to acquire land for the purpose of building a rail spur to the property and also purchased certain land tracts at a cost of approximately $5.0 million for the purpose of constructing a rail load-out facility. At December 31, 2014, the Partnership had a carrying amount of approximately $16.2 million for the purchased land and approximately $2.0 million for mineral rights associated with a lease of coal reserves with the BLM. These amounts are in addition to the $11.2 million of mine development cost discussed above. Additionally, the Partnership had $0.3 million of accrued liabilities in BLM refunds related to the Red Cliff EIS report. In summary, the Partnership had total carrying costs of approximately $29.1 million for the Red Cliff property at December 31, 2014 that was included in the Partnership's Rhino Western segment. In early 2010, the Partnership had a detailed mine development study performed for the Red Cliff property by an independent third party, which estimated the total cost to build out the project would be approximately $420 million once the EIS report was finalized.

        The EIS report outlines the environmental effects a potential project would have on the affected area. An initial EIS report was issued for public comment and review in 2009, which received over 20,000 comments in the 90-day comment period. Based on the volume of comments received on the initial report, the BLM decided that the EIS report process needed to be restarted. The Partnership agreed to restart the EIS report and the first two chapters of the EIS report were completed and work

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

on chapters three and four was ready to begin in November 2014. Chapters three and four of the EIS report involve the costlier portion of report project since this includes detailed studies of the impacts to air quality, wildlife, etc. Up to the fourth quarter of 2014, the Partnership had decided to continue with the EIS report despite the prolonged weakness in the coal markets. However, the decision was made by the Partnership's executive management to limit capital spending on all projects due to the weak coal market conditions that had adversely affected the Partnership's financial results during 2014. Thus, due to the lack of progress in getting the EIS report finalized, the amount of money spent on the project to date, the impending higher costs to be incurred on the next phase of the EIS report and the desire to limit capital spending on certain projects due to the ongoing weakness in the coal markets, the Partnership decided to suspend the EIS report process in November 2014. Based on the fact pattern described above, the Partnership determined at December 31, 2014 that it would not pursue the development of the Red Cliff property and the related assets would be abandoned or sold for current market value.

        Since the Partnership reached a decision to abandon the potential development of the Red Cliff asset group at December 31, 2014, the Partnership evaluated the assets for impairment in accordance with applicable accounting guidelines. The Partnership determined that the mine development costs and mineral rights could not be sold to a third party, so the Partnership recorded an asset impairment loss of $13.2 million for the year ended December 31, 2014 for these assets, which represented the write down of the previous carrying value of these assets to zero. The land related to the Red Cliff project was recorded at fair value (based on a third party appraisal) less costs to sell for a total net fair value of approximately $6.9 million since the Partnership had committed to a plan to sell these assets, which resulted in an additional asset impairment charge of $9.3 million. In total, after netting the $0.3 million of BLM refunds that will not be repaid due to abandoning the EIS report process, the Partnership recorded asset impairment and related charges of $22.2 million related to its Red Cliff assets at December 31, 2014. The $6.9 million of land is recorded on the Non-current assets held for sale line of the Partnership's consolidated statements of financial position.

  Rich Mountain Property

        In June 2011, the Partnership acquired coal mineral rights in Randolph and Upshur Counties, West Virginia for approximately $7.5 million (referred to as the "Rich Mountain" property). These development stage properties were unpermitted and contained no infrastructure. The Partnership conducted a core drilling program on the Rich Mountain property after it was purchased and determined the property contained an estimated 8.2 million tons of proven and probable underground metallurgical coal reserves. The Partnership capitalized the cost associated with its core drilling as mine development costs and the total value in property, plant and equipment for the Rich Mountain property was $8.3 million at December 31, 2014. The Partnership included this property in its Other category for segment reporting purposes since it was undeveloped.

        The ongoing deterioration in the metallurgical coal markets has resulted in weak demand and historically low prices for this quality of coal. In the fourth quarter of 2014, the Partnership reassessed its strategy for these mineral rights and determined that it was not economical to develop this small coal reserve given the cost of building the required infrastructure. Although the Partnership did not have an active marketing strategy for the Rich Mountain property, the Partnership contacted a third

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

party coal company with current operations in the general area of the Rich Mountain property to determine if there would be any interest in acquiring these mineral rights. Repeated attempts to obtain a non-binding price quote for the Rich Mountain mineral rights from this or other third parties resulted in no indicative bids being offered. Based on the factors discussed above, the Partnership determined at December 31, 2014 that it would not pursue the development of the Rich Mountain property and the related assets would be abandoned.

        In accordance with applicable accounting guidelines, the Partnership reviewed its Rich Mountain assets as of December 31, 2014 for any impairment indicators that may have been present for this long-lived asset group. Since the Partnership reached a decision to abandon the potential development of this asset group, the Partnership recorded an asset impairment loss of $8.3 million for the year ended December 31, 2014, which represented the write down of the previous carrying value of this asset group to zero. The Partnership determined the Rich Mountain assets had zero value since the Partnership could not solicit any financial bid for the Rich Mountain assets and the Partnership does see any alternative uses of the mineral right assets in their current state to generate value.

  Bevins Branch Operation

        The Partnership has a steam coal surface mine operation in eastern Kentucky (referred to as "Bevins Branch") in its Central Appalachia segment that was idled during mid-2014 as that location's contract with its single customer expired at that time. The Partnership actively attempted to market the coal from this operation to potential new customers and had maintained the mine so that production could resume in a relatively short time period whenever new customers could be secured. The Partnership had unsuccessfully been able to market the coal from this operation as the coal markets have been especially weak for coal from Central Appalachia and the lower quality of coal from the Bevins Branch operation proved especially difficult to market. As the Partnership found it difficult to market the quality of coal found at this mine in the current market place, the Partnership initiated negotiations in October 2014 with a third party for the potential sale of the Bevins Branch operation. At December 31, 2014, the Partnership received a letter of intent from the third party interested in the Bevins Branch operation to accept ownership of this operation, including its related reclamation obligations. The Partnership is finalizing the contractual agreement with this third party to assume the Bevins Branch operation. The contractual agreement has the third party assume the Bevins Branch operation where the only financial compensation the Partnership will receive is a future override royalty and the assumption of the reclamation obligations by the buyer. The closing of the transaction would also allow the Partnership to avoid the ongoing maintenance costs of this operation. The Partnership considered these events to warrant an impairment analysis for this operation as of December 31, 2014.

        The Partnership reviewed the Bevins Branch operation as of December 31, 2014 in accordance with the accounting guidance for long-lived asset impairment. Since the Partnership received a letter of intent at December 31, 2014 to transfer this operation to a third party, the Partnership determined this asset group should be written down to an estimated fair value of approximately $2.4 million, which equates to the estimated fair value of the future royalty of approximately $0.2 million and the benefit to be recognized of transferring the reclamation obligations of approximately $2.2 million. Based on this analysis, the Partnership recorded total asset impairment and related charges of $8.3 million for the Bevins Branch operation for the year ended December 31, 2014. The total asset impairment and

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

related charges include approximately $1.7 million for the write-off of advanced royalty balances related to the Bevins Branch operation that the Partnership does not expect to recover in the future. The Partnership also recorded an $6.6 million write-down of mineral value and mine development costs to the estimated fair value of $2.4 million of the royalty asset and benefit from transferring the reclamation obligations. The Partnership has reported the remaining assets and any related liabilities as held for sale on its consolidated statements of financial position as of December 31, 2014.

  Other Asset Impairments

        As of December 31, 2014, the Partnership also performed a comprehensive review of its other mining operations, primarily in Central Appalachia since this region has experienced the most extensive downturn in the coal markets, to determine if any other assets might be potentially impaired. The Partnership's review resulted in an additional $6.5 million of asset impairment and related charges, with $3.2 million related to mineral rights, $1.8 million of mine development costs and $1.5 million of advanced royalties that the Partnership does not expect to recover. The majority of these additional charges, approximately $4.9 million, related to low quality steam coal operations in Central Appalachia that the Partnership determined were uneconomical to mine due to the ongoing downturn in the markets for this quality of coal. The remaining $1.5 million primarily related to advanced royalties that the Partnership does not expect to recover at its Central Appalachia operations, which were determined as part of the Partnership's strategic reviews that were conducted in the fourth quarter of 2014.

McClane Canyon Impairment-2013

        During the fourth quarter of 2013, the Partnership's management made a strategic decision to permanently close the mining operations at its McClane Canyon complex in Colorado. Since the McClane Canyon complex had been idled at the end of 2010, the Partnership had been actively marketing the coal from this complex to potential buyers, but had not been able to obtain suitable sales contracts. Due to the unfavorable long-term prospects for the coal market in the Colorado area and to avoid the ongoing costs that were being incurred to temporarily idle this complex, the Partnership's management made the decision to permanently close this operation at the end of 2013. While a portion of the equipment from this operation was relocated to other operating locations, the Partnership incurred an impairment charge of approximately $1.7 million during 2013 related to specific property, plant and equipment, which is included on the Asset impairment and related charges line of the Partnership's consolidated statements of operations and comprehensive income.

Acquisition of Coal Property

        In May 2012, the Partnership completed the purchase of certain rights to coal leases and surface property located in Daviess and McLean counties in western Kentucky for approximately $1.5 million. In addition, the Partnership was subsequently required to pay an additional $3.0 million related to this acquisition after certain conditions were met. Of that amount, $2.0 million was initially recorded in Property, plant and equipment and Accrued expenses related to this acquisition since this additional amount related to the purchase of these assets was probable and estimable. During the third quarter of 2012, the Partnership paid $1.6 million of the $2.0 million that was accrued related to the acquisition since the conditions requiring payment had been met. The remaining balance of $0.4 million was paid

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

in the fourth quarter of 2013 since the conditions requiring payment had been met. The remaining $1.0 million was paid in the third quarter of 2014 due to conditions that were met in the quarter requiring payment and this additional $1.0 million was recorded in Property, plant and equipment.

        The coal leases and property are estimated to contain approximately 32.4 million tons of proven and probable coal reserves as of December 31, 2014 that are contiguous to the Green River. The property was initially undeveloped, but fully permitted, and provides the Partnership with access to Illinois Basin coal that is adjacent to a navigable waterway, which could be exported to non-U.S. customers.

        In mid-2014, the Partnership completed the initial construction of a new underground mining operation on the purchased property, referred to as the Pennyrile mining complex, which includes one underground mine, a preparation plant and river loadout facility. Production and sales from this new underground mine began in mid-2014.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

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

Oil and Gas Investments and Activities

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

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

        Intangible assets of the Partnership as of December 31, 2014 consisted of the following:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Patent	$728	$250	$478
Developed Technology	78	27	51
Trade Name	184	33	151
Customer List	470	83	387

Total	$1,460	$393	$1,067

        Intangible assets of the Partnership as of December 31, 2013 consisted of the following:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Patent	$728	$207	$521
Developed Technology	78	22	56
Trade Name	184	23	161
Customer List	470	60	410

Total	$1,460	$312	$1,148

        The Partnership considers the patent and developed technology intangible assets to have a useful life of seventeen years.

        The Partnership considers the trade name and customer list intangible assets to have a useful life of twenty years. All of the intangible assets are amortized over their useful life on a straight line basis. Amortization expense for the years ended December 31, 2014, 2013 and 2012 is included in the depreciation, depletion and amortization table included in Note 6.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the consolidated statement of financial position is estimated to be as follows at December 31, 2014:

	Patent	Developed Technology	Trade Name	Customer List	Total
	(in thousands)
2015	$43	$5	$9	$23	$80
2016	43	5	9	23	80
2017	43	5	9	23	80
2018	43	5	9	23	80
2019	43	5	9	23	80

8. OTHER NON-CURRENT ASSETS

        Other non-current assets as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Deposits and other	$347	$1,223
Debt issuance costs—net	1,513	3,535
Non-current receivable	14,237	4,327
Note receivable	—	206
Deferred expenses	313	349

Total	$16,410	$9,640

        Debt issuance costs were $9.1 million and $9.0 million as of December 31, 2014 and 2013, respectively. Accumulated amortization of debt issuance costs were $7.6 million and $5.5 million as of December 31, 2014 and 2013, respectively. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing capacity to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote-off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility. See Note 10 for further information on the amendment to the amended and restated senior secured credit facility.

        As of December 31, 2014 and 2013, the non-current receivable balance of $14.2 million and $4.3 million, respectively, consisted of the amount due from the Partnership's workers' compensation and black lung insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership's insurance policies. See Note 12 for a discussion of the $14.2 million and $4.3 million that is also recorded in the Partnership's other non-current workers' compensation liabilities.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Payroll, bonus and vacation expense	$2,876	$3,573
Non-income taxes	4,323	4,346
Royalty expenses	1,772	2,001
Accrued interest	385	760
Health claims	1,270	1,036
Workers' compensation & pneumoconiosis	1,500	1,190
Deferred revenues	4,050	3,592
Accrued insured litigation claims	489	2,579
Other	669	1,490

Total	$17,334	$20,567

        The $0.5 million and $2.6 million accrued for insured litigation claims as of December 31, 2014 and 2013, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims decreased due to the settlement of various litigation claims during the year ended December 31, 2014. This amount is also due from the Partnership's insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership's consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership's results of operations or cash flows.

10. DEBT

        Debt as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$54,450	$167,040
Note payable to H&L Construction Co., Inc.	—	800
Other notes payable	2,982	3,206

Total	57,432	171,046
Less current portion	(210)	(1,024)

Long-term debt	$57,222	$170,022

        Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

10. DEBT (Continued)

maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in March 2014 the amended and restated credit facility was amended and the borrowing capacity under the facility was reduced to $200 million, with the amount available for letters of credit unchanged. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the period ended December 31, 2014. The amended and restated senior secured credit facility expires in July 2016.

        In April 2013, the Partnership entered into an amendment of its amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The amendment provided for an increase in the maximum allowed investments in coal-related entities outside of the Partnership (i.e. joint ventures) under the amended and restated senior secured credit facility from $25 million to $40 million. The amendment also altered the maximum leverage ratio allowed under the amended and restated senior secured credit facility and also altered the pricing grid to include applicable interest rates for borrowings, letter of credit fees and commitment fees on unused borrowings based upon the new maximum leverage ratio. The amendment increased the maximum leverage ratio of the amended and restated senior secured credit facility to 3.75 from April 1, 2013 through March 31, 2015, then stepped the maximum leverage ratio down to its previous level of 3.0 after December 31, 2015. All other terms of the amended and restated senior secured credit facility were not affected by the amendment. As part of executing the amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $1.0 million to the lenders in April 2013, which was recorded in Debt issuance costs in Other non-current assets on the Partnership's consolidated statements of financial position and in Cash flows (used in) financing activities in the Partnership's consolidated statements of cash flows.

        In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. This second amendment permitted the Partnership to sell certain assets to Gulfport, as described in Note 4, which previously constituted a portion of the collateral under the amended and restated senior secured credit facility. This second amendment also reduces the borrowing capacity under the amended and restated senior secured credit facility to a maximum of $200 million and alters the maximum leverage ratio to 3.5 from January 1, 2014 through September 30, 2015. The maximum leverage ratio decreases to 3.25 from October 1, 2015 through December 31, 2015 and then decreases to 3.0 after December 31, 2015. In addition, the second amendment adjusts the maximum investments (other than by the Partnership) in hydrocarbons, hydrocarbon interests and assets and activities related to hydrocarbons, in each case, excluding coal, in an aggregate amount not

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

10. DEBT (Continued)

to exceed $50 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded in Debt issuance costs in Other non-current assets on the Partnership's consolidated statements of financial position and in Cash flows (used in) financing activities in the Partnership's consolidated statements of cash flows. In addition, the Partnership recorded a non-cash charge of approximately $1.1 million to write-off a portion of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility, which was recorded in Interest expense on the Partnership's consolidated statements of operations and comprehensive income.

        At December 31, 2014, the Operating Company had borrowed $54.5 million at a variable interest rate of LIBOR plus 2.50% (2.66% at December 31, 2014). In addition, the Operating Company had outstanding letters of credit of $15.8 million at a fixed interest rate of 2.50% at December 31, 2014. Based upon a maximum borrowing capacity of 3.5 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $126.7 million of the borrowing availability at December 31, 2014.

        For each the years ending December 31, 2014 and 2013, the Partnership capitalized interest costs of approximately $0.1 million, which was related to the construction of its Pennyrile mine in western Kentucky. The Partnership did not capitalize any interest costs during the year ended December 31, 2012.

        Note payable to H&L Construction Co., Inc.—The note payable to H&L Construction Co., Inc. was originally a non-interest bearing note and the Partnership recorded a discount for imputed interest at a rate of 5.0% on this note that was being amortized over the life of the note using the effective interest method. The note payable was fully repaid as of December 31, 2014.

        Principal payments on long-term debt due subsequent to December 31, 2014 are as follows:

in thousands
2015	$210
2016	54,675
2017	240
2018	257
2019	275
Thereafter	1,775

Total principal payments	$57,432

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

11. ASSET RETIREMENT OBLIGATIONS

        The changes in asset retirement obligations for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period (including current portion)	$34,451	$33,003	$34,113
Accretion expense	2,281	2,356	1,896
Adjustment resulting from addition of property	—	—	72
Adjustment resulting from disposal of property	(2,310)	—	(968)
Adjustments to the liability from annual recosting and other	(1,324)	20	(201)
Reclassification to held for sale	(2,250)	—	—
Liabilities settled	(965)	(928)	(1,909)

Balance at end of period	29,883	34,451	33,003
Less current portion of asset retirement obligation	(1,431)	(1,614)	(2,255)

Long-term portion of asset retirement obligation	$28,452	$32,837	$30,748

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

        The Partnership's black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Partnership's actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Partnership's liability for traumatic workers' compensation injury claims is the estimated present value of current workers' compensation benefits, based on actuarial estimates. The Partnership's actuarial estimates for its workers' compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 4.0% and 5.0%, respectively, for December 31, 2014 and 2013 and for workers' compensation was 2.0% at December 31, 2014 and 2013.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

12. WORKERS' COMPENSATION AND BLACK LUNG (Continued)

        The black lung and workers' compensation expenses for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Black lung benefits:
Service cost	$1,040	$736	$1,215
Interest cost	357	469	466
Actuarial loss/(gain)	1,625	(1,584)	693

Total black lung	3,022	(379)	2,374
Workers' compensation expense	1,197	2,743	1,018

Total expense	$4,219	$2,364	$3,392

        The changes in the black lung benefit liability for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Benefit obligations at beginning of year	$7,251	$8,513	$6,392
Service cost	1,040	736	1,215
Interest cost	357	469	466
Actuarial loss/(gain)	1,625	(1,584)	693
Benefits and expenses paid	(240)	(883)	(253)

Benefit obligations at end of year	$10,033	$7,251	$8,513

        The classification of the amounts recognized for the Partnership's workers' compensation and black lung benefits liability as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(in thousands)
Black lung claims	$10,033	$7,251
Insured black lung and workers' compensation claims	14,237	4,327
Workers' compensation claims	5,172	5,832

Total obligations	$29,442	$17,410
Less current portion	(1,500)	(1,190)

Non-current obligations	$27,942	$16,220

        The balance for insured black lung and workers' compensation claims as of December 31, 2014 and 2013 consisted of $14.2 million and $4.3 million, respectively, that is the primary obligation of the Partnership, but this amount is also due from the Partnership's insurance providers, which is included

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

12. WORKERS' COMPENSATION AND BLACK LUNG (Continued)

in Note 8 as non-current receivables, based on the Partnership's workers' compensation insurance coverage. The increase in the 2014 balance compared to 2013 is primarily due to an expected increase in the frequency and success of entitlement claims for black lung exposure, which the Partnership believes is due to the Patient Protection and Affordable Care Act. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership's results of operations or cash flows.

13. EMPLOYEE BENEFITS

        Postretirement Plan—In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

        Summaries of the changes in benefit obligations and funded status of the plan as of the measurement dates of December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Benefit obligation at beginning of period	$6,120	$6,747	$5,649
Changes in benefit obligations:
Service costs	297	385	378
Interest cost	236	186	231
Benefits paid	(495)	(253)	(133)
Actuarial loss/(gain)	490	(945)	622

Benefit obligation at end of period	$6,648	$6,120	$6,747

Fair value of plan assets at end of period	$—	$—	$—
Funded status	$(6,648)	$(6,120)	$(6,747)

        The classification of net amounts recognized for postretirement benefits as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(in thousands)
Current liability—postretirement benefits	$(425)	$(334)
Non-current liability—postretirement benefits	(6,223)	(5,786)

Net amount recognized	$(6,648)	$(6,120)

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

13. EMPLOYEE BENEFITS (Continued)

        The amounts recognized in accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$2,231	$1,431	$2,348
Actuarial (loss)/gain	(490)	945	(622)
Amortization of net actuarial gain	(368)	(145)	(295)

Net actuarial gain	$1,373	$2,231	$1,431

        The amounts reclassified from accumulated other comprehensive income to Cost of operations in the Partnership's consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.1 million and $0.3 million, respectively.

	December 31,
	2014	2013
Weighted Average assumptions used to determine benefit obligations:
Discount rate	3.15%	3.96%
Expected return on plan assets	n/a	n/a

	Year Ended December 31,
	2014	2013	2012
Weighted Average assumptions used to determine periodic benefit cost:
Discount rate	3.96%	2.80%	4.15%
Expected return on plan assets	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a

        The components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Service costs	$297	$385	$378
Interest cost	236	186	231
Amortization of (gain)	(368)	(145)	(295)

Benefit cost	$165	$426	$314

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

13. EMPLOYEE BENEFITS (Continued)

        Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2015, are as follows:

(in thousands)
Net actuarial gain	$177

        Expected future benefit payments are as follows:

Period	(in thousands)
2015	$425
2016	544
2017	630
2018	629
2019	606
2020 - 2024	$3,917

        For benefit obligation measurement purposes, a 7.10% annual rate of increase in the per capita cost of covered health care benefits was assumed, gradually decreasing to 4.50% in 2027 and remaining level thereafter.

        Net periodic benefit cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year. Effective June 1, 2007, employees hired by the Partnership are not eligible for benefits under the plan.

        The expense and liability estimates can fluctuate based upon the assumptions used by the Partnership. As of December 31, 2014, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$46	$(42)
Effect on postretirement benefit obligation	$474	$(441)

        401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Partnership matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant's salary with an additional matching contribution possible at the Partnership's discretion. The expense under these plans for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
401(k) plan expense	$2,227	$2,243	$2,322

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

        As of December 31, 2014, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights ("DERs") granted in the first quarters of 2014, 2013 and 2012 to certain employees in connection with the prior fiscal year's performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions. The phantom units granted in the first quarters of 2014, 2013 and 2012 vest in equal annual installments over a three year period from the date of grant. A summary of non-vested LTIP awards as of and for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Common Units	Weighted Average Grant Date Fair Value (per unit)
	(in thousands)
Non-vested awards at December 31, 2011	92	$20.45
Granted	32	$17.40
Vested	(49)	$20.12
Forfeited	(8)	$20.28

Non-vested awards at December 31, 2012	67	$19.23
Granted	49	$13.50
Vested	(58)	$18.88
Forfeited	(3)	$16.62

Non-vested awards at December 31, 2013	55	$14.63

Granted	46	$12.32
Vested	(34)	$13.95
Forfeited	(16)	$13.01

Non-vested awards at December 31, 2014	51	$13.50

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

14. EQUITY-BASED COMPENSATION (Continued)

        For the years ended December 31, 2014, 2013 and 2012, the Partnership recorded expense of approximately $0.3 million, approximately $0.7 million and approximately $0.9 million, respectively, for the LTIP awards. For the year ended December 31, 2014, the total fair value of the awards that vested was $0.4 million. As of December 31, 2014, the total unrecognized compensation expense related to the non-vested LTIP awards that are expected to vest was $0.5 million. The expense is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2014, the intrinsic value of the non-vested LTIP awards was $0.1 million.

        During the first quarter of 2015, certain employees received grants of phantom units with tandem DERs under the LTIP program. These awards were granted in connection with fiscal year 2014 performance and vest in equal annual installments over a three-year period from the date of grant. The total value of the awards granted was approximately $0.1 million and the expense related to these awards will be recognized ratably over the three-year vesting period, plus any mark-to-market adjustments.

15. COMMITMENTS AND CONTINGENCIES

        Coal Sales Contracts and Contingencies—As of December 31, 2014, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015	3,260	13
2016	2,121	5
2017	1,100	2

        Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

        Purchase Commitments—As of December 31, 2014, the Partnership had a commitment to purchase approximately 1.0 million gallons of diesel fuel at fixed prices from January 2015 through December 2015 for approximately $2.5 million.

        Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market ("OTC"). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Purchased coal expense	$6,168	$3,730	$25,637
OTC expense	$—	$1,271	$—

        Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

15. COMMITMENTS AND CONTINGENCIES (Continued)

paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Lease expense	$3,478	$3,161	$2,860
Royalty expense	$11,571	$11,442	$14,474

        Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying statements of financial position) are as follows:

Years Ended December 31,	Royalties	Leases
	(in thousands)
2015	$2,470	$1,538
2016	2,794	1,545
2017	2,776	1,141
2018	2,858	193
2019	2,858	—
Thereafter	14,292	—

Total minimum royalty and lease payments	$28,048	$4,417

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

        Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk—In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated statements of financial position. The amount of bank letters of credit outstanding with PNC Bank, N.A., as the letter of credit issuer under the Partnership's credit facility, was $15.8 million as of December 31, 2014. The bank letters of credit outstanding reduce the borrowing capacity under the credit facility. In addition, the Partnership has outstanding surety bonds with third parties of $70.2 million as of December 31, 2014 to secure reclamation and other performance commitments.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the year ended December 31, 2014.

        The Partnership was required to contribute additional capital to the Muskie Proppant joint venture that was formed in the fourth quarter of 2012. During the years ended December 31, 2014 and 2013, the Partnership made capital contributions to the Muskie Proppant joint venture of approximately $0.2 million and $0.5 million, respectively, based upon its proportionate ownership percentage. In addition, during the year ended December 31, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million. The note was fully repaid in November 2014 in conjunction with the contribution of the Partnership's interests in Muskie to Mammoth. With the contribution of the Partnership's interest in Muskie to Mammoth in the fourth quarter of 2014, the Partnership does not have any further funding commitments to Mammoth.

        The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the year ended December 31, 2014 based upon its proportionate ownership interest.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. EARNINGS PER UNIT ("EPU")

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended December 31, 2014, 2013 and 2012:

Year ended December 31, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(1,626)	$(45,705)	$(33,962)
Net income from discontinued operations	2,607	73,271	54,464

Interest in net income	$981	$27,566	$20,502
Denominator:
Weighted average units used to compute basic EPU	n/a	16,678	12,397
Effect of dilutive securities—LTIP awards	n/a	7	—

Weighted average units used to compute diluted EPU	n/a	16,685	12,397
Net (loss)/income per limited partner unit, basic:
Net (loss) per unit from continuing operations	n/a	$(2.74)	$(2.74)
Net income per unit from discontinued operations	n/a	4.39	4.39

Net income per limited partner unit, basic	n/a	$1.65	$1.65
Net (loss)/income per limited partner unit, diluted:
Net (loss) per unit from continuing operations	n/a	$(2.74)	$(2.74)
Net income per unit from discontinued operations	n/a	4.39	4.39

Net income per limited partner unit, diluted	n/a	$1.65	$1.65

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. EARNINGS PER UNIT ("EPU") (Continued)

Year ended December 31, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income:
Net income from continuing operations	$162	$4,448	$3,501
Net income from discontinued operations	26	769	512

Interest in net income	$188	$5,217	$4,013
Denominator:
Weighted average units used to compute basic EPU	n/a	15,751	12,397
Effect of dilutive securities—LTIP awards	n/a	9	—

Weighted average units used to compute diluted EPU	n/a	15,760	12,397
Net income per limited partner unit, basic:
Net income per unit from continuing operations	n/a	$0.29	$0.28
Net income per unit from discontinued operations	n/a	0.04	0.04

Net income per limited partner unit, basic	n/a	$0.33	$0.32
Net income per limited partner unit, diluted:
Net income per unit from continuing operations	n/a	$0.29	$0.28
Net income per unit from discontinued operations	n/a	0.04	0.04

Net income per limited partner unit, diluted	n/a	$0.33	$0.32

Year ended December 31, 2012	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income:
Net income from continuing operations	$789	$21,374	$17,284
Net income from discontinued operations	1	48	39

Interest in net income	$790	$21,422	$17,323
Denominator:
Weighted average units used to compute basic EPU	n/a	15,331	12,397
Effect of dilutive securities—LTIP awards	n/a	4	—

Weighted average units used to compute diluted EPU	n/a	15,335	12,397
Net income per limited partner unit, basic:
Net income per unit from continuing operations	n/a	$1.39	$1.39
Net income per unit from discontinued operations	n/a	0.01	0.01

Net income per limited partner unit, basic	n/a	$1.40	$1.40
Net income per limited partner unit, diluted:
Net income per unit from continuing operations	n/a	$1.39	$1.39
Net income per unit from discontinued operations	n/a	0.01	0.01

Net income per limited partner unit, diluted	n/a	$1.40	$1.40

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. EARNINGS PER UNIT ("EPU") (Continued)

        Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. There were no anti-dilutive units for the years ended December 31, 2014 and 2012. For the year ended December 31, 2013, approximately 12,000 LTIP granted phantom units were anti-dilutive.

17. MAJOR CUSTOMERS

        The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables (Note: customers with "n/a" had revenue or receivables below the 10% threshold in any period where this is indicated):

	December 31, 2014 Receivable Balance	Year Ended December 31, 2014 Sales	December 31, 2013 Receivable Balance	Year Ended December 31, 2013 Sales	December 31, 2012 Receivable Balance	Year Ended December 31, 2012 Sales
	(in thousands)
NRG Energy Inc. (fka GenOn Energy, Inc.)	$2,932	$31,605	$3,046	$55,246	$3,158	$53,661
PPL Corporation	2,053	24,542	n/a	n/a	2,760	37,364
American Electric Power Company, Inc.	n/a	n/a	1,434	30,070	3,450	36,308
Indiana Harbor Coke Company, L.P.	n/a	n/a	n/a	n/a	6,597	40,133

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership's senior secured credit facility was determined based upon a market approach and approximates the carrying value at December 31, 2014. The fair value of the Partnership's senior secured credit facility is a Level 2 measurement.

        For the year ended December 31, 2014, the Partnership had nonrecurring fair value measurements related to its assets and liabilities held for sale. These assets and liabilities are a result of the Partnership's impairment actions discussed in Note 6. The fair value of the assets and liabilities held for sale at December 31, 2014 were based upon the highest and best use of the respective nonfinancial assets and liabilities. The Partnership had approximately $6.9 million in land value related to its Red Cliff assets that were classified as held for sale at December 31, 2014. This land was valued using a market approach by a third party appraisal firm that determined the fair value of the asset based on sales of comparable property in the market along with other market factors such as competitive listings. The fair value of the Partnership's land held for sale at December 31, 2014 is a Level 2 measurement.

        Additionally, the Partnership had approximately $2.4 million of assets and $2.2 million of liabilities held for sale at December 31, 2014 related to the Bevins Branch operation discussed in Note 6. The held for sale assets consisted of approximately $0.2 million of a future coal royalty income stream. The fair value of the future royalty income stream was determined by an income approach using a

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

discounted cash flow analysis with an appropriate discount rate. The fair value of the remaining $2.2 million of assets and liabilities held for sale related to the Bevins Branch operation was also determined by an income approach using a discounted cash flow analysis. The $2.2 million of assets and liabilities held for sale related to the reclamation obligation being transferred in the Bevins Branch transaction and the income approach used to determine the fair value was based on the Partnership's method to calculate its asset retirement obligations for reclamation, which is discussed in Note 2. The fair values of the Partnership's assets and liabilities held for sale at December 31, 2014 for the Bevins Branch operation are Level 3 measurements.

19. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2014	2013	2012
		(in thousands)
Wexford Capital LP	Expenses for legal, consulting, and advisory services	$131	$149	$213
Wexford Capital LP	Distributions paid	10,949	14,034	27,704
Wexford Capital LP	Partner's contribution	6	330	13
Rhino Eastern LLC	Equity in net (loss)/income of unconsolidated affiliate	(12,089)	(4,268)	6,014
Rhino Eastern LLC	Distributions from unconsolidated affiliate	—	—	2,958
Rhino Eastern LLC	Expenses for legal, health claims, workers' compensation and other expenses	4,610	4,666	6,175
Rhino Eastern LLC	Receivable for legal, health claims and workers' compensation and other expenses	223	999	559
Rhino Eastern LLC	Investment in unconsolidated affiliate	13,151	19,369	21,367
Timber Wolf Terminals LLC	Investment in unconsolidated affiliate	130	114	114
Muskie Proppant LLC	Investment in unconsolidated affiliate	—	1,761	1,743
Muskie Proppant LLC	Equity in net (loss) of unconsolidated affiliate	(63)	(461)	(257)
Muskie Proppant LLC	Note receivable from unconsolidated affiliate	—	206	—
Mammoth Energy Partners LP	Investment in unconsolidated affiliate	1,933	—	—
Sturgeon Acquisitions LLC	Investment in unconsolidated affiliate	5,440	—	—
Sturgeon Acquisitions LLC	Equity in net income of unconsolidated affiliate	440	—	—

        From time to time, employees from Wexford Capital perform legal, consulting, and advisory services to the Partnership. The Partnership incurred expenses of $0.1 million for the years ended December 31, 2014 and 2013 and $0.2 million for the year ended December 31, 2012 for legal, consulting, and advisory services performed by Wexford Capital.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

19. RELATED PARTY AND AFFILIATE TRANSACTIONS (Continued)

        For the year ended December 31, 2014, the $12.1 million equity in net loss of unconsolidated affiliate for Rhino Eastern includes the $5.9 million impairment charge for the joint venture that was discussed earlier.

        During 2012, the Partnership provided loans to Rhino Eastern, a joint venture between the Partnership and Patriot, totaling approximately $11.9 million that were fully repaid as of December 31, 2012. The Partnership did not provide any loans to Rhino Eastern during 2014 or 2013.

        From time to time, the Partnership has allocated and paid expenses on behalf of the Rhino Eastern joint venture. During the years ended December 31, 2014, 2013 and 2012, the Partnership paid expenses for legal, health claims and workers' compensation of $4.6 million, $4.7 million and $6.2 million, respectively, on behalf of Rhino Eastern that were subsequently billed and paid by Rhino Eastern to the Partnership.

20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash payments for interest were $4.0 million, $6.4 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The consolidated statement of cash flows for the year ended December 31, 2014 is exclusive of approximately $0.2 million of property, plant and equipment additions which are recorded in Accounts payable. The consolidated statements of cash flows for the year ended December 31, 2014 also excludes approximately $0.3 million related to the value of LTIP units that were issued to certain employees and directors of the General Partner.

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

        As of December 31, 2014, the Partnership has five reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western, Illinois Basin and Eastern Met. Additionally, the

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

21. SEGMENT INFORMATION (Continued)

Partnership has an Other category that includes its ancillary businesses. The Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of December 31, 2014, together included one active underground mine, three active surface mines and four preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, the Central Appalachia segment includes the Partnership's Elk Horn coal leasing operations. The Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2014. The Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of December 31, 2014. The Eastern Met segment included the Partnership's 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex, located in West Virginia, and for which the Partnership served as manager. The Rhino Eastern joint venture was dissolved in January 2015. The 2014 financial results are shown since the joint venture owned, and the Partnership operated, this mining complex during the year. The Rhino Western segment includes the Partnership's underground mine in the Western Bituminous region at its Castle Valley mining complex in Utah. Beginning with 2014 year-end reporting, the Partnership has included a new reportable business segment, referred to as the Illinois Basin segment, which includes its new underground mine, preparation plant and river loadout facility at its Pennyrile mining complex located in western Kentucky, as well as its Taylorville field reserves located in central Illinois. The new Pennyrile mining complex began production and sales in mid-2014.

        Beginning with 2013 year-end reporting, the Partnership initially included a reportable business segment for its oil and natural gas activities since the total assets for these operations met the quantitative threshold for separate segment reporting. The Oil and Natural Gas segment included the Partnership's Utica Shale activities, which were sold during the first quarter of 2014 as described in Note 4, as well as the Partnership's Cana Woodford activities, the Razorback drill pad construction operations and the Muskie joint venture to provide sand for fracking operations. Prior to 2013, the Partnership's oil and natural gas activities were included in its Other category for segment reporting purposes. Since the majority of the Partnership's oil and natural gas activities were in the Utica Shale and the Utica Shale financial results have been reclassified in discontinued operations due to their sale, the segment data for the Partnership's remaining oil and natural gas activities have been reclassified in the Other category for segment reporting purposes for all periods presented since they are not material for separate segment reporting.

        The Partnership's Other category as reclassified is comprised of the Partnership's ancillary businesses and its remaining oil and natural gas activities. Held for sale assets are included in the applicable segment for reporting purposes. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership's chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Partnership's chief operating decision maker.

        The Partnership has historically accounted for the Rhino Eastern joint venture (formed in the year ended December 31, 2008) under the equity method. Under the equity method of accounting, the

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

21. SEGMENT INFORMATION (Continued)

Partnership has historically only presented limited information (net income). The Partnership considered this operation to comprise a separate operating segment prior to its dissolution in January 2015 and has presented additional operating detail (with corresponding eliminations and adjustments to reflect its percentage of ownership) below. Since this equity method investment met the significance test of ten percent of net income or loss in 2014, 2013 and 2012, the Partnership has presented additional summarized financial information for this equity method investment below.

        Reportable segment results of operations and financial position for the year ended December 31, 2014 are as follows (Note: "DD&A" refers to depreciation, depletion and amortization):

					Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Complete Basis	Equity Method Eliminations	Equity Method Presentation*	Other	Total Consolidated
	(in thousands)
Total assets	$247,362	$52,822	$42,173	$80,126	$42,100	$(42,100)	$—	$50,855	$473,338
Total revenues	109,432	71,472	44,081	9,755	21,722	(21,722)	—	4,317	239,057
DD&A	20,224	7,574	6,021	2,286	1,860	(1,860)	—	1,128	37,233
Interest expense	2,055	473	329	343	81	(81)	—	2,508	5,708
Net Income (loss) from continuing operations	$(33,019)	$2,101	$(22,822)	$(6,411)	$(12,208)	$5,982	$(12,089)	$(9,053)	$(81,293)

*
For the year ended December 31, 2014, the equity method net loss from continuing operations for Rhino Eastern includes the $5.9 million impairment charge for the joint venture that was discussed earlier.

        Reportable segment results of operations and financial position for the year ended December 31, 2013 are as follows:

					Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Complete Basis	Equity Method Eliminations	Equity Method Presentation	Other	Total Consolidated
	(in thousands)
Total assets	$293,675	$54,906	$66,463	$38,975	$44,791	$(44,791)	$—	$113,748	$567,767
Total revenues	147,430	80,401	38,249	303	27,853	(27,853)	—	5,882	272,265
DD&A	24,170	8,127	5,476	300	1,949	(1,949)	—	1,554	39,627
Interest expense	3,927	771	665	246	17	(17)	—	2,289	7,898
Net Income (loss) from continuing operations	$(7,132)	$26,089	$(2,378)	$(244)	$(8,369)	$4,101	$(4,268)	$(3,956)	$8,111

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

21. SEGMENT INFORMATION (Continued)

        Reportable segment results of operations and financial position for the year ended December 31, 2012 are as follows:

					Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Complete Basis	Equity Method Eliminations	Equity Method Presentation	Other	Total Consolidated
	(in thousands)
Total assets	$325,418	$57,429	$70,822	$18,692	$52,682	$(52,682)	$—	$87,515	$559,876
Total revenues	183,374	122,024	40,696	259	55,221	(55,221)	—	5,390	351,743
DD&A	26,220	8,339	4,653	—	2,098	(2,098)	—	2,062	41,274
Interest expense	4,385	811	717	189	155	(155)	—	1,665	7,767
Net Income (loss) from continuing operations	$3,668	$29,565	$5,691	$(367)	$11,937	$(5,923)	$6,014	$(5,124)	$39,447

        Additional summarized financial information for the equity method investment as of and for the periods ended December 31, 2014, 2013 and 2012 is as follows:

	2014 (Unaudited)	2013	2012
	(in thousands)
Current assets	$3,641	$5,608	$12,788
Noncurrent assets	38,459	39,183	39,805
Current liabilities	3,629	2,020	6,290
Noncurrent liabilities	3,202	4,794	4,496
Total costs and expenses	33,850	36,206	43,140
(Loss)/income from operations	(12,128)	(8,353)	12,081

        Additional information on the Partnership's revenue by product category for the periods ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(in thousands)
Met coal revenue	$26,058	$53,721	$59,511
Steam coal revenue	176,823	182,880	245,057
Other revenue	36,176	35,664	47,175

Total revenue	$239,057	$272,265	$351,743

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2014:
Revenues	$59,942	$55,886	$61,359	$61,870
(Loss) from operations	(868)	(4,445)	(6,108)	(52,726)
Net (loss) from continuing operations	(4,966)	(6,826)	(8,864)	(60,636)
Income/(loss) from discontinued operations	130,511	(52)	(43)	(74)

Net income/(loss)	$125,545	$(6,878)	$(8,907)	$(60,710)
Basic and diluted net (loss)/income per limited partner unit:
Common units:
Net (loss) per unit from continuing operations	$(0.17)	$(0.23)	$(0.30)	$(2.05)
Net income per unit from discontinued operations	4.40	(0.00)	(0.00)	(0.00)

Net income per common unit, basic and diluted	$4.23	$(0.23)	$(0.30)	$(2.05)
Subordinated units:
Net (loss) per unit from continuing operations	$(0.17)	$(0.23)	$(0.30)	$(2.05)
Net income per unit from discontinued operations	4.40	(0.00)	(0.00)	(0.00)

Net income per subordinated unit, basic and diluted	$4.23	$(0.23)	$(0.30)	$(2.05)
Weighted average number of limited partner units outstanding, basic:
Common units	16,667	16,677	16,681	16,685
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,673	16,677	16,681	16,685
Subordinated units	12,397	12,397	12,397	12,397

(1)
Fourth quarter 2014 results include approximately $45.3 million of asset impairment and related charges as well as an approximate $5.9 million charge for the impairment of the Partnership's equity investment in the Rhino Eastern joint venture.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

22. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenues	$74,467	$65,613	$69,501	$62,684
Income from operations	2,955	9,546	5,070	2,959
Net (loss)/ income from continuing operations	(271)	5,545	2,149	687
Income from discontinued operations	94	352	728	133

Net (loss)/income	$(177)	$5,897	$2,877	$820
Basic and diluted net (loss)/income per limited partner unit:
Common units:
Net income per unit from continuing operations	$(0.01)	$0.20	$0.07	$0.02
Net income per unit from discontinued operations	—	0.01	0.03	0.01

Net income per common unit, basic and diluted	$(0.01)	$0.21	$0.10	$0.03
Subordinated units:
Net income per unit from continuing operations	$(0.01)	$0.20	$0.07	$0.02
Net income per unit from discontinued operations	—	0.01	0.03	0.01

Net income per subordinated unit, basic and diluted	$(0.01)	$0.21	$0.10	$0.03
Weighted average number of limited partner units outstanding, basic:
Common units	15,354	15,371	15,609	16,659
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	15,354	15,379	15,621	16,672
Subordinated units	12,397	12,397	12,397	12,397