Form 10-Q
period 2015-03-31
Rhino Resource Partners LP
filed 2015-05-06
CIK 1490630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 16,705,721 common units and 12,397,000 subordinated units were outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to generate adequate cash flow from operations or to obtain adequate financing to fund our capital expenditures, meet working capital needs and grow our operations; changes in governmental regulation of the mining industry or the electric utility industry; adverse weather conditions and natural disasters; weakness in global economic conditions; decreases in demand for electricity and changes in demand for coal; poor mining conditions resulting from geological conditions or the effects of prior mining; equipment problems at mining locations; the availability of transportation for coal shipments; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; the availability and prices of competing electricity generation fuels; our ability to secure or acquire high-quality coal reserves; our ability to successfully diversify our operations into other non-coal natural resources; and our ability to find buyers for coal under favorable supply contracts. Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2014, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us.  Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$205	$626
Accounts receivable, net of allowance for doubtful accounts ($930 as of March 31, 2015 and $724 as of December 31, 2014)	23,867	22,467
Inventories	14,970	13,030
Advance royalties, current portion	912	1,032
Prepaid expenses and other	2,592	3,974
Total current assets	42,546	41,129
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	670,977	663,662
Less accumulated depreciation, depletion and amortization	(280,439)	(280,225)
Net property, plant and equipment	390,538	383,437
Advance royalties, net of current portion	6,349	1,363
Investment in unconsolidated affiliates	7,412	20,653
Intangible assets	1,047	1,067
Other non-current assets	16,014	16,410
Non-current assets held for sale	9,279	9,279
TOTAL	$473,185	$473,338
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,736	$10,924
Accrued expenses and other	19,528	17,334
Current portion of long-term debt	214	210
Current portion of asset retirement obligations	1,555	1,431
Current portion of postretirement benefits	425	425
Total current liabilities	32,458	30,324
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	57,949	57,222
Asset retirement obligations, net of current portion	29,981	28,452
Other non-current liabilities	28,141	27,942
Postretirement benefits, net of current portion	6,252	6,223
Non-current liabilities held for sale	2,250	2,250
Total non-current liabilities	124,573	122,089
Total liabilities	157,031	152,413
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	303,965	308,586
General partner	10,861	10,966
Accumulated other comprehensive income	1,328	1,373
Total partners’ capital	316,154	320,925
TOTAL	$473,185	$473,338

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months
	Ended March 31,
	2015	2014
REVENUES:
Coal sales	$45,556	$51,235
Freight and handling revenues	539	338
Other revenues	10,089	8,369
Total revenues	56,184	59,942
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46,151	46,399
Freight and handling costs	535	301
Depreciation, depletion and amortization	8,852	9,232
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,416	5,557
(Gain) on sale/disposal of assets—net	(22)	(679)
Total costs and expenses	59,932	60,810
(LOSS) FROM OPERATIONS	(3,748)	(868)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(957)	(3,184)
Interest income and other	2	3
Equity in net income/(loss) of unconsolidated affiliates	141	(917)
Total interest and other (expense)	(814)	(4,098)
NET (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(4,562)	(4,966)
INCOME TAXES	—	—
NET (LOSS) FROM CONTINUING OPERATIONS	(4,562)	(4,966)
DISCONTINUED OPERATIONS (NOTE 3)
Income from discontinued operations	721	130,511
NET (LOSS)/INCOME	(3,841)	125,545
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	(44)	(92)
COMPREHENSIVE (LOSS)/INCOME	$(3,885)	$125,453

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(91)	$(99)
Net income from discontinued operations	14	2,610
General partner’s interest in net (loss)/income	$(77)	$2,511
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(2,569)	$(2,795)
Net income from discontinued operations	402	73,343
Common unitholders’ interest in net (loss)/income	$(2,167)	$70,548
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(1,902)	$(2,072)
Net income from discontinued operations	305	54,558
Subordinated unitholders’ interest in net (loss)/income	$(1,597)	$52,486
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.15)	$(0.17)
Net income per unit from discontinued operations	0.02	4.40
Net (loss)/income per common unit, basic	$(0.13)	$4.23
Subordinated units
Net (loss) per unit from continuing operations	$(0.15)	$(0.17)
Net income per unit from discontinued operations	0.02	4.40
Net (loss)/income per subordinated unit, basic	$(0.13)	$4.23
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(0.15)	$(0.17)
Net income per unit from discontinued operations	0.02	4.40
Net (loss)/income per common unit, diluted	$(0.13)	$4.23
Subordinated units
Net (loss) per unit from continuing operations	$(0.15)	$(0.17)
Net income per unit from discontinued operations	0.02	4.40
Net (loss)/income per subordinated unit, diluted	$(0.13)	$4.23

Distributions paid per limited partner unit (1)	$0.050	$0.445
Weighted average number of limited partner units outstanding, basic:
Common units	16,692	16,667
Subordinated units	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,692	16,673
Subordinated units	12,397	12,397

(1) No distributions were paid on the subordinated units for the three months ended March 31, 2015 and 2014

See notes to unaudited condensed consolidated financial statements

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(3,841)	$125,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,852	9,232
Accretion on asset retirement obligations	534	589
Accretion on interest-free debt	51	—
Amortization of deferred revenue	(529)	(327)
Amortization of advance royalties	169	35
Amortization of debt issuance costs	239	1,410
Amortization of actuarial gain	(44)	(92)
Provision for doubtful accounts	206	—
Equity in net (income)/loss of unconsolidated affiliates	(141)	917
Distributions from unconsolidated affiliate	196	—
Loss on retirement of advance royalties	8	—
(Gain) on sale/disposal of assets—net	(744)	(130,778)
Equity-based compensation	8	89
Changes in assets and liabilities:
Accounts receivable	(1,082)	719
Inventories	(1,941)	1,758
Advance royalties	(336)	(282)
Prepaid expenses and other assets	1,127	1,593
Accounts payable	(1,009)	2,487
Accrued expenses and other liabilities	412	(783)
Asset retirement obligations	(116)	(326)
Postretirement benefits	28	67
Net cash provided by operating activities	2,047	11,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(3,063)	(28,065)
Proceeds from sales of property, plant, and equipment	800	189,088
Return of capital from unconsolidated affiliates	35	—
Investment in unconsolidated affiliates	—	(1,269)
Net cash provided by/(used in) investing activities	(2,228)	159,754
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	33,050	50,900
Repayments on line of credit	(32,370)	(213,710)
Repayments on long-term debt	—	(254)
Distributions to unitholders	(921)	(7,722)
General partner’s contributions	1	3
Net settlement of employee withholding taxes on unit awards vested	—	(44)
Payments on debt issuance costs	—	(104)
Payment of offering costs	—	(2)
Net cash used in financing activities	(240)	(170,933)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(421)	674
CASH AND CASH EQUIVALENTS—Beginning of period	626	423
CASH AND CASH EQUIVALENTS—End of period	$205	$1,097

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014 AND FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of March 31, 2015, condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 include all adjustments (consisting of normal recurring adjustments) which the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2014 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

In May 2008, the Operating Company entered into a joint venture, Rhino Eastern LLC (“Rhino Eastern”), with an affiliate of Patriot Coal Corporation (“Patriot”) to acquire the Eagle mining complex. To initially capitalize the joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture. The Partnership accounted for the investment in the joint venture and its results of operations under the equity method. The Partnership considered the operations of this entity to comprise a reporting segment (“Eastern Met”) and has provided additional detail related to this operation in Note 18, “Segment Information.” In January 2015, the Partnership completed a Membership Transfer Agreement (the “Transfer Agreement”) with an affiliate of Patriot that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to the Partnership and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. The Partnership retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance. As part of the closing of the Transfer Agreement, the Partnership and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement. As of December 31, 2014, the Partnership recorded an impairment charge of approximately $5.9 million related to its investment in the Rhino Eastern joint venture based upon the fair value of the assets received and liabilities assumed in the dissolution of the joint venture compared to the Partnership’s carrying amount of its investment in the joint venture. Refer to Note 17 for further information on the financial statement impact of the Rhino Eastern dissolution completed in January 2015.

In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital LP (“Wexford Capital”). Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. The Partnership accounted for the investment in the joint venture and results of operations under the equity method. The Partnership recorded its proportionate share of the operating losses for

Muskie for the three months ended March 31, 2014 of approximately $42,000. During the three months ended March 31, 2014, the Partnership contributed additional capital based upon its ownership share to the Muskie joint venture in the amount of $0.2 million. During 2013, the Partnership provided a loan to Muskie totaling approximately $0.2 million, which was fully repaid in November 2014 in conjunction with the Partnership’s contribution of its interest in Muskie to Mammoth Energy Partners LP (“Mammoth”), which is discussed below.

In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in Muskie did not result in any gain or loss. As of March 31, 2015, the Partnership has recorded its investment in Mammoth of $1.9 million as a long-term asset, which the Partnership has accounted for as a cost method investment based upon its ownership percentage. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in the joint venture and results of operations under the equity method. The Partnership recorded its proportionate share of the operating income for Sturgeon for the three months ended March 31, 2015 of approximately $0.1 million. The Partnership has included the operating activities of Sturgeon in its Other category for segment reporting purposes.

Recently Issued Accounting Standards.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of ASU 2014-09 is not permitted. However, in April 2015 the FASB proposed a one-year deferral of the effective date of ASU 2014-09, which is currently going through the comment period process. The Partnership is currently evaluating the requirements of this new accounting guidance.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items”. Accounting Standards Codification 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 eliminates the concept of extraordinary items. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of ASU 2015-01 on January 1, 2016 is not expected to have a material impact on the Partnership’s financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation”. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments of ASU 2015-02: a) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, b) eliminate the presumption that a general partner should consolidate a limited partnership, c) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and d) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 on January 1, 2016 is not expected to have a material impact on the Partnership’s financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)-Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs have been presented in the balance sheet as a deferred charge, or asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2105-03 is permitted for financial statements that have not been previously issued. In addition, ASU 2015-03 requires entities to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Partnership is currently evaluating the requirements of this new accounting guidance.

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

Other Oil and Natural Gas Activities

In January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC (“Blackhawk”) of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment discussed above, the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. In February 2015, the Partnership received approximately $0.7 million in additional proceeds from the sale by Blackhawk that had been held in escrow. For the three months ended March 31, 2015 and 2014, the Partnership recorded the $0.7 million and $8.4 million, respectively, in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income. The gains from the Blackhawk transaction are included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership’s unaudited condensed consolidated statements of cash flows. The proceeds from the Blackhawk transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership’s unaudited condensed consolidated statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Other prepaid expenses	$636	$827
Prepaid insurance	923	2,063
Prepaid leases	70	87
Supply inventory	794	827
Deposits	169	170
Total Prepaid expenses and other	$2,592	$3,974

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2015 and December 31, 2014 are summarized by major classification as follows:

	Useful Lives	March 31, 2015	December 31, 2014
		(in thousands)
Land and land improvements		$18,800	$18,845
Mining and other equipment and related facilities	2 - 20 Years	339,125	336,951
Mine development costs	1 - 15 Years	76,571	79,536
Coal properties	1 - 15 Years	222,265	215,325
Oil and natural gas properties		8,093	8,093
Construction work in process		6,123	4,912
Total		670,977	663,662
Less accumulated depreciation, depletion and amortization		(280,439)	(280,225)
Net		$390,538	$383,437

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,577	$7,532
Depletion expense for coal properties and oil and natural gas properties	808	1,194
Amortization expense for mine development costs	522	424
Amortization expense for intangible assets	20	21
Amortization expense for asset retirement costs	(75)	61
Total depreciation, depletion and amortization	$8,852	$9,232

Long-Lived Asset Impairment

The Partnership has a steam coal surface mine operation in eastern Kentucky (referred to as “Bevins Branch”) in its Central Appalachia segment that was idled during mid-2014 as that location’s contract with its single customer expired at that time. The Partnership is finalizing the contractual agreement with a third party to assume the Bevins Branch operation. The contractual agreement has the third party assume the Bevins Branch operation where the only financial compensation the Partnership will receive is a future override royalty and the assumption of the reclamation obligations by the buyer. The closing of the transaction would also allow the Partnership to avoid the ongoing maintenance costs of this operation. The Partnership reviewed the Bevins Branch operation as of December 31, 2014 in accordance with the accounting guidance for long-lived asset impairment and recorded total asset impairment and related charges of $8.3 million for the Bevins Branch operation for the year ended December 31, 2014. The Partnership has reported the remaining assets and any related liabilities as held for sale on its unaudited condensed consolidated statements of financial position as of March 31, 2015.

6. GOODWILL AND INTANGIBLE ASSETS

Accounting Standards Codification (“ASC”) Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Intangible assets as of March 31, 2015 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$261	$467
Developed Technology	78	28	50
Trade Name	184	35	149
Customer List	470	89	381
Total	$1,460	$413	$1,047

Intangible assets as of December 31, 2014 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$250	$478
Developed Technology	78	27	51
Trade Name	184	33	151
Customer List	470	83	387
Total	$1,460	$393	$1,067

The Partnership considers the patent and developed technology intangible assets to have a useful life of seventeen years and the trade name and customer list intangible assets to have a useful life of twenty years. All of the intangible assets are amortized over their useful life on a straight line basis.

Amortization expense for the three months ended March 31, 2015 and 2014 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at March 31, 2015:

		Developed		Customer
	Patent	Technology	Trade Name	List	Total
	(in thousands)
2015 (from Apr 1 to Dec 31)	$32	$3	$7	$18	$60
2016	43	5	9	23	80
2017	43	5	9	23	80
2018	43	5	9	23	80
2019	43	5	9	23	80

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Deposits and other	$203	$347
Debt issuance costs—net	1,274	1,513
Non-current receivable	14,237	14,237
Deferred expenses	300	313
Total	$16,014	$16,410

Debt issuance costs were approximately $9.1 million as of March 31, 2015 and December 31, 2014. Accumulated amortization of debt issuance costs were approximately $7.8 million and approximately $7.6 million as of March 31, 2015 and December 31, 2014, respectively. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing capacity to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote-off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility. See Note 9 for further information on the amendment to the amended and restated senior secured credit facility.

The non-current receivable balance of $14.2 million as of March 31, 2015 and December 31, 2014 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. The $14.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Payroll, bonus and vacation expense	$2,940	$2,876
Non income taxes	3,571	4,323
Royalty expenses	2,195	1,772
Accrued interest	418	385
Health claims	1,141	1,270
Workers’ compensation & pneumoconiosis	1,500	1,500
Deferred revenues	4,155	4,050
Accrued insured litigation claims	1,013	489
Other	2,595	669
Total	$19,528	$17,334

The $1.0 million and $0.5 million accrued for insured litigation claims as of March 31, 2015 and December 31, 2014, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

The increase in the amount of other accrued liabilities as of March 31, 2015 compared to December 31, 2014 primarily relates to liabilities accrued as part of the Rhino Eastern dissolution completed in January 2015, which is discussed further in Notes 2 and 17.

9. DEBT

Debt as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$55,130	$54,450
Other notes payable	3,033	2,982
Total	58,163	57,432
Less current portion	(214)	(210)
Long-term debt	$57,949	$57,222

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in March 2014 the amended and restated credit facility was amended and the borrowing capacity under the facility was reduced to $200 million, with the amount available for letters of credit unchanged. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the period ended March 31, 2015. The amended and restated senior secured credit facility was previously set to expire in July 2016, but the term was extended to July 2017 pursuant to the third amendment of the facility, which is described further in Note 19.

In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. This second amendment permitted the Partnership to sell certain assets to Gulfport, as described in Note 3, which previously constituted a portion of the collateral under the amended and restated senior secured credit facility. This second amendment also reduced the borrowing capacity under the amended and restated senior secured credit facility to a maximum of $200 million and altered the maximum leverage ratio to 3.5 from January 1, 2014 through September 30, 2015. The maximum leverage ratio decreases to 3.25 from October 1, 2015 through December 31, 2015 and then decreases to 3.0 after December 31,

2015. In addition, the second amendment adjusted the maximum investments (other than by the Partnership) in hydrocarbons, hydrocarbon interests and assets and activities related to hydrocarbons, in each case, excluding coal, in an aggregate amount not to exceed $50 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded in Debt issuance costs in Other non-current assets on the Partnership’s unaudited condensed consolidated statements of financial position. In addition, the Partnership recorded a non-cash charge of approximately $1.1 million to write-off a portion of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility, which was recorded in Interest expense on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. This third amendment is described further in Note 19.

At March 31, 2015, the Operating Company had borrowed $54.4 million at a variable interest rate of LIBOR plus 2.50% (2.68% at March 31, 2015) and an additional $0.7 million at a variable interest rate of PRIME plus 1.50% (4.75% at March 31, 2015). In addition, the Operating Company had outstanding letters of credit of approximately $16.0 million at a fixed interest rate of 2.50% at March 31, 2015. Based upon a maximum borrowing capacity of 3.5 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $4.4 million at March 31, 2015.

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2015 and the year ended December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Balance at beginning of period (including current portion)	$29,883	$34,451
Accretion expense	534	2,281
Adjustment resulting from addition of property	1,235	—
Adjustment resulting from disposal of property (1)	—	(2,310)
Adjustments to the liability from annual recosting and other	—	(1,324)
Reclassification to held for sale	—	(2,250)
Liabilities settled	(116)	(965)
Balance at end of period	31,536	29,883
Less current portion of asset retirement obligation	(1,555)	(1,431)
Long-term portion of asset retirement obligation	$29,981	$28,452

(1) The ($2.3) million adjustment for the year ended December 31, 2014 primarily relates to the transfer of certain mining permits to a third party that relieved the Partnership of the asset retirement obligations related to these permits.

11. EMPLOYEE BENEFITS

In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

Net periodic benefit cost for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
Service costs	$67	$74
Interest cost	51	59
Amortization of (gain)	(44)	(92)
Total	$74	$41

For the three months ended March 31, 2015 and 2014, net periodic benefit costs, including the amortization of actuarial gain included in the table above, are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three months ended March 31, 2015 and 2014 is included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
401(k) plan expense	$558	$568

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

As of March 31, 2015, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters from 2012 through 2015 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

A total of 33,948 phantom units were granted in the first quarter of 2015 and these awards vest in equal annual installments over a three year period from the date of grant. The remaining terms and conditions of these phantom unit awards are equivalent to the terms described above. The total fair value of the awards granted in the first quarter of 2015 was approximately $0.1 million at the grant date and the fair value of these awards was approximately $0.1 million as of March 31, 2015. The expense related to these awards will be recognized ratably over the three year vesting period, plus any mark-to-market adjustments, and the amount of expense recognized in the three months ended March 31, 2015 related to these awards was immaterial.

The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash in lieu of issuing common units.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2015, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015 Q2-Q4	2,677	18
2016	2,611	7
2017	1,650	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of March 31, 2015, the Partnership had approximately 0.8 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2015 for approximately $1.8 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. Purchased coal expense from coal purchase contracts for the three months ended March 31, 2015 and 2014 are included in Cost of operations in the

Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and were as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
Purchased coal expense	$(26)	$1,850
OTC expense	$—	$—

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three months ended March 31, 2015 and 2014 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
Lease expense	$1,121	$799
Royalty expense	$2,834	$2,760

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

14. EARNINGS PER UNIT (“EPU”)

The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended March 31, 2015 and 2014:

Three months ended March 31, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(91)	$(2,569)	$(1,902)
Net income from discontinued operations	14	402	305
Total interest in net (loss)	$(77)	$(2,167)	$(1,597)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,692	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,692	12,397

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.15)	$(0.15)
Net income per unit from discontinued operations	n/a	0.02	0.02
Net (loss) per common unit, basic	n/a	$(0.13)	$(0.13)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.15)	$(0.15)
Net income per unit from discontinued operations	n/a	0.02	0.02
Net (loss) per common unit, diluted	n/a	$(0.13)	$(0.13)

Three months ended March 31, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(99)	$(2,795)	$(2,072)
Net income from discontinued operations	2,610	73,343	54,558
Total interest in net income	$2,511	$70,548	$52,486
Denominator:
Weighted average units used to compute basic EPU	n/a	16,667	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	6	—
Total dilutive securities	n/a	6	—
Weighted average units used to compute diluted EPU	n/a	16,673	12,397

Net (loss)/income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$(0.17)	$(0.17)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, basic	n/a	$4.23	$4.23
Net (loss)/income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$(0.17)	$(0.17)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, diluted	n/a	$4.23	$4.23

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for the three months ended March 31, 2015, all potential dilutive units were excluded from the diluted EPU calculation for this period because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. For the three months ended March 31, 2014, approximately 6,000 LTIP granted phantom units were anti-dilutive.

15. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues (Note: customers with “n/a” had revenue below the 10% threshold in any period where this is indicated):

	March 31	Three months	Three months
	2015	ended	ended
	Receivable	March 31	March 31
	Balance	2015 Sales	2014 Sales
	(in thousands)
NRG Energy, Inc. (fka GenOn Energy, Inc.)	$2,569	$8,563	$6,820
PPL Corporation	1,511	7,206	n/a

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s senior secured credit facility was determined based upon a market approach and approximates the carrying value at March 31, 2015. The fair value of the Partnership’s senior secured credit facility is a Level 2 measurement.

For the year ended December 31, 2014, the Partnership had nonrecurring fair value measurements related to its assets and liabilities held for sale. These assets and liabilities were the result of the Partnership’s long-lived impairment actions conducted during the fourth quarter of 2014. The fair value of the assets and liabilities held for sale at December 31, 2014 were based upon the highest and best use of the respective nonfinancial assets and liabilities. The Partnership had approximately $6.9 million in land value related to its Red Cliff assets that were classified as held for sale at December 31, 2014. The fair value of the Partnership’s land held for sale at December 31, 2014 is a Level 2 measurement. Additionally, the Partnership had approximately $2.4 million of assets and $2.2 million of liabilities held for sale at December 31, 2014 related to the Bevins Branch operation discussed in Note 5. The fair values of the Partnership’s assets and liabilities held for sale at December 31, 2014 for the Bevins Branch operation are Level 3 measurements. As of March 31, 2015, the Partnership’s nonrecurring fair value measurements related to its assets and liabilities held for sale had not changed from December 31, 2014.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2015 excludes approximately $0.8 million of property additions, which are recorded in accounts payable.

In January 2015, the Partnership dissolved the Rhino Eastern joint venture with Patriot. As part of the dissolution, the Partnership retained coal reserves, a prepaid advanced royalty balance and other assets and liabilities. In addition, the Partnership and Patriot agreed to a dissolution payment as part of the dissolution based upon a final working capital adjustment calculation, which is a liability of the Partnership. The Partnership recorded the dissolution of the joint venture by removing the investment in the Rhino Eastern unconsolidated subsidiary and recording the specific assets and liabilities retained in the dissolution. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on the Partnership’s unconsolidated statements of operations and comprehensive income for the three months ended March 31, 2015. The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2015 excludes the removal of the investment in the unconsolidated subsidiary and the recognition of the retained assets and liabilities, which are detailed in the table below.

(in thousands)
Coal properties (incl asset retirement costs)	$12,104
Advance royalties, net of current portion	4,706
Other non-current assets - acquired	229
Other non-current assets - written off	(642)
Accrued expenses and other	(2,012)
Asset retirement obligations	(1,235)
Net assets acquired	13,150
Investment in unconsolidated affiliates-Rhino Eastern - written off	$(13,150)

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2014 excludes approximately $3.0 million of property additions, which are recorded in accounts payable, and approximately $0.2 million related to the value of phantom and restricted units that were issued to certain employees and directors of the General Partner.

18. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. The Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the three months ended March 31, 2015, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

The Partnership historically accounted for the Rhino Eastern joint venture (formed in the year ended December 31, 2008) under the equity method. Under the equity method of accounting, the Partnership had historically only presented limited information (net income). The Partnership considered this operation to comprise a separate operating segment prior to its dissolution in January 2015. With the dissolution of the Rhino Eastern joint venture in January 2015, the Partnership had no operating activities for this joint venture for the three months ended March 31, 2015.

Reportable segment results of operations for the three months ended March 31, 2015 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$22,250	$17,330	$8,460	$7,179	$965	$56,184
DD&A	3,948	1,846	1,610	1,214	234	8,852
Interest expense	392	114	63	118	270	957
Net income (loss) from continuing operations	$(231)	$1,180	$(1,296)	$(4,541)	$326	$(4,562)

Reportable segment results of operations for the three months ended March 31, 2014 are as follows:

					Eastern Met
						Equity	Equity
	Central	Northern	Rhino	Illinois	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basin	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$30,561	$18,764	$9,586	$—	$7,529	$(7,529)	$—	$1,031	$59,942
DD&A	5,402	1,878	1,418	207	500	(500)	—	327	9,232
Interest expense	1,053	177	150	118	15	(15)	—	1,686	3,184
Net income (loss) from continuing operations	$(3,818)	$1,104	$(346)	$(99)	$(1,717)	$841	$(876)	$(931)	$(4,966)

19.  SUBSEQUENT EVENTS

On April 20, 2015, the Partnership announced a cash distribution of $0.02 per common unit, or $0.08 per unit on an annualized basis. This distribution will be paid on May 15, 2015 to all common unit holders of record as of the close of business on April 30, 2015. No distributions will be paid on the subordinated units. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership agreement. The Partnership’s distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and the current amount of accumulated arrearages as of March 31, 2015 related to the common unit distribution is approximately $21.0 million.

In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The third amendment extends the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon the Partnership’s leverage ratio being less than or equal to 2.75 to 1.0 and the Partnership having liquidity greater than or equal to $15 million for either quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for either period, the expiration date of the amended and restated credit agreement will revert to July 2016. The third amendment also reduces the borrowing capacity under the credit facility to a maximum of $100 million and reduces the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by the Partnership consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitments under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce commitments under the facility on a dollar-for-dollar basis. The third amendment alters the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by the Partnership from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.0. The third amendment limits the Partnership’s quarterly distributions to a maximum of $0.035 per unit unless (i) the pro forma leverage ratio of the Partnership, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removes the interest coverage ratio covenant and replaces it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ending September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by the Partnership, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and the borrowers’ available liquidity is at least $20 million. The third amendment does not permit the Partnership to issue any new equity of the Partnership unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under the Partnership’s long-term incentive plan are excluded from this requirement. The third amendment limits the amount of the Partnership’s capital expenditures to $20.0 million for fiscal year 2015 and limits capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, the Partnership may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to our “general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes of our Annual Report on Form 10-K for the year ended December 31, 2014 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2014 included in this Annual Report on Form 10-K.

In addition, this discussion includes forward looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See the section “Cautionary Note Regarding Forward Looking Statements”. In addition, factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” also included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, we operated nine mines, including four underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. Our oil and natural gas investments as of March 31, 2015 consisted of approximately 1,900 net mineral acres that we own in the Cana Woodford region.

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

For the three months ended March 31, 2015, we generated revenues of approximately $56.2 million and we generated a net loss of approximately $3.9 million. For the three months ended March 31, 2015, we produced and sold approximately 0.9 million tons of coal, of which approximately 83% of tons sold were sold pursuant to supply contracts.

Recent Developments

Rhino Eastern Join Venture Dissolution

In January 2015, we completed a Membership Transfer Agreement (the “Transfer Agreement”) with an affiliate of Patriot Coal Corporation (“Patriot”) that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to us and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. We retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance. As part of the closing of the Transfer Agreement, we and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement. As of December 31, 2014, we recorded an impairment charge of approximately $5.9 million related to our investment in the Rhino Eastern joint venture based upon the fair value of the assets received and liabilities assumed in the dissolution of the joint venture compared to the carrying amount of our investment in the joint venture. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on our net income for the three months ended March 31, 2015.

Distribution Reduction

For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced a cash distribution of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the previous quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution reduction was the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. In conjunction with the distribution reduction, we have increased our focus on cost and productivity improvements at our ongoing core operations, along with a focus on reducing the carrying costs of non-core and idled operations.  The distribution reduction and cost improvements are designed to preserve liquidity to enhance our long-term value.

Our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in our Partnership agreement. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level, we have accumulated arrearages at March 31, 2015 related to the common unit distribution of approximately $21.0 million.

Utica Shale Oil and Natural Gas Investment Sale

We and an affiliate of Wexford Capital LP (“Wexford Capital”) participated with Gulfport Energy (“Gulfport”) to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale region of eastern Ohio. As of December 31, 2013, we had invested approximately

$31.1 million for our pro rata interest in the Utica Shale portfolio of oil and gas leases, which consisted of a 5% interest in a total of approximately 152,300 gross acres, or approximately 7,615 net acres. In addition, per the joint operating agreement among us, Gulfport and an affiliate of Wexford Capital, we had funded our proportionate share of drilling costs to Gulfport for wells being drilled on our acreage. As of December 31, 2013, we had funded approximately $23.3 million of drilling costs.

In March 2014, we completed a purchase and sale agreement (the “Purchase Agreement”) with Gulfport to sell our oil and natural gas properties in the Utica Shale region for approximately $184.0 million (the “Purchase Price”). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from our portion of its Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, we were immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. In December 2014, we settled the remaining $5.0 million due from Gulfport based upon net amounts payable from us to Gulfport prior to the effective date of the Purchase Agreement as well as amounts due us related to legal reviews of the properties subject to the Purchase Agreement and other unsettled items due to us prior to the effective date of the Purchase Agreement. The net effect of this settlement resulted in us paying Gulfport approximately $46,000 in December 2014. We recorded a gain of approximately $121.7 million during the three months ended March 31, 2014 related to this sale. The sale of our investment in the Utica Shale allowed us to eliminate substantially all of our debt and enhanced our financial flexibility. The elimination of our debt provides us the capability to opportunistically expand our operations and increase our cash flow through the development of existing coal reserves or the potential acquisition of MLP qualifying assets.

Credit Facility

In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The third amendment extends the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon our leverage ratio being less than or equal to 2.75 to 1.0 and us having liquidity greater than or equal to $15 million for either quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for either period, the expiration date of the amended and restated credit agreement will revert to July 2016. The third amendment also reduces the borrowing capacity under the credit facility to a maximum of $100 million and reduces the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by us consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitments under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce commitments under the facility on a dollar-for-dollar basis. The third amendment alters the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by us from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.0. The third amendment limits our quarterly distributions to a maximum of $0.035 per unit unless (i) our pro forma leverage ratio, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removes the interest coverage ratio covenant and replaces it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ending September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by us, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and our available liquidity is at least $20 million. The third amendment does not permit us to issue any new equity unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under our long-term incentive plan are excluded from this requirement. The third amendment limits the amount of our capital expenditures to $20.0 million for fiscal year 2015 and limits capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, we may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million.

Other Oil and Natural Gas Activities

In January 2014, we received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC (“Blackhawk”) of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. In February 2015, we received approximately $0.7 million in additional proceeds from the sale by Blackhawk that had been held in escrow. As part of the joint operating agreement for the Utica Shale investment discussed above, we had the right to approximately 5% of the proceeds of the sale by Blackhawk.

Other Investments

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate portion of the operating income for this investment during the three months ended March 31, 2015 of approximately $0.1 million.

In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. In November 2014, we contributed our investment interest in

Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. We account for our investment in Mammoth as a cost method investment based upon our ownership percentage.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of March 31, 2015, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015 Q2-Q4	2,677	18
2016	2,611	7
2017	1,650	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of March 31, 2015, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of March 31, 2015, together included one underground mine, three surface mines and four preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of March 31, 2015. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of March 31, 2015. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes our new underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our new Pennyrile mining complex began production and sales in mid-2014.

We had historically reported an Eastern Met segment, which included our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex, located in West Virginia, and for which we served as manager. We had considered this operation to comprise a separate operating segment prior to its dissolution in January 2015. With the dissolution of the Rhino Eastern joint venture in January 2015, we had no operating activities for this joint venture for the three months ended March 31, 2015.

Evaluating Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA.  The discussion of our results of operations below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, including our proportionate share of these expense items from our Rhino Eastern LLC joint venture incurred in prior periods prior to the dissolution of this joint venture in January 2015, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliation of Adjusted EBITDA to Net Income by Segment” for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in millions)
Statement of Operations Data:
Total revenues	$56.2	$59.9
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46.1	46.4
Freight and handling costs	0.5	0.3
Depreciation, depletion and amortization	8.9	9.2
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.4	5.6
Loss/(gain) on sale/disposal of assets-net	—	(0.7)
(Loss) from operations	(3.7)	(0.9)
Interest and other (expense)/income:
Interest expense	(1.0)	(3.2)
Interest income	—	—
Equity in net income/(loss) of unconsolidated affiliates	0.1	(0.9)
Total interest and other (expense)	(0.9)	(4.1)
Net (loss) from continuing operations	(4.6)	(5.0)
Net income from discontinued operations	0.7	130.5
Net (loss)/income	$(3.9)	$125.5

Other Financial Data
Adjusted EBITDA from continuing operations	$5.5	$7.7
Net income from discontinued operations	0.7	130.5
Total Adjusted EBITDA	$6.2	$138.2

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Summary.  For the three months ended March 31, 2015, our total revenues decreased to $56.2 million from $59.9 million for the three months ended March 31, 2014, which is a 6.3% decrease. We sold 0.9 million tons of coal for the three months ended March 31, 2015, which is a 3.1% increase compared to the tons of coal sold for the three months ended March 31, 2014. The increase in tons sold was the result of sales from our new Pennyrile operation in the Illinois

Basin, partially offset by continued weak demand in the met and steam coal markets at our remaining operations. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to ongoing economic weakness in China and Europe.

Net loss from continuing operations and Adjusted EBITDA from continuing operations decreased for the three months ended March 31, 2015 from the three months ended March 31, 2014. We generated a net loss from continuing operations of approximately $4.6 million for the three months ended March 31, 2015 compared to a net loss from continuing operations of approximately $5.0 million for the three months ended March 31, 2014. Our total net loss from continuing operations improved slightly year to year primarily due to the dissolution of the Rhino Eastern joint venture which had adversely impacted our results as well as higher interest expense for the three months ended March 31, 2014 compared to 2015, partially offset by increased costs due to the ongoing startup of our new Pennyrile mine in the Illinois Basin. Net loss from continuing operations for the three months ended March 31, 2014 was negatively impacted due to a $0.9 million net loss from the Rhino Eastern joint venture, which was dissolved in January 2015.

Adjusted EBITDA from continuing operations decreased to $5.5 million for the three months ended March 31, 2015 from $7.7 million for the three months ended March 31, 2014. Adjusted EBITDA from continuing operations decreased period to period primarily due to higher interest expense for the three months ended March 31, 2014 that was added to the net loss from continuing operations and resulted in higher EBITDA for the three months ended March 31, 2014 compared to the same period in 2015.

Including income from discontinued operations of approximately $0.7 million, our total net loss and Adjusted EBITDA for the three months ended March 31, 2015 were $3.9 million and $6.2 million, respectively. Income from discontinued operations consisted of a gain of approximately $0.7 million from the receipt of additional proceeds for the Blackhawk sale discussed earlier. Including income from discontinued operations of approximately $130.5 million, our total net income and Adjusted EBITDA for the three months ended March 31, 2014 were $125.5 million and $138.2 million, respectively. Income from discontinued operations consisted primarily of the gain of approximately $121.7 million from the sale of our Utica Shale oil and natural gas properties.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the three months ended March 31, 2015 and 2014:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	March 31, 2015	March 31, 2014	Tons	% *
	(in thousands, except %)
Central Appalachia	237.0	352.9	(115.9)	(32.8)%
Northern Appalachia	250.9	262.0	(11.1)	(4.2)%
Rhino Western	229.1	231.6	(2.5)	(1.1)%
Illinois Basin	156.0	—	156.0	n/a
Total *	873.0	846.5	26.5	3.1%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 0.9 million tons of coal for the three months ended March 31, 2015 compared to approximately 0.8 million tons for the three months ended March 31, 2014. The slight increase in total tons sold year-to-year was primarily due to sales from our new Pennyrile mine, partially offset by lower sales from our other segments due to weak demand for met and steam coal. Tons of coal sold in our Central Appalachia segment decreased by approximately 32.8% to approximately 0.2 million tons for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a decrease in steam coal tons sold in the three months ended March 31, 2015 compared to 2014 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased slightly by 4.2% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to lower sales from our Hopedale complex due to ongoing railroad transportation constraints. Coal sales from our Rhino Western segment were relatively flat for the three months ended March 31, 2015 compared to the same period in 2014. Our Illinois Basin segment includes our initial sales from our new Pennyrile mine in western Kentucky.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the three months ended March 31, 2015 and 2014:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	March 31, 2015	March 31, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$15.2	$25.7	$(10.5)	(40.8)%
Freight and handling revenues	—	—	—	n/a
Other revenues	7.0	4.9	2.1	45.2%
Total revenues	$22.2	$30.6	$(8.4)	(27.2)%
Coal revenues per ton*	$64.22	$72.89	$(8.67)	(11.9)%
Northern Appalachia
Coal revenues	$14.7	$15.9	$(1.2)	(7.8)%
Freight and handling revenues	0.5	0.3	0.2	59.5%
Other revenues	2.1	2.5	(0.4)	(15.9)%
Total revenues	$17.3	$18.7	$(1.4)	(7.6)%
Coal revenues per ton*	$58.60	$60.85	$(2.25)	(3.7)%
Rhino Western
Coal revenues	$8.5	$9.6	$(1.1)	(11.7)%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$8.5	$9.6	$(1.1)	(11.7)%
Coal revenues per ton*	$36.90	$41.34	$(4.44)	(10.7)%
Illinois Basin
Coal revenues	$7.2	$—	$7.2	n/a
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$7.2	$—	$7.2	n/a
Coal revenues per ton*	$46.02	$—	$46.02	n/a
Other*
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	1.0	1.0	—	(6.6)%
Total revenues	$1.0	$1.0	$—	(6.6)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$45.6	$51.2	$(5.6)	(11.1)%
Freight and handling revenues	0.5	0.3	0.2	59.5%
Other revenues	10.1	8.4	1.7	20.5%
Total revenues	$56.2	$59.9	$(3.7)	(6.3)%
Coal revenues per ton*	$52.18	$60.53	$(8.35)	(13.8)%

*                                         Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Our coal revenues for the three months ended March 31, 2015 decreased by approximately $5.6 million, or 11.1%, to approximately $45.6 million from approximately $51.2 million for the three months ended March 31, 2014. The decrease in coal revenues was primarily due to fewer steam coal tons sold and lower met coal prices in Central Appalachia, partially offset by sales from our new Pennyrile mine in the Illinois Basin. Coal revenues per ton were $52.18 for the three months ended March 31, 2015, a decrease of $8.35, or 13.8%, from $60.53 per ton for the three months ended March 31, 2014. This decrease in coal revenues per ton was primarily the result of lower prices for met and steam coal sold in Central Appalachia, as well as a mix of more lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $10.5 million, or 40.8%, to approximately $15.2 million for the three months ended March 31, 2015 from approximately $25.7 million for the three months ended March 31, 2014, primarily due to fewer steam coal tons sold and a decrease in the price for met and steam coal tons sold, which reflects the weak coal markets conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $8.67, or 11.9%, to $64.22 per ton for the three months ended March 31, 2015 as compared to $72.89 for the three months ended March 31, 2014, primarily due to lower prices for steam coal sold. Other revenues for our Central Appalachia segment increased during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to higher revenue for transloading services provided to a third party at one of our Central Appalachia mining complexes.

For our Northern Appalachia segment, coal revenues were approximately $14.7 million for the three months ended March 31, 2015, a decrease of approximately $1.2 million, or 7.8%, from approximately $15.9 million for the three months ended March 31, 2014. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia primarily due to railroad transportation constraints. Coal revenues per ton for our Northern Appalachia segment decreased by $2.25, or 3.7%, to $58.60 per ton for the three months ended March 31, 2015 as compared to $60.85 per ton for the three months ended March 31, 2014. This decrease was primarily due to the mix of more lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased approximately $1.1 million, or 11.7%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Coal revenues per ton for our Rhino Western segment were $36.90 for the three months ended March 31, 2015, a decrease of $4.44, or 10.7%, from $41.34 for the three months ended March 31, 2014. The decrease in coal revenues and coal revenues per ton per ton were due to a decrease in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended March 31, 2015 compared to the same period in 2014.

Coal revenues of approximately $7.2 million for the Illinois Basin consisted of initial sales from our new Pennyrile mine in western Kentucky.

Other revenues for our Other category were relatively flat at approximately $1.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase (Decrease) %*
Met coal tons sold	78.3	86.3	(9.3)%
Steam coal tons sold	158.7	266.6	(40.5)%
Total tons sold	237.0	352.9	(32.8)%

Met coal revenue	$6,059	$7,005	(13.5)%
Steam coal revenue	$9,159	$18,714	(51.1)%
Total coal revenue	$15,218	$25,719	(40.8)%

Met coal revenues per ton	$77.39	$81.17	(4.7)%
Steam coal revenues per ton	$57.72	$70.21	(17.8)%
Total coal revenues per ton	$64.22	$72.89	(11.9)%

Met coal tons produced	97.5	107.1	(9.0)%
Steam coal tons produced	168.1	235.3	(28.6)%
Total tons produced	265.6	342.4	(22.4)%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended March 31, 2015 and 2014:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	March 31, 2015	March 31, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$12.8	$21.1	$(8.3)	(39.0)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	4.0	5.4	(1.4)	(26.9)%
Selling, general and administrative	4.1	5.3	(1.2)	(21.6)%
Cost of operations per ton*	$54.23	$59.70	$(5.47)	(9.2)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.0	$14.4	$(1.4)	(9.7)%
Freight and handling costs	0.5	0.3	0.2	78.0%
Depreciation, depletion and amortization	1.9	1.9	—	(1.7)%
Selling, general and administrative	—	—	—	23.3%
Cost of operations per ton*	$51.87	$55.00	$(3.13)	(5.7)%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.7	$7.7	$—	(0.3)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.6	1.4	0.2	13.6%
Selling, general and administrative	0.1	0.1	—	(24.5)%
Cost of operations per ton*	$33.70	$33.43	$0.27	0.8%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$9.9	$(0.5)	$10.4	n/a
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.2	0.2	1.0	484.4%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$63.17	$—	$63.17	n/a

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$2.7	$3.7	$(1.0)	(26.3)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.2	0.3	(0.1)	(28.4)%
Selling, general and administrative	0.2	0.2	—	2.9%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$46.1	$46.4	$(0.3)	(0.5)%
Freight and handling costs	0.5	0.3	0.2	78.0%
Depreciation, depletion and amortization	8.9	9.2	(0.3)	(4.1)%
Selling, general and administrative	4.4	5.6	(1.2)	(20.5)%
Cost of operations per ton*	$52.86	$54.82	$(1.96)	(3.6)%

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

Cost of Operations.  Total cost of operations was $46.1 million for the three months ended March 31, 2015 as compared to $46.4 million for the three months ended March 31, 2014. Our cost of operations per ton was $52.86 for the three months ended March 31, 2015, a decrease of $1.96, or 3.6%, from the three months ended March 31, 2014. Total cost of operations decreased slightly due to lower costs in Central Appalachia as we reduced production in this region due to weak market demand, partially offset by the ongoing startup of our new Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Central Appalachia region as we optimized production at lower cost operations, as well as lower costs from our Northern Appalachia operations as we experienced adverse mining conditions at our Hopedale operation as we developed the 7-seam reserve during the three months ended March 31, 2014. Mining conditions have improved at Hopedale during the three months ended March 31, 2015 compared to the same period in 2014, although we are still experiencing intermittent adverse mining conditions in the 7-seam reserve that have increased our cost of operations per ton in Northern Appalachia. The decrease in the cost of operations per ton for three months ended March 31, 2015 compared to the same period in 2014 was partially offset by high cost of operations per ton experienced at Pennyrile as we continue the startup of this mine.

Our cost of operations for the Central Appalachia segment decreased by $8.3 million, or 39.0%, to $12.8 million for the three months ended March 31, 2015 from $21.1 million for the three months ended March 31, 2014. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions. Our cost of operations per ton decreased to $54.23 per ton for the three months ended March 31, 2015 from $59.70 per ton for the three months ended March 31, 2014. The decrease in cost of operations per ton was primarily due to production at lower cost operations.

In our Northern Appalachia segment, our cost of operations decreased by $1.4 million, or 9.7%, to $13.0 million for the three months ended March 31, 2015 from $14.4 million for the three months ended March 31, 2014. Our cost of operations per ton was $51.87 for the three months ended March 31, 2015, a decrease of $3.13, or 5.7%, compared to $55.00 for the three months ended March 31, 2014. The decrease in total cost of operations and cost of operations per ton was primarily due to the adverse mining conditions at our Hopedale operation experienced during the three months ended March 31, 2014, which was discussed earlier.

Our cost of operations for the Rhino Western segment was flat year to year at $7.7 million, while our cost of operations per ton were also relatively flat year to year at $33.70 per ton for the three months ended March 31, 2015.

Cost of operations in our Illinois Basin segment was $9.9 million while cost of operations per ton was $63.17 for the three months ended March 31, 2015, both of which related to our new Pennyrile mining complex in western Kentucky.

Cost of operations in our Other category decreased by $1.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to lower costs for outside professional services.

Freight and Handling.  Total freight and handling cost for the three months ended March 31, 2015 increased by $0.2 million, or 78.0%, to $0.5 million from $0.3 million for the three months ended March 31, 2014. This increase was primarily due to an increase in coal tons sold for the three months ended March 31, 2015 from the same period in 2014 from our Sands Hill mining complex that requires transportation by truck to the customer.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2015 was $8.9 million as compared to $9.2 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015, our depreciation cost was relatively flat at $7.6 million compared to $7.5 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015, our depletion cost decreased to $0.8 million compared to $1.2 million for the three months ended March 31, 2014. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the three months ended March 31, 2015, our amortization cost was flat year to year at $0.5 million.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2015 decreased to $4.4 million as compared to $5.6 million for the three months ended March 31, 2014. This decrease was primarily attributable to lower corporate overhead expenses.

Interest Expense.  Interest expense for the three months ended March 31, 2015 decreased to $1.0 million as compared to $3.2 million for the three months ended March 31, 2014. This decrease was primarily due a lower balance on our revolving credit facility, as well as the write-off of approximately $1.1 million of a portion of our unamortized debt issuance costs during the three months ended March 31, 2014. This write-off was due to an amendment of our credit facility during the three months ended March 31, 2014 that reduced the borrowing capacity from $300 million to $200 million. See the discussion on our credit agreement in the Liquidity section that follows for more information on this amendment.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the three months ended March 31, 2015 and 2014:

	Three months ended	Three months ended	Increase
Segment	March 31, 2015	March 31, 2014	(Decrease)
	(in millions)
Central Appalachia	$(0.2)	$(3.8)	$3.6
Northern Appalachia	1.2	1.1	0.1
Rhino Western	(1.3)	(0.3)	(1.0)
Illinois Basin	(4.6)	(0.1)	(4.5)
Eastern Met *	—	(0.9)	0.9
Other	0.3	(1.0)	1.3
Total	$(4.6)	$(5.0)	$0.4

For the three months ended March 31, 2015, total net loss from continuing operations was a loss of approximately $4.6 million compared to net loss from continuing operations of approximately $5.0 million for the three months ended March 31, 2014. Our total net loss from continuing operations improved slightly year to year primarily due to the dissolution of the Rhino Eastern joint venture which had adversely impacted our results in 2014 as well as higher interest expense for the three months ended March 31, 2014 compared to 2015, partially offset by increased costs due to the ongoing startup of our new Pennyrile mine in the Illinois Basin. Including our income from discontinued operations of approximately $0.7 million, our total net loss for the three months ended March 31, 2015 was approximately $3.9 million. Our income from discontinued operations for the three months ended March 31, 2015 consisted of a gain of approximately $0.7 million from the receipt of additional proceeds for the Blackhawk sale discussed earlier. Including our income from discontinued operations of approximately $130.5 million, our total net income for the three months ended March 31, 2014 was approximately $125.5 million. Our income from discontinued operations for the three months ended March 31, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties.

For our Central Appalachia segment, net loss from continuing operations was approximately $0.2 million for the three months ended March 31, 2015, a $3.6 million smaller net loss as compared to the three months ended March 31, 2014 as we continue to focus on lowering costs in this region. Net income from continuing operations in our Northern Appalachia segment increased by $0.1 million to $1.2 million for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014. This slight increase was primarily due to lower costs attributable to improved mining conditions at our Hopedale complex discussed earlier, partially offset by fewer tons sold at our Hopedale complex due to railroad transportation constraints. Net loss from continuing operations in our Rhino Western segment was a loss of $1.3 million for the three months ended March 31, 2015, compared to a net loss from continuing operations of $0.3 million for the three months ended March 31, 2014. This increase in net loss was primarily the result of lower coal revenue due to lower contract prices for coal sold from our Castle Valley mine compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $4.6 million for the three months ended March 31, 2015 as we incurred additional costs at the new Pennyrile mining complex as we continue to optimize the operations at this new mining facility. For the Other category, we had net income from continuing operations of $0.3 million for the three months ended March 31, 2015, which was an improvement compared to a net loss from continuing operations of $1.0 million for the three months ended March 31, 2014. Results improved year to year primarily due to approximately $0.6 million in bonus lease payments related to our Cana Woodford oil and gas properties that we received during the three months ended March 31, 2015.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended March 31, 2015 and 2014:

	Three months ended	Three months ended	Increase
Segment	March 31, 2015	March 31, 2014	(Decrease)
	(in millions)
Central Appalachia	$4.3	$2.6	$1.7
Northern Appalachia	3.2	3.2	—
Rhino Western	0.4	1.2	(0.8)
Illinois Basin	(3.2)	0.2	(3.4)
Eastern Met *	—	(0.6)	0.6
Other	0.8	1.1	(0.3)
Total	$5.5	$7.7	$(2.2)

Adjusted EBITDA from continuing operations for the three months ended March 31, 2015 was $5.5 million, a decrease of $2.2 million from the three months ended March 31, 2014. Adjusted EBITDA from continuing operations decreased period to period primarily due to higher interest expense for the three months ended March 31, 2014 that was added to the net loss from continuing operations and resulted in higher EBITDA for the three months ended March 31, 2014 compared to the same period in 2015. Total Adjusted EBITDA for the three months ended March 31, 2015 and 2014 was $6.2 million and $138.2 million, respectively, once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income from continuing operations	$(0.2)	$1.2	$(1.3)	$(4.6)	$0.3	$(4.6)
Plus:
DD&A	4.0	1.9	1.6	1.2	0.2	8.9
Interest expense	0.3	0.1	0.1	0.2	0.3	1.0
EBITDA from continuing operations†	$4.1	$3.2	$0.4	$(3.2)	$0.8	$5.3
Plus: Provision for doubtful accounts (1)	0.2	—	—	—	—	0.2
Adjusted EBITDA from continuing operations†	4.3	3.2	0.4	(3.2)	0.8	5.5
Net income from discontinued operations	—	—	—	—	—	0.7
Adjusted EBITDA †	$4.3	$3.2	$0.4	$(3.2)	$0.8	$6.2

	Central	Northern	Rhino	Illinois	Eastern
Three months ended March 31, 2014	Appalachia	Appalachia	Western	Basin	Met *	Other	Total
	(in millions)
Net income from continuing operations	$(3.8)	$1.1	$(0.3)	$(0.1)	$(0.9)	$(1.0)	$(5.0)
Plus:
DD&A	5.4	1.9	1.4	0.2	—	0.3	9.2
Interest expense	1.0	0.2	0.1	0.1	—	1.8	3.2
EBITDA from continuing operations†	$2.6	$3.2	$1.2	$0.2	$(0.9)	$1.1	$7.4
Plus: Rhino Eastern DD&A-51%	—	—	—	—	0.3	—	0.3
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	2.6	3.2	1.2	0.2	(0.6)	1.1	7.7
Net income from discontinued operations	—	—	—	—	—	—	130.5
Adjusted EBITDA †	$2.6	$3.2	$1.2	$0.2	$(0.6)	$1.1	$138.2

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

(1)                                 During the first quarter of 2015, we recorded a provision for doubtful accounts of approximately $0.2 million related to one of our Elk Horn lessee customers in Central Appalachia that was in bankruptcy proceedings. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended March 31,
	2015	2014
	(in millions)
Net cash provided by operating activities	$2.0	$11.9
Plus:
Increase in net operating assets	3.0	—
Gain on sale of assets	0.7	130.8
Amortization of deferred revenue	0.5	0.3
Amortization of actuarial gain	0.1	0.1
Interest expense	1.0	3.2
Equity in net income of unconsolidated affiliate	0.1	—
Less:
Decrease in net operating assets	—	5.3
Accretion on interest-free debt	—	—
Amortization of advance royalties	0.1	0.1
Amortization of debt issuance costs	0.2	1.4
Provision for doubtful accounts	0.2	—
Equity-based compensation	—	0.1
Accretion on asset retirement obligations	0.5	0.6
Distribution from unconsolidated affiliates	0.2	—
Equity in net loss of unconsolidated affiliates	—	0.9
EBITDA†	$6.2	$137.9
Plus: Rhino Eastern DD&A-51%	—	0.3
Plus: Rhino Eastern interest expense-51%	—	—
Adjusted EBITDA† **	6.2	138.2
Less: Net income from discontinued operations	0.7	130.5
Adjusted EBITDA from continuing operations †	$5.5	$7.7

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

The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of March 31, 2015, our available liquidity was $4.6 million, including cash on hand of $0.2 million and $4.4 million available under our credit agreement.

For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced a cash distribution of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the previous quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution reduction was the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. The distribution reduction is designed to preserve liquidity to ensure we meet our future financial requirements described above and to enhance our long-term value.

Please read “—Capital Expenditures” for a further discussion of the impact on liquidity.

Cash Flows

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2015 as compared to $11.9 million for the three months ended March 31, 2014. This decrease in cash provided by operating activities was primarily the result of negative changes in working capital for the three months ended March 31, 2015 as compared to 2014. The negative working capital changes for the three months ended March 31, 2015 consisted primarily of an increase in inventory during the period, which the Partnership plans to reduce by modifying production schedules and increasing sales activity in the upcoming months, as well as an increase in accounts receivable due to the timing of sales during the three months ended March 31, 2015.

Net cash used for investing activities was $2.2 million for the three months ended March 31, 2015 as compared to net cash provided by investing activities of $159.8 million for the three months ended March 31, 2014. The decrease in cash provided by investing activities was primarily due to the proceeds received from the sale of our Utica Shale oil and natural gas assets during the three months ended March 31, 2014.

Net cash used in financing activities for the three months ended March 31, 2015 was $0.2 million, which was primarily attributable to distributions paid to unitholders, partially offset by net borrowings under our revolving credit facility. Net cash used in financing activities for the three months ended March 31, 2014 was $170.9 million, which was primarily attributable to repayments on debt during this period with the proceeds from the Utica Shale oil and natural gas property sale, along with distributions paid to unitholders.

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

Actual maintenance capital expenditures for the three months ended March 31, 2015 were approximately $1.8 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2015 were approximately $1.3 million, which were primarily related to the payments for the final development of our new Riveredge mine on our Pennyrile property in western Kentucky.

We believe that we have sufficient liquid assets, cash flows from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for the next twelve months. The reduction in our quarterly distribution to common unitholders discussed earlier was an additional step we undertook to ensure we could meet our future financial commitments to operate the business. Additionally, the amendment to our revolving credit facility completed in April 2015 and discussed further below has provided us with additional capabilities to meet our future financial commitments by increasing our potential available borrowing capacity. Based upon a maximum borrowing capacity of 3.5 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement before the amendment), we had available borrowing capacity of approximately $4.4 million at March 31, 2015. Based upon the April 2015 amendment that increased the borrowing capacity to 3.75 times a trailing twelve-month EBITDA calculation, our available borrowing capacity would have been approximately $8.9 million at March 31, 2015. However, we are subject to future business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity and could affect the future distribution amounts paid to our unitholders.

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

Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the period ended March 31, 2015, we were in compliance with respect to all covenants contained in the credit agreement. The credit agreement expires in July 2016.

At March 31, 2015, we had borrowed $54.4 million at a variable interest rate of LIBOR plus 2.50% (2.68% at March 31, 2015) and an additional $0.7 million at a variable interest rate of PRIME plus 1.50% (4.75% at March 31, 2014). In addition, we had outstanding letters of credit of approximately $16.0 million at a fixed interest rate of 2.50% at March 31, 2015. We had not used $4.4 million of the borrowing availability at March 31, 2015. During the three months ended March 31, 2015, we had average borrowings outstanding of approximately $61.1 million in relation to this credit agreement.

In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The third amendment extends the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon our leverage ratio being less than or equal to 2.75 to 1.0 and us having liquidity greater than or equal to $15 million for either quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for either period, the expiration date of the amended and restated credit agreement will revert to July 2016. The third amendment also reduces the borrowing capacity under the credit facility to a maximum of $100 million and reduces the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by us consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitments under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce commitments under the facility on a dollar-for-dollar basis. The third amendment alters the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by us from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.0. The third amendment limits our quarterly distributions to a maximum of $0.035 per unit unless (i) our pro forma leverage ratio, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removes the interest coverage ratio covenant and replaces it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ending September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by us, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and our available liquidity is at least $20 million. The third amendment does not permit us to issue any new equity unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under our long-term incentive plan are excluded from this requirement. The third amendment limits the amount of our capital expenditures to $20.0 million for fiscal year 2015 and limits capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, we may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million.

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

As of March 31, 2015, we had $16.0 million in letters of credit outstanding, of which $10.9 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and estimates as of March 31, 2015.

Recent Accounting Pronouncements

Refer to Item 1. Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity risk and interest rate risk.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts. As of March 31, 2015, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015 Q2-Q4	2,677	18
2016	2,611	7
2017	1,650	3

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

A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by less than $0.1 million for the three months ended March 31, 2015. A hypothetical increase of 10% in steel prices would have reduced net income by $0.2 million for the three months ended March 31, 2015. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.1 million for the three months ended March 31, 2015.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.1 million for the three months ended March 31, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2014. These risks are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the period covered by this report.

Item 3.         Defaults upon Senior Securities.

None.

Item 4.         Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended March 31, 2015 is included in Exhibit 95.1 to this report.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibit Number	Description
2.1

Membership Transfer Agreement between Rhino Eastern JV Holding Company LLC, Rhino Energy WV LLC, and Rhino Eastern LLC dated December 31, 2014, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 7, 2015

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2015

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

By: Rhino GP LLC, its General Partner

Date: May 6, 2015	By:	/s/ Joseph E. Funk
Joseph E. Funk
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015	By:	/s/ Richard A. Boone
Richard A. Boone
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)