Form 10-K/A
period 2014-12-31
Rhino Resource Partners LP
filed 2015-08-07
CIK 1490630

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to the Annual Report on Form 10-K of Rhino Resource Partners LP (the "Partnership") for the year ended December 31, 2014, originally filed on March 11, 2015 ("Original Form 10-K"), is being filed to restate its audited consolidated financial statements for the years ended December 31, 2014 and 2013 (the "Restated Periods") and update related disclosure to reflect adjustments to the allocation of net income/ (loss) to its common and subordinated unitholders for purposes of calculating earnings per unit and adjust the previously reported amounts of earnings per unit for each of the Restated Periods.

        The Partnership has not paid a cash distribution in respect of its subordinated units for any quarter following the quarter ended March 31, 2012. The Partnership did not correctly reflect the impact of such non-payment on the allocation of net income/(loss) between common units and subordinated units for the purposes of calculating earnings per unit for each unitholder class. The corrected calculations allocate more net income or less net (loss), as applicable, to common units and less net income or more net (loss), as applicable, to subordinated units for the purposes of calculating earnings per unit for each unitholder class.

        There are no other changes to our previously issued audited consolidated financial statements for the Restated Periods, or any quarterly periods within the Restated Periods. The restatements have no impact on previously reported income before income taxes, net income, the consolidated statements of financial position, the consolidated statements of cash flows or the consolidated statements of partners' capital. Management concluded that the impact of the error on the 2012 consolidated financial statements is immaterial and therefore, basic and diluted net income per limited partner unit have not been restated for this period.

        Management has determined that it had a material weakness in internal control over financial reporting related to the precision of review and application of technical accounting principles over the calculation of net income/(loss) per common unit and subordinated unit during the Restated Periods. Management is evaluating and implementing remediation plans to address this material weakness in internal control over financial reporting. This Form 10-K/A amends and restates only the following items of the Original Form 10-K:

  •
  Part II, Item 6. Selected Financial Data

  •
  Part II, Item 8. Financial Statements and Supplementary Data

  •
  Part II, Item 9A. Controls and Procedures

  •
  Part IV, Item 15. Exhibits, Financial Statements and Schedules

        In accordance with applicable Securities and Exchange Commission rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-K/A. This Form 10-K/A also includes new consents from our current and former independent registered public accounting firms.

        Except as described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

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

PART II

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

"Item 8. Financial Statements and Supplementary Data." for more information regarding the sale of our Utica Shale property.

	For the Year Ended December 31,
(in thousands, except per unit and per ton data)	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenues	$239,057	$272,265	$351,743	$367,221	$305,647
Costs and Expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	200,141	199,705	247,719	267,603	220,756
Freight and handling costs	1,877	1,294	5,833	4,329	2,634
Depreciation, depletion and amortization	37,233	39,627	41,274	36,325	34,108
Selling, general and administrative (exclusive of depreciation, depletion and amortization)	19,226	19,800	20,442	21,815	16,449
Asset impairment loss	45,296	1,667	—	—	652
(Gain) loss on sale/acquisition of assets—net	(569)	(10,359)	(4,890)	(3,172)	(10,716)

Total costs and expenses	303,204	251,734	310,378	326,900	263,883

Income from operations	(64,147)	20,531	41,365	40,321	41,764
Interest and other income (expense):
Interest expense and other	(5,708)	(7,898)	(7,767)	(6,062)	(5,338)
Interest income and other	274	207	92	51	24
Equity in net income (loss) of unconsolidated affiliate	(11,712)	(4,729)	5,757	2,988	4,699

Total interest and other income (expense)	(17,146)	(12,420)	(1,918)	(3,023)	(615)

Income before income taxes from continuing operations	(81,293)	8,111	39,447	37,298	41,149
Income tax	—	—	—	—	—

Net income from continuing operations	(81,293)	8,111	39,447	37,298	41,149

Income from discontinued operations	130,342	1,307	88	—	—

Net income	$49,049	$9,418	$39,535	$37,298	$41,149

Basic and diluted net income per limited partner common unit:(1) (AS RESTATED for 2014 and 2013)
Net income per unit from continuing operations	$(2.32)	$1.07	$1.39	$1.40	$0.22
Net income per unit from discontinued operations	4.39	0.04	0.01	—	—

Net income per common unit, basic and diluted	$2.07	$1.11	$1.40	$1.40	$0.22

Distributions paid per limited partner unit	$1.385	$1.78	$1.85	$1.8108	n/a
Weighted average number of limited partner common units outstanding:
Basic	16,678	15,751	15,331	13,725	12,400
Diluted	16,685	15,760	15,335	13,744	12,413
Balance Sheet Data:
Cash and cash equivalents	$626	$423	$461	$449	$76
Property and equipment, net	383,437	424,990	433,791	430,242	282,577
Total assets	473,338	567,767	559,876	539,203	358,645
Total liabilities	152,413	271,396	260,082	237,266	111,028
Total debt—short term and long term	57,432	171,046	163,549	143,098	36,528
Partners' capital/Members' equity	$320,925	$296,371	$299,794	$301,937	$247,617
Operating Data(2):
Tons of coal sold	3,557	3,673	4,670	4,876	4,306
Tons of coal produced/purchased	3,514	3,689	4,699	4,873	4,312
Coal revenues per ton(3)	$57.03	$64.42	$65.22	$68.47	$67.32
Cost of operations per ton(4)	$56.26	$54.37	$53.04	$54.88	$51.27
Other Financial Data:
Net cash provided by operating activities	$21,181	$51,730	$79,744	$66,916	$55,001
Net cash used in investing activities	116,741	(43,908)	(58,404)	(188,024)	(37,644)
Net cash (used in) provided by financing activities	(137,719)	(7,860)	(21,328)	121,481	(17,968)
Adjusted EBITDA from continuing operations	15,531	59,239	89,637	81,221	71,473
Adjusted EBITDA	145,873	63,528	89,821	81,221	71,473
Capital expenditures(5)	$62,986	$54,522	$61,772	$211,473	$41,250

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

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA to net income:
Net income from continuing operations	$(81,293)	$8,111	$39,447	$37,298	$41,149
Plus:
Depreciation, depletion and amortization	37,233	39,627	41,274	36,325	34,108
Interest expense	5,708	7,898	7,767	6,062	5,338

EBITDA from continuing operations(a)	(38,352)	55,636	88,488	79,685	80,595

Plus: Rhino Eastern DD&A-51%	948	994	1,070	1,509	1,630
Plus: Rhino Eastern interest expense-51%	41	8	79	27	37
Less: Gain from Castle Valley acquisition(b)	—	—	—	—	(10,789)
Plus: Impairment of Rhino Eastern joint venture(c)	5,863	—	—	—	—
Plus: Asset impairments and related charges(c)	47,031	2,601	—	—	—

Adjusted EBITDA from continuing operations(a)	15,531	59,239	89,637	81,221	71,473

Net income from discontinued operations	130,342	1,307	88	—	—
DD&A included in net income from discontinued operations	—	2,982	96	—	—

Adjusted EBITDA	$145,873	$63,528	$89,821	$81,221	$71,473

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$21,181	$51,730	$79,744	$66,916	$55,001
Plus:
Increase in net operating assets	—	—	—	8,466	10,260
Decrease in provision for doubtful accounts	—	—	—	19	—
Gain on sale of assets	130,621	10,359	4,878	3,172	—
Gain on acquisition	—	—	—	—	10,789
Gain on retirement of advance royalties	—	—	—	—	—
Amortization of deferred revenue	1,731	1,553	929	532	—
Amortization of actuarial gain	368	145	295	—	—
Interest expense	5,708	7,898	7,767	6,062	5,338
Settlement of litigation	—	—	—	—	—
Equity in net income of unconsolidated affiliates	—	—	5,757	2,988	4,699
Less:
Decrease in net operating assets	4,540	599	3,330	—	—
Accretion on interest-free debt	—	57	222	210	206
Amortization of advance royalties	440	270	244	1,104	865
Amortization of debt issuance costs	2,127	1,295	1,075	1,043	844
Increase in provision for doubtful accounts	724	—	—	—	—
Equity-based compensation	255	605	873	727	291
Loss on sale of assets	—	—	—	—	73
Loss on asset impairments	45,296	1,667	—	—	652
Loss on retirement of advance royalties	244	182	100	79	396
Accretion on asset retirement obligations	2,281	2,356	1,896	1,956	2,165
Equity in net loss of unconsolidated affiliate	11,712	4,729	—	—	—
Distributions from unconsolidated affiliate	—	—	2,958	3,351	—

EBITDA(a)	91,990	59,925	88,672	79,685	80,595

Plus: Rhino Eastern DD&A-51%	948	994	1,070	1,509	1,630
Plus: Rhino Eastern interest expense-51%	41	8	79	27	37
Less: Gain from Castle Valley acquisition(b)	—	—	—	—	(10,789)
Plus: Impairment of Rhino Eastern joint venture(c)	5,863	—	—	—	—
Plus: Non-cash write-off of mining equipment and asset impairment(c)	47,031	2,601	—	—	—

Adjusted EBITDA(a)	145,873	63,528	89,821	81,221	71,473

Less: Net income from discontinued operations	(130,342)	(1,307)	(88)	—	—
Less: DD&A included in net income from dscontinued operations	—	(2,982)	(96)	—	—

Adjusted EBITDA from continuing operations(a)	$15,531	$59,239	$89,637	$81,221	$71,473

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

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-53 of this report and are incorporated herein by reference.

Item 9A.    Controls and Procedures.

  (a)    Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of December 31, 2014. In the originally filed Form 10-K, we disclosed that based on such evaluation, the CEO and CFO concluded that our controls and procedures were effective as of December 31, 2014 at the reasonable assurance level. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        In conjunction with the filing of this amendment to that Form 10-K and the restatement of our audited consolidated financial statements in that Form 10-K, management with the participation of our principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this re-evaluation and the existence of material weakness in our internal control over financial reporting (discussed below) that gave rise to the restatement, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014. Based on our steps being taken to remediate the material weakness in our internal control over financial reporting and additional procedures performed by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-K/A are fairly presented, in all material respects, in conformity with GAAP.

  (b)    Management's Report on Internal Control over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our CEO and CFO, and effected by our general partner's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). In the originally filed Form 10-K, we disclosed that based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, as stated in their attestation report appearing on page 11.

        In conjunction with the filing of this amendment to that Form 10-K and the restatement of our audited consolidated financial statements in that Form 10-K, under the supervision and with the participation of our management, including the CEO and CFO, we re-evaluated the effectiveness of our internal control over financial reporting based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this re-evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014. Management has determined that there was a material weakness in internal control over financial reporting related to the precision of review and application of technical accounting principles over the calculation of net income/(loss) per common unit and subordinated unit. We did not correctly reflect the impact of the non-payment of cash distributions in respect of our subordinated units on the allocation of net income/(loss) between common units and subordinated units for the purposes of calculating earnings per unit for each unitholder class. The corrected calculations allocate more net income or less net (loss), as applicable, to common units and less net income or more net (loss), as applicable, to subordinated units for the purposes of calculating earnings per unit for each unitholder class.

        Management is evaluating and implementing remediation plans to address this material weakness in internal control over financial reporting.

  (c)    Changes in Internal Control Over Financial Reporting.

        Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Managing General Partner
And the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited Rhino Resource Partners LP and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rhino Resource Partners LP and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our report dated March 11, 2015, we expressed an unqualified opinion that Rhino Resource Partners LP and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria. Management has subsequently determined that a deficiency in controls related to the Company's review of the earnings per unit calculation existed, and has further concluded that such deficiency represented a material weakness as of December 31, 2014. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control Over Financial Reporting; to conclude that Rhino Resource Partners LP and subsidiaries' internal control over financial reporting was not effective as of December 31, 2014. Accordingly, our present opinion on the effectiveness of Rhino Resource Partners LP and subsidiaries' internal control over financial reporting as of December 31, 2014, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company's review of the earnings per unit calculation. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, partners' capital and cash flows for each of the two years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 and 2013 consolidated financial statements, and this report does not affect our report dated March 11, 2015, except for the error correction discussed in Note 16 as to which the date is August 7, 2015, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Rhino Resource Partners LP and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky
March 11, 2015, except for the effects of the material weakness described in the sixth paragraph above as to which the date is August 7, 2015

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
(1)  Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

(2)
Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)
Exhibits

EXHIBIT LIST

Exhibit Number		Description

3.1		Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2		Second Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of October 26, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on November 1, 2010

4.1		Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

10.1	†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.2	†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.3	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are not Principals of Wexford), incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.4	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are Principals of Wexford), incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.5	†	Amended and Restated Employment Agreement of Joseph E. Funk effective as of November 14, 2014, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K (File No. 001-34892), filed on March 11, 2015

10.6	†	Amended and Restated Employment Agreement of Richard A. Boone effective June 1, 2014, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on August 6, 2014

10.7	†	Amended and Restated Employment Agreement of Reford C. Hunt effective September 1, 2014, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-34892) filed on November 5, 2014

10.8	†	Amended and Restated Employment Agreement of Brian T. Aug effective as of August 1, 2013, incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-34892), filed on March 11, 2015

Exhibit Number		Description
10.10		Amended and Restated Credit Agreement, dated July 29, 2011 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank N.A., as Syndication agent, Raymond James Bank, FSB, Wells Fargo Bank, national Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on August 4, 2011

10.11		First Amendment to Amended and Restated Credit Agreement, dated April 18, 2013 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on April 19, 2013

10.12		Second Amendment to Amended and Restated Credit Agreement, dated March 19, 2014 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-34892), filed on March 25, 2014

10.13		Purchase and Sale Agreement with Gulfport Energy Corporation dated March 19, 2014, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on March 25, 2014

21.1		List of Subsidiaries of Rhino Resource Partners LP, incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K (File No. 001-34892), filed on March 11, 2015

23.1	*	Consent of Ernst & Young LLP

23.2	*	Consent of Deloitte & Touche LLP

23.3		Consent of John T. Boyd Company, incorporated by reference to Exhibit 23.3 of the Annual Report on Form 10-K (File No. 001-34892), filed on March 11, 2015

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Exhibit Number		Description
95.1		Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2014 and the three months ended December 31, 2014, incorporated by reference to Exhibit 95.1 of the Annual Report on Form 10-K (File No. 001-34892), filed on March 11, 2015

101.INS	§*	XBRL Instance Document

101.SCH	§*	XBRL Taxonomy Extension Schema Document

101.CAL	§*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	§*	XBRL Taxonomy Definition Linkbase Document

101.LAB	§*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	§*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 7, 2015

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

        As discussed in Note 16 to the consolidated financial statements, the 2014 and 2013 consolidated financial statements have been restated to correct an error in the accounting for earnings per unit.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rhino Resource Partners LP's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2015, except for the effects of the material weakness described in the sixth paragraph of our report as to which the date is August 7, 2015, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG, LLP

Louisville, Kentucky
March 11, 2015, except as to Note 16, which is as of August 7, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
the Managing General Partner
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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Rhino Resource Partners LP operations and cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2014 (as restated)		2013 (as restated)		2012
REVENUES:
Coal sales	$202,881		$236,601		$304,568
Freight and handling revenues	2,020		2,159		6,357
Other revenues	34,156		33,505		40,818

Total revenues	239,057		272,265		351,743
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	200,141		199,705		247,719
Freight and handling costs	1,877		1,294		5,833
Depreciation, depletion and amortization	37,233		39,627		41,274
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	19,226		19,800		20,442
Asset impairment and related charges	45,296		1,667		—
(Gain) on sale/disposal of assets, net	(569)		(10,359)		(4,890)

Total costs and expenses	303,204		251,734		310,378

(LOSS)/INCOME FROM OPERATIONS	(64,147)		20,531		41,365

INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(5,708)		(7,898)		(7,767)
Interest income and other	274		207		92
Equity in net (loss)/income of unconsolidated affiliates	(11,712)		(4,729)		5,757

Total interest and other (expense)	(17,146)		(12,420)		(1,918)

(LOSS)/INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(81,293)		8,111		39,447
INCOME TAXES	—		—		—

NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(81,293)		8,111		39,447

DISCONTINUED OPERATIONS
Income from discontinued operations	130,342		1,307		88

NET INCOME	49,049		9,418		39,535
Other comprehensive income:
Change in actuarial gain under ASC Topic 815	(858)		800		(917)

COMPREHENSIVE INCOME	$48,191		$10,218		$38,618

General partner's interest in net (loss)/income:
Net (loss)/income from continuing operations	$(1,626)		$162		$789
Net income from discontinued operations	2,607		26		1

General partner's interest in net income	$981		$188		$790
Common unitholders' interest in net (loss)/income:
Net (loss)/income from continuing operations	$(45,705)		$4,448		$21,374
Net income from discontinued operations	73,271		769		48

Common unitholders' interest in net income	$27,566		$5,217		$21,422
Subordinated unitholders' interest in net (loss)/income:
Net (loss)/income from continuing operations	$(33,962)		$3,501		$17,284
Net income from discontinued operations	54,464		512		39

Subordinated unitholders' interest in net income	$20,502		$4,013		$17,323
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss)/income per unit from continuing operations	$(2.32)	*	$1.07	*	$1.39
Net income per unit from discontinued operations	4.39	*	0.04	*	0.01

Net income per common unit, basic	$2.07	*	$1.11	*	$1.40
Subordinated units
Net (loss)/income per unit from continuing operations	$(3.31)	*	$(0.74)	*	$1.39
Net income per unit from discontinued operations	4.39	*	0.04	*	0.01

Net income per subordinated unit, basic	$1.08	*	$(0.70)	*	$1.40
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss)/income per unit from continuing operations	$(2.32)	*	$1.07	*	$1.39
Net income per unit from discontinued operations	4.39	*	0.04	*	0.01

Net income per common unit, diluted	$2.07	*	$1.11	*	$1.40
Subordinated units
Net (loss)/income per unit from continuing operations	$(3.31)	*	$(0.74)	*	$1.39
Net income per unit from discontinued operations	4.39	*	0.04	*	0.01

Net income per subordinated unit, diluted	$1.08	*	$(0.70)	*	$1.40
Distributions paid per limited partner unit(1)	$1.385		$1.78		$1.85
Weighted average number of limited partner units outstanding, basic:
Common units	16,678		15,751		15,331
Subordinated units	12,397		12,397		12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,685		15,760		15,335
Subordinated units	12,397		12,397		12,397

(1)
No distributions were paid on the subordinated units during 2014, 2013 or for the three months ended June 30, 2012, September 30, 2012 and December 31, 2012.

*
Figures for 2014 and 2013 Net (loss)/income per limited partner unit purposes have been restated. See Note 16.

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

        In May 2008, the Operating Company entered into a joint venture, Rhino Eastern, with an affiliate of Patriot to acquire the Eagle mining complex. To initially capitalize the Rhino Eastern joint venture, the Operating Company contributed approximately $16.1 million for a 51% ownership interest in the joint venture and accounted for the investment in Rhino Eastern and its results of operations under the equity method. The Partnership considered the operations of this entity to comprise a reporting segment ("Eastern Met") and has provided additional detail related to this operation in Note 21, "Segment Information."

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

        In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth's companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership's investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership's ownership interest in Muskie did not result in any gain or loss. Prior to the Partnership's contribution of Muskie to Mammoth, the Partnership recorded its proportionate portion of operating losses for 2014 and 2013, approximately $0.1 million and $0.5 million, respectively, for Muskie. As of December 31, 2014, the Partnership has recorded its

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

investment in Mammoth of $1.9 million as a long-term asset, which the Partnership has accounted for as a cost method investment based upon its ownership percentage. As of December 31, 2013, the Partnership had recorded its equity method investment of $1.8 million in the Muskie joint venture as a long-term asset. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes. See Note 21 for information on the Partnership's reportable segments.

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

Asset Impairments—2014

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

McClane Canyon Impairment—2013

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

8. OTHER NON-CURRENT ASSETS (Continued)

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

        The $0.5 million and $2.6 million accrued for insured litigation claims as of December 31, 2014 and 2013, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims decreased due to the settlement of various litigation claims during the year ended December 31, 2014. This amount is also due from the Partnership's insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership's consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (Continued)

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

16. EARNINGS PER UNIT ("EPU")—AS RESTATED

        The Partnership has not paid a cash distribution in respect of its subordinated units for any quarter following the quarter ended March 31, 2012. The Partnership did not correctly reflect the impact of such non-payment on the allocation of net income/(loss) between common units and subordinated units for the purposes of calculating earnings per unit for each unitholder class. The corrected calculation allocates more net income or less net (loss), as applicable, to common units and less net income or more net (loss), as applicable, to subordinated units for the purposes of calculating earnings per unit for each unitholder class. Accordingly, the Partnership has restated the EPU figures attributable to its common units and subordinated units for the periods ended December 31, 2014 and 2013. The Partnership determined the impact of the error on the 2012 consolidated financial statements was immaterial. Therefore, the Partnership has not restated the EPU figures for the year ended

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. EARNINGS PER UNIT ("EPU")—AS RESTATED (Continued)

December 31, 2012. The information below details the impact of the restatement compared to the originally reported EPU figures for the periods ended December 31, 2014 and 2013.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net/(loss) income per limited partner unit, basic:
Common units
Net (loss)/income per unit from continuing operations	$(2.74)	$(2.32)	$0.29	$1.07
Net income per unit from discontinued operations	4.39	4.39	0.04	0.04

Net income per common unit, basic	$1.65	$2.07	$0.33	$1.11
Subordinated units
Net (loss)/income per unit from continuing operations	$(2.74)	$(3.31)	$0.28	$(0.74)
Net income per unit from discontinued operations	4.39	4.39	0.04	0.04

Net income/(loss) per common unit, basic	$1.65	$1.08	$0.32	$(0.70)
Net/(loss) income per limited partner unit, diluted:
Common units
Net (loss)/income per unit from continuing operations	$(2.74)	$(2.32)	$0.29	$1.07
Net income per unit from discontinued operations	4.39	4.39	0.04	0.04

Net income per common unit, diluted	$1.65	$2.07	$0.33	$1.11
Subordinated units
Net (loss)/income per unit from continuing operations	$(2.74)	$(3.31)	$0.28	$(0.74)
Net income per unit from discontinued operations	4.39	4.39	0.04	0.04

Net income/(loss) per common unit, diluted	$1.65	$1.08	$0.32	$(0.70)

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. EARNINGS PER UNIT ("EPU")—AS RESTATED (Continued)

        The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended December 31, 2014, 2013 and 2012, originally as reported and restated for the 2014 and 2013 periods and as reported for 2012:

Year ended December 31, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income (as previously reported):
Net (loss) from continuing operations	$(1,626)	$(45,705)	$(33,962)
Net income from discontinued operations	2,607	73,271	54,464

Interest in net income	$981	$27,566	$20,502
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$245	$6,908	$(7,153)
Net income from discontinued operations	—	—	—

Interest in net income	$245	$6,908	$(7,153)
Interest in net (loss)/income for EPU purposes (as restated):
Net (loss) from continuing operations	$(1,381)	$(38,797)	$(41,115)
Net income from discontinued operations	2,607	73,271	54,464

Interest in net income	$1,226	$34,474	$13,349
Denominator:
Weighted average units used to compute basic EPU	n/a	16,678	12,397
Effect of dilutive securities—LTIP awards	n/a	7	—

Weighted average units used to compute diluted EPU	n/a	16,685	12,397
Net (loss)/income per limited partner unit, basic:
Net (loss) per unit from continuing operations	n/a	$(2.32)	$(3.31)
Net income per unit from discontinued operations	n/a	4.39	4.39

Net income per limited partner unit, basic	n/a	$2.07	$1.08
Net (loss)/income per limited partner unit, diluted:
Net (loss) per unit from continuing operations	n/a	$(2.32)	$(3.31)
Net income per unit from discontinued operations	n/a	4.39	4.39

Net income per limited partner unit, diluted	n/a	$2.07	$1.08

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. EARNINGS PER UNIT ("EPU")—AS RESTATED (Continued)

Year ended December 31, 2013	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income (as previously reported):
Net income from continuing operations	$162	$4,448	$3,501
Net income from discontinued operations	26	769	512

Interest in net income	$188	$5,217	$4,013
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$441	$12,315	$(12,756)
Net income from discontinued operations	—	—	—

Interest in net income/(loss)	$441	$12,315	$(12,756)
Interest in net income/(loss) for EPU purposes (as restated):
Net income/(loss) from continuing operations	$603	$16,763	$(9,255)
Net income from discontinued operations	26	769	512

Interest in net income/(loss)	$629	$17,532	$(8,743)
Denominator:
Weighted average units used to compute basic EPU	n/a	15,751	12,397
Effect of dilutive securities—LTIP awards	n/a	9	—

Weighted average units used to compute diluted EPU	n/a	15,760	12,397
Net income per limited partner unit, basic:
Net income per unit from continuing operations	n/a	$1.07	$(0.74)
Net income per unit from discontinued operations	n/a	0.04	0.04

Net income per limited partner unit, basic	n/a	$1.11	$(0.70)
Net income per limited partner unit, diluted:
Net income per unit from continuing operations	n/a	$1.07	$(0.74)
Net income per unit from discontinued operations	n/a	0.04	0.04

Net income per limited partner unit, diluted	n/a	$1.11	$(0.70)

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. EARNINGS PER UNIT ("EPU")—AS RESTATED (Continued)

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

        Additionally, the Partnership had approximately $2.4 million of assets and $2.2 million of liabilities held for sale at December 31, 2014 related to the Bevins Branch operation discussed in Note 6. The held for sale assets consisted of approximately $0.2 million of a future coal royalty income stream. The fair value of the future royalty income stream was determined by an income approach using a discounted cash flow analysis with an appropriate discount rate. The fair value of the remaining $2.2 million of assets and liabilities held for sale related to the Bevins Branch operation was also determined by an income approach using a discounted cash flow analysis. The $2.2 million of assets and liabilities held for sale related to the reclamation obligation being transferred in the Bevins Branch transaction and the income approach used to determine the fair value was based on the Partnership's method to calculate its asset retirement obligations for reclamation, which is discussed in Note 2. The fair values of the Partnership's assets and liabilities held for sale at December 31, 2014 for the Bevins Branch operation are Level 3 measurements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

19. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2014	2013	2012
		(in thousands)
Wexford Capital LP	Expenses for legal, consulting, and advisory services	$131	$149	$213
Wexford Capital LP	Distributions paid	10,949	14,034	27,704
Wexford Capital LP	Partner's contribution	6	330	13
Rhino Eastern LLC	Equity in net (loss)/income of unconsolidated affiliate	(12,089)	(4,268)	6,014
Rhino Eastern LLC	Distributions from unconsolidated affiliate	—	—	2,958
Rhino Eastern LLC	Expenses for legal, health claims, workers' compensation and other expenses	4,610	4,666	6,175
Rhino Eastern LLC	Receivable for legal, health claims and workers' compensation and other expenses	223	999	559
Rhino Eastern LLC	Investment in unconsolidated affiliate	13,151	19,369	21,367
Timber Wolf Terminals LLC	Investment in unconsolidated affiliate	130	114	114
Muskie Proppants LLC	Investment in unconsolidated affiliate	—	1,761	1,743
Muskie Proppants LLC	Equity in net (loss) of unconsolidated affiliate	(63)	(461)	(257)
Muskie Proppants LLC	Note receivable from unconsolidated affiliate	—	206	—
Mammoth Energy Partners LP	Investment in unconsolidated affiliate	1,933	—	—
Sturgeon Acquisitions LLC	Investment in unconsolidated affiliate	5,440	—	—
Sturgeon Acquisitions LLC	Equity in net income of unconsolidated affiliate	440	—	—

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

        The consolidated statement of cash flows for the year ended December 31, 2014 is exclusive of approximately $0.2 million of property, plant and equipment additions which are recorded in Accounts payable. The consolidated statements of cash flows for the year ended December 31, 2014 also excludes

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (Continued)

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

        As of December 31, 2014, the Partnership has five reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western, Illinois Basin and Eastern Met. Additionally, the Partnership has an Other category that includes its ancillary businesses. The Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of December 31, 2014, together included one active underground mine, three active surface mines and four preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, the Central Appalachia segment includes the Partnership's Elk Horn coal leasing operations. The Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2014. The Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of December 31, 2014. The Eastern Met segment included the Partnership's 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex, located in West Virginia, and for which the Partnership served as manager. The Rhino Eastern joint venture was dissolved in January 2015. The 2014 financial results are shown since the joint venture owned, and the Partnership operated, this mining complex during the year. The Rhino Western segment includes the Partnership's underground mine in the Western Bituminous region at its Castle Valley mining complex in Utah. Beginning with 2014 year-end reporting, the Partnership has included a new reportable business segment, referred to as the Illinois Basin segment, which includes its new underground mine, preparation plant and river loadout facility at its Pennyrile mining complex located in western Kentucky, as well as its Taylorville field reserves located in central Illinois. The new Pennyrile mining complex began production and sales in mid-2014.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

	As restated(1)
(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
2014:
Revenues	$59,942	$55,886	$61,359	$61,870
(Loss) from operations	(868)	(4,445)	(6,108)	(52,726)
Net (loss) from continuing operations	(4,966)	(6,826)	(8,864)	(60,636)
Income/(loss) from discontinued operations	130,511	(52)	(43)	(74)

Net income/(loss)	$125,545	$(6,878)	$(8,907)	$(60,710)
Basic and diluted net (loss)/income per limited partner unit:
Common units:
Net (loss) per unit from continuing operations	$0.02	$(0.05)	$(0.28)	$(2.03)
Net income per unit from discontinued operations	4.40	(0.00)	(0.00)	(0.00)

Net income per common unit, basic and diluted	$4.42	$(0.05)	$(0.28)	$(2.03)
Subordinated units:
Net (loss) per unit from continuing operations	$(0.43)	$(0.49)	$(0.33)	$(2.08)
Net income per unit from discontinued operations	4.40	(0.00)	(0.00)	(0.00)

Net income per subordinated unit, basic and diluted	$3.97	$(0.49)	$(0.33)	$(2.08)
Weighted average number of limited partner units outstanding, basic:
Common units	16,667	16,677	16,681	16,685
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,673	16,677	16,681	16,685
Subordinated units	12,397	12,397	12,397	12,397

(1)
See Note 16.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

22. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(2)
Fourth quarter 2014 results include approximately $45.3 million of asset impairment and related charges as well as an approximate $5.9 million charge for the impairment of the Partnership's equity investment in the Rhino Eastern joint venture.

	As restated(1)
(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenues	$74,467	$65,613	$69,501	$62,684
Income from operations	2,955	9,546	5,070	2,959
Net (loss)/ income from continuing operations	(271)	5,545	2,149	687
Income from discontinued operations	94	352	728	133

Net (loss)/income	$(177)	$5,897	$2,877	$820
Basic and diluted net (loss)/income per limited partner unit:
Common units:
Net income per unit from continuing operations	$0.19	$0.39	$0.28	$0.20
Net income per unit from discontinued operations	—	0.01	0.03	0.01

Net income per common unit, basic and diluted	$0.19	$0.40	$0.31	$0.21
Subordinated units:
Net income per unit from continuing operations	$(0.26)	$(0.05)	$(0.20)	$(0.24)
Net income per unit from discontinued operations	—	0.01	0.03	0.01

Net income per subordinated unit, basic and diluted	$(0.26)	$(0.04)	$(0.17)	$(0.23)
Weighted average number of limited partner units outstanding, basic:
Common units	15,354	15,371	15,609	16,659
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	15,354	15,379	15,621	16,672
Subordinated units	12,397	12,397	12,397	12,397

(1)
See Note 16.