Form 10-Q
period 2015-06-30
Rhino Resource Partners LP
filed 2015-08-07
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, 16,705,721 common units and 12,397,000 subordinated units were outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to generate adequate cash flow from operations or to obtain adequate financing to fund our capital expenditures, meet working capital needs and grow our operations; changes in governmental regulation of the mining industry or the electric utility industry; adverse weather conditions and natural disasters; weakness in global economic conditions; decreases in demand for electricity and changes in demand for coal; poor mining conditions resulting from geological conditions or the effects of prior mining; equipment problems at mining locations; the availability of transportation for coal shipments; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; the availability and prices of competing electricity generation fuels; our ability to secure or acquire high-quality coal reserves; our ability to successfully diversify our operations into other non-coal natural resources; our ability to find buyers for coal under favorable supply contracts; and volatility and recent declines in the price of our common units and our ability to maintain compliance with the New York Stock Exchange’s (“NYSE”) continued listing requirements. Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2014, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us.  Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73	$626
Accounts receivable, net of allowance for doubtful accounts ($0 as of June 30, 2015 and $724 as of December 31, 2014)	19,875	22,467
Inventories	15,558	13,030
Advance royalties, current portion	890	1,032
Prepaid expenses and other	1,989	3,974
Total current assets	38,385	41,129
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	664,172	663,662
Less accumulated depreciation, depletion and amortization	(286,085)	(280,225)
Net property, plant and equipment	378,087	383,437
Advance royalties, net of current portion	6,722	1,363
Investment in unconsolidated affiliates	7,501	20,653
Intangible assets	1,027	1,067
Other non-current assets	17,705	16,410
Non-current assets held for sale	12,676	9,279
TOTAL	$462,103	$473,338
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,916	$10,924
Accrued expenses and other	18,991	17,334
Current portion of long-term debt	217	210
Current portion of asset retirement obligations	2,125	1,431
Current portion of postretirement benefits	425	425
Total current liabilities	34,674	30,324
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	55,363	57,222
Asset retirement obligations, net of current portion	29,923	28,452
Other non-current liabilities	28,138	27,942
Postretirement benefits, net of current portion	6,343	6,223
Non-current liabilities held for sale	—	2,250
Total non-current liabilities	119,767	122,089
Total liabilities	154,441	152,413
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	295,691	308,586
General partner	10,687	10,966
Accumulated other comprehensive income	1,284	1,373
Total partners’ capital	307,662	320,925
TOTAL	$462,103	$473,338

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
REVENUES:
Coal sales	$48,469	$46,907	$94,025	$98,142
Freight and handling revenues	668	427	1,207	765
Other revenues	7,628	8,552	17,717	16,921
Total revenues	56,765	55,886	112,949	115,828
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	47,318	46,529	93,470	92,928
Freight and handling costs	670	363	1,205	664
Depreciation, depletion and amortization	8,596	8,930	17,448	18,162
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,913	4,700	9,329	10,257
Loss on asset impairments	2,179	—	2,179	—
Loss/(gain) on sale/disposal of assets—net	48	(191)	25	(870)
Total costs and expenses	63,724	60,331	123,656	121,141
(LOSS) FROM OPERATIONS	(6,959)	(4,445)	(10,707)	(5,313)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(1,313)	(762)	(2,270)	(3,946)
Interest income and other	36	266	38	269
Equity in net income/(loss) of unconsolidated affiliates	124	(1,885)	265	(2,803)
Total interest and other (expense)	(1,153)	(2,381)	(1,967)	(6,480)
NET (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(8,112)	(6,826)	(12,674)	(11,793)
INCOME TAXES	—	—	—	—
NET (LOSS) FROM CONTINUING OPERATIONS	(8,112)	(6,826)	(12,674)	(11,793)
DISCONTINUED OPERATIONS (NOTE 3)
(Loss)/income from discontinued operations	—	(52)	722	130,459
NET (LOSS)/INCOME	(8,112)	(6,878)	(11,952)	118,666
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	(44)	(92)	(89)	(183)
COMPREHENSIVE (LOSS)/INCOME	$(8,156)	$(6,970)	$(12,041)	$118,483

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(162)	$(136)	$(253)	$(236)
Net income from discontinued operations	—	(1)	14	2,609
General partner’s interest in net (loss)/income	$(162)	$(137)	$(239)	$2,373
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(4,563)	$(3,839)	$(7,128)	$(6,634)
Net income from discontinued operations	—	(30)	406	73,312
Common unitholders’ interest in net (loss)/income	$(4,563)	$(3,869)	$(6,722)	$66,678
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(3,387)	$(2,851)	$(5,293)	$(4,923)
Net income from discontinued operations	—	(21)	302	54,538
Subordinated unitholders’ interest in net (loss)/income	$(3,387)	$(2,872)	$(4,991)	$49,615
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.27)	$(0.05)	$(0.41)	$(0.03)
Net income per unit from discontinued operations	—	(0.00)	0.02	4.40
Net (loss)/income per common unit, basic	$(0.27)	$(0.05)	$(0.39)	$4.37
Subordinated units
Net (loss) per unit from continuing operations	$(0.27)	$(0.49)	$(0.43)	$(0.92)
Net income per unit from discontinued operations	—	(0.00)	0.02	4.40
Net (loss)/income per subordinated unit, basic	$(0.27)	$(0.49)	$(0.41)	$3.48
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(0.27)	$(0.05)	$(0.41)	$(0.03)
Net income per unit from discontinued operations	—	(0.00)	0.02	4.40
Net (loss)/income per common unit, diluted	$(0.27)	$(0.05)	$(0.39)	$4.37
Subordinated units
Net (loss) per unit from continuing operations	$(0.27)	$(0.49)	$(0.43)	$(0.92)
Net income per unit from discontinued operations	—	(0.00)	0.02	4.40
Net (loss)/income per subordinated unit, diluted	$(0.27)	$(0.49)	$(0.41)	$3.48

Distributions paid per limited partner unit (1)	$0.020	$0.445	$0.070	$0.89
Weighted average number of limited partner units outstanding, basic:
Common units	16,702	16,677	16,693	16,668
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,702	16,677	16,693	16,675
Subordinated units	12,397	12,397	12,397	12,397

(1) No distributions were paid on the subordinated units for the three and six months ended June 30, 2015 and 2014

See notes to unaudited condensed consolidated financial statements

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(11,952)	$118,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	17,448	18,162
Accretion on asset retirement obligations	1,101	1,177
Accretion on interest-free debt	51	—
Amortization of deferred revenue	(1,673)	(767)
Amortization of advance royalties	398	151
Amortization of debt issuance costs	738	1,649
Amortization of actuarial gain	(89)	(183)
Provision for doubtful accounts	362	—
Equity in net (income)/loss of unconsolidated affiliates	(265)	2,803
Distributions from unconsolidated affiliate	232	—
Loss on retirement of advance royalties	28	—
Loss on asset impairments	2,179	—
(Gain) on sale/disposal of assets—net	(696)	(130,969)
Equity-based compensation	33	249
Changes in assets and liabilities:
Accounts receivable	2,309	2,414
Inventories	(2,528)	(1,780)
Advance royalties	(937)	(1,049)
Prepaid expenses and other assets	1,754	(285)
Accounts payable	1,505	2,644
Accrued expenses and other liabilities	1,444	1,053
Asset retirement obligations	(172)	(420)
Postretirement benefits	120	156
Net cash provided by operating activities	11,390	13,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(7,843)	(48,064)
Proceeds from sales of property, plant, and equipment	1,094	189,164
Return of capital from unconsolidated affiliates	35	—
Investment in unconsolidated affiliates	—	(1,268)
Net cash provided by/(used in) investing activities	(6,714)	139,832
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	50,900	93,440
Repayments on line of credit	(52,750)	(230,730)
Repayments on long-term debt	(51)	(511)
Distributions to unitholders	(1,267)	(15,410)
General partner’s contributions	1	5
Net settlement of employee withholding taxes on unit awards vested	—	(44)
Payments on debt issuance costs	(2,062)	(104)
Payment of offering costs	—	(2)
Net cash used in financing activities	(5,229)	(153,356)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(553)	147
CASH AND CASH EQUIVALENTS—Beginning of period	626	423
CASH AND CASH EQUIVALENTS—End of period	$73	$570

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of June 30, 2015, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 include all adjustments (consisting of normal recurring adjustments) which the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2014 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital LP (“Wexford Capital”). Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. The Partnership accounted for the investment in the joint venture and results of operations under the equity method. The Partnership recorded its proportionate share of the operating losses for

Muskie for the three and six months ended June 30, 2014 of approximately $77,000 and $118,000, respectively. During the six months ended June 30, 2014, the Partnership contributed additional capital based upon its ownership share to the Muskie joint venture in the amount of $0.2 million. During 2013 the Partnership provided a loan to Muskie totaling approximately $0.2 million which was fully repaid in November 2014 in conjunction with the Partnership’s contribution of its interest in Muskie to Mammoth Energy Partners LP (“Mammoth”), which is discussed below.

In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in Muskie did not result in any gain or loss. As of June 30, 2015, the Partnership has recorded its investment in Mammoth of $1.9 million as a long-term asset, which the Partnership has accounted for as a cost method investment based upon its ownership percentage. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in the joint venture and results of operations under the equity method. The Partnership recorded its proportionate share of the operating income for Sturgeon for the three and six months ended June 30, 2015 of approximately $0.1 million and $0.3 million, respectively. The Partnership has included the operating activities of Sturgeon in its Other category for segment reporting purposes.

Recently Issued Accounting Standards.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application of ASU 2014-09 is not permitted. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Partnership is currently evaluating the requirements of this new accounting guidance.

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

Other Oil and Natural Gas Activities

In January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC (“Blackhawk”) of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment discussed above, the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. In February 2015, the Partnership received approximately $0.7 million in additional proceeds from the sale by Blackhawk that had been held in escrow. For the six months ended June 30, 2015 and 2014, the Partnership recorded the $0.7 million and $8.4 million, respectively, in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income. The gains from the Blackhawk transaction are included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership’s unaudited condensed consolidated statements of cash flows. The proceeds from the Blackhawk transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership’s unaudited condensed consolidated statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Other prepaid expenses	$657	$827
Prepaid insurance	307	2,063
Prepaid leases	62	87
Supply inventory	794	827
Deposits	169	170
Total Prepaid expenses and other	$1,989	$3,974

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2015 and December 31, 2014 are summarized by major classification as follows:

	Useful Lives	June 30, 2015	December 31, 2014
		(in thousands)
Land and land improvements		$18,800	$18,845
Mining and other equipment and related facilities	2 - 20 Years	340,815	336,951
Mine development costs	1 - 15 Years	78,708	79,536
Coal properties	1 - 15 Years	222,265	215,325
Oil and natural gas properties		—	8,093
Construction work in process		3,584	4,912
Total		664,172	663,662
Less accumulated depreciation, depletion and amortization		(286,085)	(280,225)
Net		$378,087	$383,437

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,391	$7,189	$14,968	$14,721
Depletion expense for coal properties and oil and natural gas properties	727	1,306	1,534	2,500
Amortization expense for mine development costs	558	362	1,081	786
Amortization expense for intangible assets	20	20	40	41
Amortization expense for asset retirement costs	(100)	53	(175)	114
Total depreciation, depletion and amortization	$8,596	$8,930	$17,448	$18,162

Long-Lived Asset Impairments

The Partnership has an oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. Recently, the Partnership received unsolicited offers from third parties to purchase this oil and natural gas investment. The Partnership has been evaluating these offers in contemplation of a potential sale of these mineral rights. Due to the receipt of these offers and the Partnership’s potential sale of these mineral rights, the Partnership evaluated the appropriate held for sale accounting criteria to determine if the Cana Woodford mineral rights should be classified as held for sale as of June 30, 2015.

Based on this evaluation, the Partnership determined these mineral rights met the held for sale criteria at June 30, 2015 and, accordingly, these mineral rights were written down to their estimated fair value of $5.8 million. Due to the determination that the mineral rights met the held for sale criteria, the Partnership recorded an impairment charge of approximately $2.2 million for the Cana Woodford mineral rights, which is recorded on the Loss on asset impairments line of the Partnership’s unaudited condensed consolidated statements of operations and statements of cash flows for the three and six months ended June 30, 2015. The $5.8 million estimated fair value of the Cana Woodford mineral rights is recorded on the Non-current assets held for sale line of the Partnership’s unaudited condensed consolidated statements of financial position as of June 30, 2015.

The Partnership had a steam coal surface mine operation in eastern Kentucky (referred to as “Bevins Branch”) in its Central Appalachia segment that was idled during mid-2014 as that location’s contract with its single customer expired at that time. In May 2015, the Partnership finalized a contractual agreement with a third party to assume the Bevins Branch operation. The contractual agreement had the third party assume the Bevins Branch operation where the only financial compensation the Partnership received is a future override royalty and the assumption of the reclamation obligations by the buyer. The closing of the transaction also allows the Partnership to avoid the ongoing maintenance costs of this operation. The Partnership reviewed the Bevins Branch operation as of December 31, 2014 in accordance with the accounting guidance for long-lived asset impairment and recorded total asset impairment and related charges of $8.3 million for the Bevins Branch operation for the year ended December 31, 2014. As of June 30, 2015, the Partnership removed the approximately $2.3 million of remaining assets and any related liabilities that had been previously classified as held for sale on its unaudited condensed consolidated statements of financial position.

6. GOODWILL AND INTANGIBLE ASSETS

Accounting Standards Codification (“ASC”) Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Intangible assets as of June 30, 2015 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$271	$457
Developed Technology	78	29	49
Trade Name	184	38	146
Customer List	470	95	375
Total	$1,460	$433	$1,027

Intangible assets as of December 31, 2014 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$250	$478
Developed Technology	78	27	51
Trade Name	184	33	151
Customer List	470	83	387
Total	$1,460	$393	$1,067

The Partnership considers the patent and developed technology intangible assets to have a useful life of seventeen years and the trade name and customer list intangible assets to have a useful life of twenty years. All of the intangible assets are amortized over their useful life on a straight line basis.

Amortization expense for the three and six months ended June 30, 2015 and 2014 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at June 30, 2015:

		Developed		Customer
	Patent	Technology	Trade Name	List	Total
	(in thousands)
2015 (from Jul 1 to Dec 31)	$22	$2	$4	$12	$40
2016	43	5	9	23	80
2017	43	5	9	23	80
2018	43	5	9	23	80
2019	43	5	9	23	80

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Deposits and other	$346	$347
Debt issuance costs—net	2,836	1,513
Non-current receivable	14,237	14,237
Deferred expenses	286	313
Total	$17,705	$16,410

Debt issuance costs were approximately $11.2 million and $9.1 million as of June 30, 2015 and December 31, 2014, respectively. Accumulated amortization of debt issuance costs were approximately $8.4 million and approximately $7.6 million as of June 30, 2015 and December 31, 2014, respectively. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing commitment to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote-off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing commitment under the amended and restated senior secured credit facility.

In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility that further reduced the borrowing commitment to $100 million. As part of executing the third amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded as an addition to Debt issuance costs. The Partnership wrote-off approximately $0.2 million of its remaining unamortized debt issuance costs since the third amendment further reduced the borrowing commitment under the amended and restated senior secured credit facility. See Note 9 for further information on the amendments to the amended and restated senior secured credit facility.

The non-current receivable balance of $14.2 million as of June 30, 2015 and December 31, 2014 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. The $14.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Payroll, bonus and vacation expense	$2,412	$2,876
Non income taxes	4,720	4,323
Royalty expenses	2,544	1,772
Accrued interest	406	385
Health claims	1,043	1,270
Workers’ compensation & pneumoconiosis	1,500	1,500
Deferred revenues	3,310	4,050
Accrued insured litigation claims	568	489
Other	2,488	669
Total	$18,991	$17,334

The $0.6 million and $0.5 million accrued for insured litigation claims as of June 30, 2015 and December 31, 2014, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

The increase in the amount of other accrued liabilities as of June 30, 2015 compared to December 31, 2014 primarily relates to liabilities accrued as part of the Rhino Eastern dissolution completed in January 2015, which is discussed further in Notes 2 and 17.

9. DEBT

Debt as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$52,600	$54,450
Other notes payable	2,980	2,982
Total	55,580	57,432
Less current portion	(217)	(210)
Long-term debt	$55,363	$57,222

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April 2015 and March 2014 the amended and restated credit facility was amended and the borrowing commitment under the facility was reduced to $100 million, with the amount available for letters of credit reduced to $50 million. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the period ended June 30, 2015. The amended and restated senior secured credit facility was previously set to expire in July 2016, but the term was extended to July 2017 pursuant to the third amendment of the facility, which is described further below.

In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. This second amendment permitted the Partnership to sell certain assets to Gulfport, as described in Note 3, which previously constituted a portion of the collateral under the amended and restated senior secured credit facility. This second amendment also reduced the borrowing commitment under the amended and restated senior secured credit facility to a maximum of $200 million and altered the maximum leverage ratio. In addition, the second amendment adjusted the maximum investments (other than by the Partnership) in hydrocarbons, hydrocarbon interests and assets and activities related to hydrocarbons, in each case, excluding coal, in an aggregate amount not to exceed $50 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded in Debt issuance costs in Other non-current assets on the Partnership’s unaudited condensed consolidated statements of financial position. In addition, the Partnership recorded a non-cash charge of approximately $1.1 million to write-off a portion of its unamortized debt issuance costs since the second amendment reduced the borrowing commitment under the amended and restated senior secured credit facility, which was recorded in Interest expense on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon the Partnership’s leverage ratio being less than or equal to 2.75 to 1.0 and the Partnership having liquidity greater than or equal to $15 million for either quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for one of the periods, the expiration date of the amended and restated credit agreement will revert to July 2016. The third amendment also reduced the borrowing commitment under the credit facility to a maximum of $100 million and reduced the amount available for letters of credit to $50 million. The third amendment also provided that the disposition of any assets by the Partnership consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitment under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce the commitment under the facility on a dollar-for-dollar basis. The third amendment changed the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by the Partnership from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.0. The third amendment limited the Partnership’s quarterly distributions to a maximum of $0.035 per unit unless (i) the pro forma leverage ratio of the Partnership, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removed the interest coverage ratio covenant and replaced it with a minimum fixed charge coverage ratio, which consisted of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ending September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limited any investments made by the Partnership, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and the borrowers’ available liquidity is at least $20 million. The third amendment does not permit the Partnership to issue any new equity of the Partnership unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under the Partnership’s long-term incentive plan are excluded from this requirement. The third amendment limited the amount of the Partnership’s capital expenditures to $20.0 million for fiscal year 2015 and limited capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, the Partnership may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million. As part of executing the third amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded in Debt issuance costs in Other non-current assets on the Partnership’s unaudited condensed consolidated statements of financial position. In addition, the Partnership recorded a non-cash charge of approximately $0.2 million to write-off a portion of its unamortized debt issuance costs since the third amendment reduced the borrowing commitment under the amended and restated senior secured credit facility, which was recorded in Interest expense on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

At June 30, 2015, the Operating Company had borrowings outstanding (excluding letters of credit) of $52.6 million at a variable interest rate of LIBOR plus 4.50% (4.69% at June 30, 2015). In addition, the Operating Company had outstanding letters of credit of approximately $16.0 million at a fixed interest rate of 4.50% at June 30, 2015. Based upon a maximum borrowing capacity of 3.75 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $8.6 million at June 30, 2015.

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2015 and the year ended December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Balance at beginning of period (including current portion)	$29,883	$34,451
Accretion expense	1,101	2,281
Adjustment resulting from addition of property	1,235	—
Adjustment resulting from disposal of property (1)	—	(2,310)
Adjustments to the liability from annual recosting and other	—	(1,324)
Reclassification to held for sale	—	(2,250)
Liabilities settled	(171)	(965)
Balance at end of period	32,048	29,883
Less current portion of asset retirement obligation	(2,125)	(1,431)
Long-term portion of asset retirement obligation	$29,923	$28,452

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

Net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Service costs	$67	$74	$135	$149
Interest cost	51	59	101	118
Amortization of (gain)	(44)	(92)	(89)	(183)
Total	$74	$41	$147	$84

For the three and six months ended June 30, 2015 and 2014, net periodic benefit costs, including the amortization of actuarial gain included in the table above, are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and six months ended June 30, 2015 and 2014 is included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
401(k) plan expense	$595	$535	$1,153	$1,102

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

As of June 30, 2015, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters from 2012 through 2015 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

A total of 33,948 phantom units were granted in the first quarter of 2015 and these awards vest in equal annual installments over a three year period from the date of grant. The remaining terms and conditions of these phantom unit awards are equivalent to the terms described above. The total fair value of the awards granted in the first quarter of 2015 was approximately $0.1 million at the grant date and the fair value of these awards was approximately $0.1 million as of June 30, 2015. The expense related to these awards will be recognized ratably over the three year vesting period, plus any mark-to-market adjustments, and the amount of expense recognized in the three and six months ended June 30, 2015 related to these awards was immaterial.

The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash in lieu of issuing common units.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2015, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015 Q3-Q4	1,683	12
2016	2,663	7
2017	1,650	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of June 30, 2015, the Partnership had approximately 0.5 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2015 for approximately $1.2 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. Purchased coal expense from coal purchase contracts for the three and six months ended June 30, 2015 and 2014 are included in Cost of operations in the

Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Purchased coal expense	$—	$1,886	$(26)	$3,736
OTC expense	$—	$—	$—	$—

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2015 and 2014 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Lease expense	$1,298	$1,059	$2,419	$1,858
Royalty expense	$3,592	$3,259	$6,426	$6,020

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

14. EARNINGS PER UNIT (“EPU”)

The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended June 30, 2015 and 2014:

Three months ended June 30, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(162)	$(4,563)	$(3,387)
Net income from discontinued operations	—	—	—
Total interest in net (loss)	$(162)	$(4,563)	$(3,387)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$—	$—	$—
Net income from discontinued operations	—	—	—
Interest in net income	$—	$—	$—
Interest in net (loss) for EPU purposes:
Net (loss) from continuing operations	$(162)	$(4,563)	$(3,387)
Net income from discontinued operations	—	—	—
Interest in net (loss)	$(162)	$(4,563)	$(3,387)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,702	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,702	12,397

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.27)	$(0.27)
Net income per unit from discontinued operations	n/a	—	—
Net (loss) per common unit, basic	n/a	$(0.27)	$(0.27)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.27)	$(0.27)
Net income per unit from discontinued operations	n/a	—	—
Net (loss) per common unit, diluted	n/a	$(0.27)	$(0.27)

Six months ended June 30, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(253)	$(7,128)	$(5,293)
Net income from discontinued operations	14	406	302
Total interest in net (loss)	$(239)	$(6,722)	$(4,991)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$5	$140	$(145)
Net income from discontinued operations	—	—	—
Interest in net income/(loss)	$5	$140	$(145)
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(248)	$(6,988)	$(5,438)
Net income from discontinued operations	14	406	302
Interest in net (loss)	$(234)	$(6,582)	$(5,136)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,693	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,693	12,397

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.41)	$(0.43)
Net income per unit from discontinued operations	n/a	0.02	0.02
Net income per common unit, basic	n/a	$(0.39)	$(0.41)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.41)	$(0.43)
Net income per unit from discontinued operations	n/a	0.02	0.02
Net income per common unit, diluted	n/a	$(0.39)	$(0.41)

Three months ended June 30, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(136)	$(3,839)	$(2,851)
Net (loss) from discontinued operations	(1)	(30)	(21)
Total interest in net (loss)	$(137)	$(3,869)	$(2,872)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$112	$3,102	$(3,214)
Net income from discontinued operations	—	—	—
Interest in net income/(loss)	$112	$3,102	$(3,214)
Interest in net (loss) for EPU purposes:
Net (loss) from continuing operations	$(24)	$(737)	$(6,065)
Net (loss) from discontinued operations	(1)	(30)	(21)
Interest in net (loss)	$(25)	$(767)	$(6,086)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,677	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,677	12,397

Net (loss)/income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$(0.05)	$(0.49)
Net income per unit from discontinued operations	n/a	(0.00)	(0.00)
Net income per common unit, basic	n/a	$(0.05)	$(0.49)
Net (loss)/income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$(0.05)	$(0.49)
Net income per unit from discontinued operations	n/a	(0.00)	(0.00)
Net income per common unit, diluted	n/a	$(0.05)	$(0.49)

Six months ended June 30, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(236)	$(6,634)	$(4,923)
Net income from discontinued operations	2,609	73,312	54,538
Total interest in net income	$2,373	$66,678	$49,615
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$229	$6,204	$(6,433)
Net income from discontinued operations	—	—	—
Interest in net income/(loss)	$229	$6,204	$(6,433)
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(7)	$(430)	$(11,356)
Net income from discontinued operations	2,609	73,312	54,538
Interest in net income	$2,602	$72,882	$43,182
Denominator:
Weighted average units used to compute basic EPU	n/a	16,668	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net income from continuing operations and discontinued operations	n/a	7	—
Weighted average units used to compute diluted EPU	n/a	16,675	12,397

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$(0.03)	$(0.92)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, basic	n/a	$4.37	$3.48
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$(0.03)	$(0.92)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, diluted	n/a	$4.37	$3.48

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for the three and six months ended June 30, 2015 and the three months ended June 30, 2014, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. For the six months ended June 30, 2014, approximately 6,000 LTIP granted phantom units were anti-dilutive.

15. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues (Note: customers with “n/a” had revenue below the 10% threshold in any period where this is indicated):

	June 30	Six months	Six months
	2015	ended	ended
	Receivable	June 30	June 30
	Balance	2015 Sales	2014 Sales
	(in thousands)
NRG Energy, Inc. (fka GenOn Energy, Inc.)	$3,108	$16,336	$17,322
PPL Corporation	1,081	16,335	n/a
PacifiCorp Energy	2,206	11,810	n/a

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s senior secured credit facility was determined based upon a market approach and approximates the carrying value at June 30, 2015. The fair value of the Partnership’s senior secured credit facility is a Level 2 measurement.

As of June 30, 2015, the Partnership had a nonrecurring fair value measurement related to its Cana Woodford oil and natural gas mineral rights. These mineral right assets were classified as held for sale as described in Note 5. The $5.8 million value of the Cana Woodford mineral rights was estimated based upon unsolicited third party bids the Partnership received for this asset and was based upon the highest and best use of the asset. The fair value of the Partnership’s Cana Woodford mineral rights held for sale at June 30, 2015 is a Level 2 measurement.

For the year ended December 31, 2014, the Partnership had nonrecurring fair value measurements related to its assets and liabilities held for sale. These assets and liabilities were the result of the Partnership’s long-lived impairment actions conducted during the fourth quarter of 2014. The fair value of the assets and liabilities held for sale at December 31, 2014 were based upon the highest and best use of the respective nonfinancial assets and liabilities. The Partnership had approximately $6.9 million in land value related to its Red Cliff assets that were classified as held for sale at December 31, 2014. The fair value of the Partnership’s land held for sale at December 31, 2014 is a Level 2 measurement. Additionally, the Partnership had approximately $2.4 million of assets and $2.2 million of liabilities held for sale at December 31, 2014 related to the Bevins Branch operation discussed in Note 5. The fair values of the Partnership’s assets and liabilities held for sale at December 31, 2014 for the Bevins Branch operation are Level 3 measurements. As of June 30, 2015, the Partnership’s nonrecurring fair value measurements related to its Red Cliff assets held for sale had not changed from December 31, 2014. The Partnership completed the sale of its Bevins Branch assets and liabilities in May 2015.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2015 excludes approximately $0.4 million of property additions, which are recorded in accounts payable.

In January 2015, the Partnership dissolved the Rhino Eastern joint venture with Patriot. As part of the dissolution, the Partnership retained coal reserves, a prepaid advanced royalty balance and other assets and liabilities. In addition, the Partnership and Patriot agreed to a dissolution payment as part of the dissolution based upon a final working capital adjustment calculation, which is a liability of the Partnership. The Partnership recorded the dissolution of the joint venture by removing the investment in the Rhino Eastern unconsolidated subsidiary and recording the specific assets and liabilities retained in the dissolution. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on the Partnership’s unconsolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015. The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2015 excludes the removal of the investment in the unconsolidated subsidiary and the recognition of the retained assets and liabilities, which are detailed in the table below.

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

18. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. The Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the three and six months ended June 30, 2015, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

The Partnership historically accounted for the Rhino Eastern joint venture (formed in the year ended December 31, 2008) under the equity method. Under the equity method of accounting, the Partnership had historically only presented limited information (net income). The Partnership considered this operation to comprise a separate operating segment prior to its dissolution in January 2015. With the dissolution of the Rhino Eastern joint venture in January 2015, the Partnership had no operating activities for this joint venture for the three and six months ended June 30, 2015.

Reportable segment results of operations for the three months ended June 30, 2015 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$19,013	$16,757	$10,092	$10,583	$320	$56,765
DD&A	3,392	1,958	1,619	1,436	191	8,596
Interest expense	456	122	67	136	532	1,313
Net income (loss) from continuing operations	$(3,824)	$1,505	$(1,232)	$(2,648)	$(1,913)	$(8,112)

Reportable segment results of operations for the six months ended June 30, 2015 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$41,263	$34,088	$18,552	$17,762	$1,284	$112,949
DD&A	7,340	3,805	3,229	2,650	424	17,448
Interest expense	847	236	130	255	802	2,270
Net income (loss) from continuing operations	$(4,054)	$2,684	$(2,529)	$(7,188)	$(1,587)	$(12,674)

Reportable segment results of operations for the three months ended June 30, 2014 are as follows:

					Eastern Met
						Equity	Equity
	Central	Northern	Rhino	Illinois	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basin	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$27,260	$17,445	$10,003	$303	$5,200	$(5,200)	$—	$875	$55,886
DD&A	5,241	1,817	1,423	205	438	(438)	—	244	8,930
Interest expense	295	95	52	55	21	(21)	—	265	762
Net income (loss) from continuing operations	$(4,404)	$344	$(723)	$213	$(3,547)	$1,738	$(1,809)	$(447)	$(6,826)

Reportable segment results of operations for the six months ended June 30, 2014 are as follows:

					Eastern Met
						Equity	Equity
	Central	Northern	Rhino	Illinois	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basin	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$57,821	$36,209	$19,588	$303	$12,729	$(12,729)	$—	$1,907	$115,828
DD&A	10,643	3,695	2,841	412	938	(938)	—	571	18,162
Interest expense	1,349	271	202	173	36	(36)	—	1,951	3,946
Net income (loss) from continuing operations	$(8,222)	$1,448	$(1,070)	$113	$(5,264)	$2,580	$(2,684)	$(1,378)	$(11,793)

19.  SUBSEQUENT EVENTS

On July 20, 2015, the Partnership announced it had suspended the cash distribution for its common units.  No distribution will be paid for common or subordinated units for the quarter ended June 30, 2015. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership agreement. The Partnership’s distributions for the quarters ended September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015 were below the minimum level and the current amount of accumulated arrearages as of June 30, 2015 related to the common unit distribution is approximately $28.7 million.

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

In addition, this discussion includes forward looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See the section “Cautionary Note Regarding Forward Looking Statements”. In addition, factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” also included in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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

As of June 30, 2015, we operated nine mines, including four underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. In the second quarter of 2015, we decided to temporarily idle a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. Future market conditions will determine the duration that our Central Appalachia operations remain idle. Our oil and natural gas investments as of June 30, 2015 consisted of approximately 1,900 net mineral acres that we own in the Cana Woodford region, which are classified as held for sale as discussed further below.

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

For the three and six months ended June 30, 2015, we generated revenues of approximately $56.8 million and $112.9 million, respectively, and we generated net losses of approximately $8.1 million and $12.0 million, respectively. For the three months ended June 30, 2015, we produced and sold approximately 1.0 million tons of coal, of which approximately 84% of tons sold were sold pursuant to supply contracts. For the six months ended June 30, 2015, we produced and sold approximately 1.9 million tons of coal, of which approximately 84% of tons sold were sold pursuant to supply contracts.

Recent Developments

Distribution Reduction

For the quarter ended June 30, 2015, we announced the suspension of the cash distribution for our common units.  No distribution will be paid for common or subordinated units for the quarter ended June 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the historical quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. In conjunction with the distribution suspension, we have increased our focus on cost and productivity improvements at our ongoing core operations, along with a focus on reducing the carrying costs of non-core and idled operations.  The distribution suspension and cost improvements are designed to preserve liquidity to enhance our long-term value.

Our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in our Partnership agreement. Since our distributions for the quarters ended September 30, 2014, December 31, 2014, and March 31, 2015 were below the minimum level and we suspended the distribution for the quarter ended June 30, 2015, we have accumulated arrearages at June 30, 2015 related to the common unit distribution of approximately $28.7 million.

Credit Facility

In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon our leverage ratio being less than or equal to 2.75 to 1.0 and us having liquidity greater than or equal to $15 million for either quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for one of the periods, the expiration date of the amended and restated credit agreement will revert to July 2016. The third amendment also reduced the borrowing commitment under the credit facility to a maximum of $100 million and reduced the amount available for letters of credit to $50 million. The third amendment also provided that the disposition of any assets by us consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitment under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce the commitment under the facility on a dollar-for-dollar basis. The third amendment changed the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by us from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.0. The third amendment limited our quarterly distributions to a maximum of $0.035 per unit unless (i) our pro forma leverage ratio, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removed the interest coverage ratio covenant and replaced it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ending September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limited any investments made by us, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and our available liquidity is at least $20 million. The third amendment does not permit us to issue any new equity unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under our long-term incentive plan are excluded from this requirement. The third amendment limited the amount of our capital expenditures to $20.0 million for fiscal year 2015 and limits capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, we may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million.

Central Appalachia Temporary Idling

In June 2015, we announced that were temporarily idling a majority of our Central Appalachia coal operations due to ongoing weakness in the coal markets. Demand for Central Appalachia steam coal has fallen to unprecedented levels as utilities choose low-priced natural gas for electricity generation and other coal-fired capacity is shuttered due to governmental regulations.  Met coal prices remain at depressed levels due to persistent worldwide oversupply and weak demand from China.  Future market conditions will determine the duration that our Central Appalachia operations remain idle.

Cana Woodford

We have an oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. Recently, we received unsolicited offers from third parties to purchase this oil and natural gas investment. We have been evaluating these offers in contemplation of a potential sale of these mineral rights. Due to the receipt of these offers and our potential sale of these mineral rights, we evaluated the appropriate held for sale accounting criteria to determine if the Cana Woodford mineral rights should be classified as held for sale as of June 30, 2015. Based on this evaluation, we determined these mineral rights met the held for sale criteria at June 30, 2015 and, accordingly, these mineral rights were written down to their estimated fair value of $5.8 million. Due to the determination that the mineral rights met the held for sale criteria, we recorded an impairment charge of approximately $2.2 million for the Cana Woodford mineral rights during the three months ended June 30, 2015.

Rhino Eastern Join Venture Dissolution

In January 2015, we completed a Membership Transfer Agreement (the “Transfer Agreement”) with an affiliate of Patriot Coal Corporation (“Patriot”) that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to us and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. We retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance. As part of the closing of the Transfer Agreement, we and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement. As of December 31, 2014, we recorded an impairment charge of approximately $5.9 million related to our investment in the Rhino Eastern joint venture based upon the fair value of the assets received and liabilities assumed in the dissolution of the joint venture compared to the carrying amount of our investment in the joint venture. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on our net income for the three and six months ended June 30, 2015.

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

In March 2014, we completed a purchase and sale agreement (the “Purchase Agreement”) with Gulfport to sell our oil and natural gas properties in the Utica Shale region for approximately $184.0 million (the “Purchase Price”). The Purchase Agreement was effective as of January 1, 2014 and the Purchase Price was adjusted for any unsettled expenditures made and/or proceeds received from our portion of its Utica Shale properties prior to the effective date. At the closing of the Purchase Agreement, we were immediately due approximately $179.0 million, net of any adjustments described above, and the remaining approximately $5.0 million was scheduled to be paid within approximately 90 days of March 20, 2014, subject to ongoing legal title work related to specific properties. In December 2014, we settled the remaining $5.0 million due from Gulfport based upon net amounts payable from us to Gulfport prior to the effective date of the Purchase Agreement as well as amounts due us related to legal reviews of the properties subject to the Purchase Agreement and other unsettled items due to us prior to the effective date of the Purchase Agreement. The net effect of this settlement resulted in us paying Gulfport approximately $46,000 in December 2014. We recorded a gain of approximately $121.7 million during the six months ended June 30, 2014 related to this sale. The sale of our investment in the Utica Shale allowed us to eliminate substantially all of our debt during the period the sale closed and enhanced our financial flexibility.

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

Other Investments

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate portion of the operating income for this investment during the three and six months ended June 30, 2015 of approximately $0.1 million and $0.3 million, respectively.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of June 30, 2015, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015 Q3-Q4	1,683	12
2016	2,663	7
2017	1,650	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of June 30, 2015, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of June 30, 2015, together included one underground mine, three surface mines and four preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of June 30, 2015. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of June 30, 2015. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes our new underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our new Pennyrile mining complex began production and sales in mid-2014.

We had historically reported an Eastern Met segment, which included our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex, located in West Virginia, and for which we served as manager. We had considered this operation to comprise a separate operating segment prior to its dissolution in January 2015. With the dissolution of the Rhino Eastern joint venture in January 2015, we had no operating activities for this joint venture for the three and six months ended June 30, 2015.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Statement of Operations Data:
Total revenues	$56.8	$55.9	$112.9	$115.8
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	47.3	46.5	93.5	92.9
Freight and handling costs	0.7	0.4	1.2	0.7
Depreciation, depletion and amortization	8.6	8.9	17.4	18.2
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.9	4.7	9.3	10.2
Loss on asset impairments	2.2	—	2.2	—
Loss/(gain) on sale/disposal of assets-net	—	(0.2)	—	(0.9)
(Loss) from operations	(6.9)	(4.4)	(10.7)	(5.3)
Interest and other (expense)/income:
Interest expense	(1.3)	(0.8)	(2.3)	(4.0)
Interest income	—	0.3	—	0.3
Equity in net income/(loss) of unconsolidated affiliates	0.1	(1.9)	0.3	(2.8)
Total interest and other (expense)	(1.2)	(2.4)	(2.0)	(6.5)
Net (loss) from continuing operations	(8.1)	(6.8)	(12.7)	(11.8)
Net (loss)/income from discontinued operations	—	(0.1)	0.7	130.5
Net (loss)/income	$(8.1)	$(6.9)	$(12.0)	$118.7

Other Financial Data
Adjusted EBITDA from continuing operations	$4.1	$3.1	$9.6	$10.8
Net (loss)/income from discontinued operations	—	(0.1)	0.7	130.5
Total Adjusted EBITDA	$4.1	$3.0	$10.3	$141.3

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Summary.  For the three months ended June 30, 2015, our total revenues increased to $56.8 million from $55.9 million for the three months ended June 30, 2014, which is a 1.6% increase. We sold approximately 1.0 million tons of coal for the three months ended June 30, 2015, which is a 23.5% increase compared to the tons of coal sold for the three months ended June 30, 2014. The increase in tons sold was the result of sales from our new Pennyrile operation in the Illinois Basin, partially offset by continued weak demand in the met and steam coal markets at our remaining operations. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to ongoing economic weakness in China and Europe.

Net loss from continuing operations increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We generated a net loss from continuing operations of approximately $8.1 million for the three months ended June 30, 2015 compared to a net loss from continuing operations of approximately $6.8 million for the three months ended June 30, 2014. Our total net loss from continuing operations increased year to year primarily due to the asset impairment charge of $2.2 million for the Cana Woodford mineral rights discussed earlier along with increased costs due to the ongoing startup of our new Pennyrile mine in the Illinois Basin, partially offset by the dissolution of the Rhino Eastern joint venture which had adversely impacted our results during the three months ended June 30, 2014. Net loss from continuing operations for the three months ended June 30, 2014 was negatively impacted due to a $1.8 million net loss from the Rhino Eastern joint venture, which was dissolved in January 2015.

Adjusted EBITDA from continuing operations increased to $4.1 million for the three months ended June 30, 2015 from $3.1 million for the three months ended June 30, 2014. Adjusted EBITDA from continuing operations increased period to period primarily due to the Cana Woodford asset impairment loss during the three months ended June 30, 2015 that was added to the net loss from continuing operations and resulted in higher EBITDA for the three months ended June 30, 2015 compared to the same period in 2014.

Including the loss from discontinued operations of approximately $0.1 million, our total net loss and Adjusted EBITDA for the three months ended June 30, 2014 were $6.9 million and $3.0 million, respectively. We did not incur a gain or loss from discontinued operations for the three months ended June 30, 2015.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the three months ended June 30, 2015 and 2014:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2015	June 30, 2014	Tons	% *
	(in thousands, except %)
Central Appalachia	233.3	304.9	(71.6)	(23.5)%
Northern Appalachia	252.8	252.2	0.6	0.2%
Rhino Western	268.2	235.7	32.5	13.8%
Illinois Basin	224.8	—	224.8	n/a
Total *	979.1	792.8	186.3	23.5%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.0 million tons of coal for the three months ended June 30, 2015 compared to approximately 0.8 million tons for the three months ended June 30, 2014. The increase in total tons sold year-to-year was primarily due to sales from our new Pennyrile mine, partially offset by lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 23.5% to approximately 0.2 million tons for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to a decrease in steam coal tons sold in the three months ended June 30, 2015 compared to 2014 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold were relatively flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Coal sales from our Rhino Western segment increased by approximately 13.8% for the three months ended June 30, 2015 compared to the same period in 2014 due to increased customer demand for coal from our Castle Valley operation. Our Illinois Basin segment includes our initial sales from our new Pennyrile mine in western Kentucky.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the three months ended June 30, 2015 and 2014:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2015	June 30, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$13.7	$21.9	$(8.2)	(37.6)%
Freight and handling revenues	—	—	—	n/a
Other revenues	5.3	5.4	(0.1)	0.1%
Total revenues	$19.0	$27.3	$(8.3)	(30.3)%
Coal revenues per ton*	$58.65	$71.94	$(13.29)	(18.5)%
Northern Appalachia
Coal revenues	$14.3	$15.0	$(0.7)	(4.2)%
Freight and handling revenues	0.7	0.4	0.3	56.6%
Other revenues	1.8	2.0	(0.2)	(15.0)%
Total revenues	$16.8	$17.4	$(0.6)	(3.9)%
Coal revenues per ton*	$56.77	$59.37	$(2.60)	(4.4)%
Rhino Western
Coal revenues	$10.1	$10.0	$0.1	0.8%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$10.1	$10.0	$0.1	0.9%
Coal revenues per ton*	$37.59	$42.43	$(4.84)	(11.4)%
Illinois Basin
Coal revenues	$10.4	$—	$10.4	n/a
Freight and handling revenues	—	—	—	n/a
Other revenues	0.2	0.3	(0.1)	n/a
Total revenues	$10.6	$0.3	$10.3	n/a
Coal revenues per ton*	$46.07	$—	$46.07	n/a
Other*
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.3	0.9	(0.6)	(63.4)%
Total revenues	$0.3	$0.9	$(0.6)	(63.4)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$48.5	$46.9	$1.6	3.3%
Freight and handling revenues	0.7	0.4	0.3	56.6%
Other revenues	7.6	8.6	(1.0)	(10.8)%
Total revenues	$56.8	$55.9	$0.9	1.6%
Coal revenues per ton*	$49.51	$59.17	$(9.66)	(16.3)%

*                                         Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Our coal revenues for the three months ended June 30, 2015 increased by approximately $1.6 million, or 3.3%, to approximately $48.5 million from approximately $46.9 million for the three months ended June 30, 2014. The increase in coal revenues was primarily due to sales from our new Pennyrile mine in the Illinois Basin, partially offset by fewer steam coal tons sold and lower steam coal prices in Central Appalachia. Coal revenues per ton were $49.51 for the three months ended June 30, 2015, a decrease of $9.66, or 16.3%, from $59.17 per ton for the three months ended June 30, 2014. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a mix of more lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $8.2 million, or 37.6%, to approximately $13.7 million for the three months ended June 30, 2015 from approximately $21.9 million for the three months ended June 30, 2014, primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal markets conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $13.29, or 18.5%, to $58.65 per ton for the three months ended June 30, 2015 as compared to $71.94 for the three months ended June 30, 2014, primarily due to lower prices for steam coal sold.

For our Northern Appalachia segment, coal revenues were approximately $14.3 million for the three months ended June 30, 2015, a decrease of approximately $0.7 million, or 4.2%, from approximately $15.0 million for the three months ended June 30, 2014. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia primarily due to railroad transportation constraints. Coal revenues per ton for our Northern Appalachia segment decreased by $2.60, or 4.4%, to $56.77 per ton for the three months ended June 30, 2015 as compared to $59.37 per ton for the three months ended June 30, 2014. This decrease was primarily due to the mix of more lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues were relatively flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Coal revenues per ton for our Rhino Western segment were $37.59 for the three months ended June 30, 2015, a decrease of $4.84, or 11.4%, from $42.43 for the three months ended June 30, 2014. The decrease in coal revenues per ton was due to a decrease in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended June 30, 2015 compared to the same period in 2014.

Coal revenues of approximately $10.4 million for the Illinois Basin consisted of initial sales from our new Pennyrile mine in western Kentucky.

Other revenues for our Other category decreased to approximately $0.3 million for the three months ended June 30, 2015 as compared to approximately $0.9 million for the three months ended June 30, 2014. This decrease was due to lower revenue from our Razorback drill pad construction company.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended June 30, 2015	Three months ended June 30, 2014	Increase (Decrease) %*
Met coal tons sold	48.4	49.3	(1.7)%
Steam coal tons sold	184.9	255.6	(27.7)%
Total tons sold	233.3	304.9	(23.5)%

Met coal revenue	$3,961	$3,897	1.6%
Steam coal revenue	$9,718	$18,037	(46.1)%
Total coal revenue	$13,679	$21,934	(37.6)%

Met coal revenues per ton	$81.83	$79.12	3.4%
Steam coal revenues per ton	$52.57	$70.56	(25.5)%
Total coal revenues per ton	$58.65	$71.94	(18.5)%

Met coal tons produced	77.7	81.4	(4.6)%
Steam coal tons produced	188.5	258.7	(27.1)%
Total tons produced	266.2	340.1	(21.7)%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended June 30, 2015 and 2014:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2015	June 30, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$12.8	$20.5	$(7.7)	(37.4)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	3.4	5.2	(1.8)	(35.3)%
Selling, general and administrative	4.7	4.4	0.3	6.6%
Cost of operations per ton*	$54.95	$67.09	$(12.14)	(18.1)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$11.7	$14.1	$(2.4)	(17.3)%
Freight and handling costs	0.7	0.4	0.3	84.6%
Depreciation, depletion and amortization	2.0	1.9	0.1	7.8%
Selling, general and administrative	—	0.1	(0.1)	(8.1)%
Cost of operations per ton*	$46.26	$56.04	$(9.78)	(17.5)%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$9.2	$8.7	$0.5	4.9%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.6	1.4	0.2	13.7%
Selling, general and administrative	—	—	—	9.1%
Cost of operations per ton*	$34.16	$37.05	$(2.89)	(7.8)%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$10.9	$(0.5)	$11.4	n/a
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.4	0.2	1.2	602.5%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$48.74	$—	$48.74	n/a

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$2.7	$3.7	$(1.0)	(27.6)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.2	0.2	—	(22.0)%
Selling, general and administrative	0.2	0.2	—	(34.1)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$47.3	$46.5	$0.8	1.7%
Freight and handling costs	0.7	0.4	0.3	84.6%
Depreciation, depletion and amortization	8.6	8.9	(0.3)	(3.7)%
Selling, general and administrative	4.9	4.7	0.2	4.5%
Cost of operations per ton*	$48.33	$58.69	$(10.36)	(17.7)%

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

Cost of Operations.  Total cost of operations was $47.3 million for the three months ended June 30, 2015 as compared to $46.5 million for the three months ended June 30, 2014. Our cost of operations per ton was $48.33 for the three months ended June 30, 2015, a decrease of $10.36, or 17.7%, from the three months ended June 30, 2014. Total cost of operations increased slightly due to the ongoing startup of our new Pennyrile mine in the Illinois Basin, partially offset by lower costs in Central Appalachia as we reduced production in this region due to weak market demand. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Central Appalachia region as we optimized production at lower cost operations, as well as lower costs from our Northern Appalachia operations as we experienced adverse mining conditions at our Hopedale operation as we developed the 7-seam reserve during the three months ended June 30, 2014.

Our cost of operations for the Central Appalachia segment decreased by $7.7 million, or 37.4%, to $12.8 million for the three months ended June 30, 2015 from $20.5 million for the three months ended June 30, 2014. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions. Our cost of operations per ton decreased to $54.95 per ton for the three months ended June 30, 2015 from $67.09 per ton for the three months ended June 30, 2014. The decrease in cost of operations per ton was primarily due to production at lower cost operations.

In our Northern Appalachia segment, our cost of operations decreased by $2.4 million, or 17.3%, to $11.7 million for the three months ended June 30, 2015 from $14.1 million for the three months ended June 30, 2014. Our cost of operations per ton was $46.26 for the three months ended June 30, 2015, a decrease of $9.78, or 17.5%, compared to $56.04 for the three months ended June 30, 2014. The decrease in total cost of operations and cost of operations per ton was primarily due to the adverse mining conditions at our Hopedale operation experienced during the three months ended June 30, 2014, which was discussed earlier.

Our cost of operations for the Rhino Western segment increased by $0.5 million, or 4.9%, to $9.2 million for the three months ended June 30, 2015 from $8.7 million for the three months ended June 30, 2014. Our cost of operations per ton was $34.16 for the three months ended June 30, 2015, a decrease of $2.89, or 7.8%, compared to $37.05 for the three months ended June 30, 2014. Total cost of operations increased slightly due to increased production and sales tons from our Castle Valley operation for the three months ended June 30, 2015 compared to the same period in 2014. Cost of operations per ton decreased for the three months ended June 30, 2015 compared to the same period in 2014 due to unusual maintenance and other costs that were incurred at our Castle Valley operation during the three months ended June 30, 2014.

Cost of operations in our Illinois Basin segment was $10.9 million while cost of operations per ton was $48.74 for the three months ended June 30, 2015, both of which related to our new Pennyrile mining complex in western Kentucky.

Cost of operations in our Other category decreased by $1.0 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to lower costs for outside professional services.

Freight and Handling.  Total freight and handling cost for the three months ended June 30, 2015 increased by $0.3 million, or 84.6%, to $0.7 million from $0.4 million for the three months ended June 30, 2014. This increase was primarily due to an increase in coal tons sold for the three months ended June 30, 2015 from the same period in 2014 from our Sands Hill mining complex that requires transportation by truck to the customer.

Depreciation, Depletion and Amortization.  Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2015 was $8.6 million as compared to $8.9 million for the three months ended June 30, 2014.

For the three months ended June 30, 2015, our depreciation cost was relatively flat at $7.4 million compared to $7.2 million for the three months ended June 30, 2014.

For the three months ended June 30, 2015, our depletion cost decreased to $0.7 million compared to $1.3 million for the three months ended June 30, 2014. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the three months ended June 30, 2015, our amortization cost was relatively flat at $0.5 million compared to $0.4 million for the three months ended June 30, 2014.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2015 increased to $4.9 million as compared to $4.7 million for the three months ended June 30, 2014. This increase was primarily attributable to approximately $0.2 million of bad debt expense recorded for the three months ended June 30, 2015.

Interest Expense.  Interest expense for the three months ended June 30, 2015 increased to $1.3 million as compared to $0.8 million for the three months ended June 30, 2014. This increase was primarily due to the write-off of approximately $0.2 million of our unamortized debt issuance costs during the three months ended June 30, 2015, as well as higher borrowings on our revolving credit facility during the three months ended June 30, 2015 compared to the prior period. This write-off was due to an amendment of our credit facility during the three months ended June 30, 2015 that reduced the borrowing commitment from $200 million to $100 million.

See the discussion on our credit agreement in the Liquidity section that follows for more information on this amendment.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the three months ended June 30, 2015 and 2014:

	Three months ended	Three months ended	Increase
Segment	June 30, 2015	June 30, 2014	(Decrease)
		(in millions)
Central Appalachia	$(3.8)	$(4.4)	$0.6
Northern Appalachia	1.5	0.3	1.2
Rhino Western	(1.2)	(0.7)	(0.5)
Illinois Basin	(2.7)	0.2	(2.9)
Eastern Met *	—	(1.8)	1.8
Other	(1.9)	(0.4)	(1.5)
Total	$(8.1)	$(6.8)	$(1.3)

For the three months ended June 30, 2015, total net loss from continuing operations was a loss of approximately $8.1 million compared to net loss from continuing operations of approximately $6.8 million for the three months ended June 30, 2014. Our total net loss from continuing operations increased year to year primarily due to the asset impairment charge of $2.2 million for the Cana Woodford mineral rights discussed earlier along with increased costs due to the ongoing startup of our new Pennyrile mine in the Illinois Basin, partially offset by the dissolution of the Rhino Eastern joint venture which had adversely impacted our results during the three months ended June 30, 2014. Including our loss from discontinued operations of approximately $0.1 million, our total net loss for the three months ended June 30, 2014 was approximately $6.9 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $3.8 million for the three months ended June 30, 2015, a $0.6 million smaller net loss as compared to the three months ended June 30, 2014 as we continue to focus on lowering costs in this region. Net income from continuing operations in our Northern Appalachia segment increased by $1.2 million to $1.5 million for the three months ended June 30, 2015 from $0.3 million for the three months ended June 30, 2014. This increase was primarily due to lower costs attributable to improved mining conditions at our Hopedale complex discussed earlier, partially offset by fewer tons sold at our Hopedale complex due to railroad transportation constraints. Net loss from continuing operations in our Rhino Western segment was a loss of $1.2 million for the three months ended June 30, 2015, compared to a net loss from continuing operations of $0.7 million for the three months ended June 30, 2014. This increase in net loss was primarily the result of lower contract prices for coal sold from our Castle Valley mine compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $2.7 million for the three months ended June 30, 2015 as we incurred additional costs at the new Pennyrile mining complex as we continue to optimize the operations at this new mining facility. For the Other category, we had a net loss from continuing operations of $1.9 million for the three months ended June 30, 2015, which was a larger net loss compared to a net loss from continuing operations of $0.4 million for the three months ended June 30, 2014. Results decreased year to year primarily due to the asset impairment charge of $2.2 million for the Cana Woodford mineral rights discussed earlier.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended June 30, 2015 and 2014:

	Three months ended	Three months ended	Increase
Segment	June 30, 2015	June 30, 2014	(Decrease)
		(in millions)
Central Appalachia	$0.1	$1.1	$(1.0)
Northern Appalachia	3.6	2.3	1.3
Rhino Western	0.5	0.8	(0.3)
Illinois Basin	(1.1)	0.5	(1.6)
Eastern Met *	—	(1.6)	1.6
Other	1.0	—	1.0
Total	$4.1	$3.1	$1.0

Adjusted EBITDA from continuing operations for the three months ended June 30, 2015 was $4.1 million, an increase of $1.0 million from the three months ended June 30, 2014. Adjusted EBITDA from continuing operations increased period to period primarily due to the Cana Woodford asset impairment loss during the three months ended June 30, 2015 that was added to the net loss from continuing operations and resulted in higher EBITDA for the three months ended June 30, 2015 compared to the same period in 2014. Adjusted EBITDA for the three months ended June 30, 2014 was $3.0 million once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Summary.  For the six months ended June 30, 2015, our total revenues decreased to $112.9 million from $115.8 million for the six months ended June 30, 2014, which is a 2.5% decrease. We sold 1.9 million tons of coal for the six months ended June 30, 2015, which is a 13.0% increase compared to the tons of coal sold for the six months ended June 30, 2014. The increase in tons sold was the result of sales from our new Pennyrile operation in the Illinois Basin, partially offset by continued weak demand in the met and steam coal markets at our remaining operations. We believe the weak demand in the steam and met coal markets for the six months ended June 30, 2015 was due to the same factors discussed earlier.

Net loss from continuing operations was slightly higher for the six months ended June 30, 2015 from the six months ended June 30, 2014. We generated a net loss from continuing operations of approximately $12.7 million for the six months ended June 30, 2015 compared to a net loss from continuing operations of approximately $11.8 million for the six months ended June 30, 2014. Our total net loss from continuing operations increased year to year primarily due to the asset impairment charge of $2.2 million for the Cana Woodford mineral rights discussed earlier along with increased costs due to the ongoing startup of our new Pennyrile mine in the Illinois Basin, partially offset by the dissolution of the Rhino Eastern joint venture which had adversely impacted our results during the six months ended June 30, 2014. Net loss from continuing operations for the six months ended June 30, 2014 was negatively impacted due to a $2.7 million net loss from the Rhino Eastern joint venture, which was dissolved in January 2015.

Adjusted EBITDA from continuing operations decreased to $9.6 million for the six months ended June 30, 2015 from $10.8 million for the six months ended June 30, 2014. Adjusted EBITDA from continuing operations decreased period to period primarily due to higher interest expense for the six months ended June 30, 2014 that was added to the net loss from continuing operations and resulted in higher EBITDA for the six months ended June 30, 2014 compared to the same period in 2015.

Including income from discontinued operations of approximately $0.7 million, our total net loss and Adjusted EBITDA for the six months ended June 30, 2015 were $12.0 million and $10.3 million, respectively. Income from discontinued operations consisted of a gain of approximately $0.7 million from the receipt of additional proceeds for the Blackhawk sale discussed earlier. Including income from discontinued operations of approximately $130.5 million, our total net income and Adjusted EBITDA for the six months ended June 30, 2014 were $118.7 million and $141.3 million, respectively. Income from discontinued operations consisted primarily of the gain of approximately $121.7 million from the sale of our Utica Shale oil and natural gas properties.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the six months ended June 30, 2015 and 2014:

	Six months	Six months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2015	June 30, 2014	Tons	% *
	(in thousands, except %)
Central Appalachia	470.2	657.7	(187.5)	(28.5)%
Northern Appalachia	503.7	514.2	(10.5)	(2.1)%
Rhino Western	497.4	467.3	30.1	6.4%
Illinois Basin	380.8	—	380.8	n/a
Total *	1,852.1	1,639.2	212.9	13.0%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.9 million tons of coal for the six months ended June 30, 2015 compared to approximately 1.6 million tons for the six months ended June 30, 2014. The increase in total tons sold year-to-year was primarily due to sales from our new Pennyrile mine, partially offset by lower sales from our other Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 28.5% to approximately 0.5 million tons for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a decrease in steam coal tons sold in the six months ended June 30, 2015 compared to 2014 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased slightly by 2.1% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to lower sales from our Hopedale complex due to ongoing railroad transportation constraints. Coal sales from our Rhino Western segment increased by approximately 6.4% to approximately 0.5 million tons for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to increased customer demand for coal from our Castle Valley operation. Our Illinois Basin segment includes our initial sales from our new Pennyrile mine in western Kentucky.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the six months ended June 30, 2015 and 2014:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2015	June 30, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$28.9	$47.6	$(18.7)	(39.4)%
Freight and handling revenues	—	—	—	n/a
Other revenues	12.4	10.2	2.2	21.6%
Total revenues	$41.3	$57.8	$(16.5)	(28.6)%
Coal revenues per ton*	$61.45	$72.45	$(11.00)	(15.2)%
Northern Appalachia
Coal revenues	$29.1	$30.9	$(1.8)	(6.0)%
Freight and handling revenues	1.2	0.8	0.4	57.8%
Other revenues	3.8	4.5	(0.7)	(15.5)%
Total revenues	$34.1	$36.2	$(2.1)	(5.9)%
Coal revenues per ton*	$57.68	$60.12	$(2.44)	(4.1)%
Rhino Western
Coal revenues	$18.5	$19.6	$(1.1)	(5.3)%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$18.5	$19.6	$(1.1)	(5.3)%
Coal revenues per ton*	$37.27	$41.89	$(4.62)	(11.0)%
Illinois Basin
Coal revenues	$17.5	$—	$17.5	n/a
Freight and handling revenues	—	—	—	n/a
Other revenues	0.2	0.3	(0.1)	n/a
Total revenues	$17.7	$0.3	$17.4	n/a
Coal revenues per ton*	$46.05	$—	$46.05	n/a
Other*
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	1.3	1.9	(0.6)	(32.6)%
Total revenues	$1.3	$1.9	$(0.6)	(32.6)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$94.0	$98.1	$(4.1)	(4.2)%
Freight and handling revenues	1.2	0.8	0.4	57.8%
Other revenues	17.7	16.9	0.8	4.7%
Total revenues	$112.9	$115.8	$(2.9)	(2.5)%
Coal revenues per ton*	$50.77	$59.87	$(9.10)	(15.2)%

*                                         Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Our coal revenues for the six months ended June 30, 2015 decreased by approximately $4.1 million, or 4.2%, to approximately $94.0 million from approximately $98.1 million for the six months ended June 30, 2014. The decrease in coal revenues was primarily due to fewer steam coal tons sold and lower steam coal prices in Central Appalachia, partially offset by sales from our new Pennyrile mine in the Illinois Basin. Coal revenues per ton were $50.77 for the six months ended June 30, 2015, a decrease of $9.10, or 15.2%, from $59.87 per ton for the six months ended June 30, 2014. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a mix of more lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $18.7 million, or 39.4%, to approximately $28.9 million for the six months ended June 30, 2015 from approximately $47.6 million for the six months ended June 30, 2014, primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal markets conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $11.00, or 15.2%, to $61.45 per ton for the six months ended June 30, 2015 as compared to $72.45 for the six months ended June 30, 2014, primarily due to lower market price conditions for steam coal sold. Other revenues for our Central Appalachia segment increased during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to higher revenue for transloading services provided to a third party at one of our Central Appalachia mining complexes.

For our Northern Appalachia segment, coal revenues were approximately $29.1 million for the six months ended June 30, 2015, a decrease of approximately $1.8 million, or 6.0%, from approximately $30.9 million for the six months ended June 30, 2014. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia primarily due to railroad transportation constraints. Coal revenues per ton for our Northern Appalachia segment decreased by $2.44, or 4.1%, to $57.68 per ton for the six months ended June 30, 2015 as compared to $60.12 per ton for the six months ended June 30, 2014. This decrease was primarily due to the mix of more lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased approximately $1.1 million, or 5.3%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Coal revenues per ton for our Rhino Western segment were $37.27 for the six months ended June 30, 2015, a decrease of $4.62, or 11.0%, from $41.89 for the six months ended June 30, 2014. The decrease in coal revenues and coal revenues per ton per ton were due to a decrease in the contracted sales prices for steam coal sales from our Castle Valley mine for the six months ended June 30, 2015 compared to the same period in 2014.

Coal revenues of approximately $17.5 million for the Illinois Basin consisted of initial sales from our new Pennyrile mine in western Kentucky.

Other revenues for our Other category decreased to approximately $1.3 million for the three months ended June 30, 2015 as compared to approximately $1.9 million for the three months ended June 30, 2014. This decrease was due to lower revenue from our Razorback drill pad construction company.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Six months ended June 30, 2015	Six months ended June 30, 2014	Increase (Decrease) %*
Met coal tons sold	126.7	135.5	(6.5)%
Steam coal tons sold	343.5	522.2	(34.2)%
Total tons sold	470.2	657.7	(28.5)%

Met coal revenue	$10,019	$10,902	(8.1)%
Steam coal revenue	$18,878	$36,750	(48.6)%
Total coal revenue	$28,897	$47,652	(39.4)%

Met coal revenues per ton	$79.09	$80.42	(1.7)%
Steam coal revenues per ton	$54.95	$70.38	(21.9)%
Total coal revenues per ton	$61.45	$72.45	(15.2)%

Met coal tons produced	175.2	188.5	(7.1)%
Steam coal tons produced	356.6	494.0	(27.8)%
Total tons produced	531.8	682.5	(22.1)%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the six months ended June 30, 2015 and 2014:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2015	June 30, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$25.7	$41.5	$(15.8)	(38.2)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	7.3	10.6	(3.3)	(31.0)%
Selling, general and administrative	8.8	9.6	(0.8)	(8.8)%
Cost of operations per ton*	$54.58	$63.13	$(8.55)	(13.5)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$24.7	$28.5	$(3.8)	(13.5)%
Freight and handling costs	1.2	0.7	0.5	81.6%
Depreciation, depletion and amortization	3.8	3.7	0.1	3.0%
Selling, general and administrative	0.1	0.1	—	2.0%
Cost of operations per ton*	$49.05	$55.51	$(6.46)	(11.6)%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$16.9	$16.5	$0.4	2.5%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	3.2	2.9	0.3	13.7%
Selling, general and administrative	—	—	—	(13.1)%
Cost of operations per ton*	$33.95	$35.26	$(1.31)	(3.7)%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.8	$(1.0)	$21.8	n/a
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	2.7	0.4	2.3	543.0%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$54.65	$—	$54.65	n/a

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.4	$7.4	$(2.0)	(27.0)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.4	0.6	(0.2)	(25.7)%
Selling, general and administrative	0.4	0.5	(0.1)	(15.9)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$93.5	$92.9	$0.6	0.6%
Freight and handling costs	1.2	0.7	0.5	81.6%
Depreciation, depletion and amortization	17.4	18.2	(0.8)	(3.9)%
Selling, general and administrative	9.3	10.2	(0.9)	(9.1)%
Cost of operations per ton*	$50.47	$56.69	$(6.22)	(11.0)%

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

Cost of Operations.  Total cost of operations was $93.5 million for the six months ended June 30, 2015 as compared to $92.9 million for the six months ended June 30, 2014. Our cost of operations per ton was $50.47 for the six months ended June 30, 2015, a decrease of $6.22, or 11.0%, from the six months ended June 30, 2014. Total cost of operations increased slightly due to the ongoing startup of our new Pennyrile mine in the Illinois Basin, partially offset by lower costs in Central Appalachia as we reduced production in this region due to weak market demand. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Central Appalachia region as we optimized production at lower cost operations, as well as lower costs from our Northern Appalachia operations as we experienced adverse mining conditions at our Hopedale operation as we developed the 7-seam reserve during the six months ended June 30, 2014. Mining conditions have improved at Hopedale during the six months ended June 30, 2015 compared to the same period in 2014. The decrease in the cost of operations per ton for six months ended June 30, 2015 compared to the same period in 2014 was partially offset by high cost of operations per ton experienced at Pennyrile as we continue the startup of this mine.

Our cost of operations for the Central Appalachia segment decreased by $15.8 million, or 38.2%, to $25.7 million for the six months ended June 30, 2015 from $41.5 million for the six months ended June 30, 2014. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions. Our cost of operations per ton decreased to $54.58 per ton for the six months ended June 30, 2015 from $63.13 per ton for the six months ended June 30, 2014. The decrease in cost of operations per ton was primarily due to production at lower cost operations.

In our Northern Appalachia segment, our cost of operations decreased by $3.8 million, or 13.5%, to $24.7 million for the six months ended June 30, 2015 from $28.5 million for the six months ended June 30, 2014. Our cost of operations per ton was $49.05 for the six months ended June 30, 2015, a decrease of $6.46, or 11.6%, compared to $55.51 for the six months ended June 30, 2014. The decrease in total cost of operations and cost of operations per ton was primarily due to the adverse mining conditions at our Hopedale operation experienced during the six months ended June 30, 2014, which was discussed earlier.

Our cost of operations for the Rhino Western segment was relatively flat year to year at $16.9 million for the six months ended June 30, 2015 compared to $16.5 million for the six months ended June 30, 2014. Our cost of operations per ton was $33.95 for the six months ended June 30, 2015, a decrease of $1.31, or 3.7%, compared to $35.26 for the six months ended June

30, 2014. The decrease in cost of operations per ton was primarily due to unusual maintenance and other costs incurred at our Castle Valley operation during the six months ended June 30, 2014.

Cost of operations in our Illinois Basin segment was $20.8 million while cost of operations per ton was $54.65 for the six months ended June 30, 2015, both of which related to our new Pennyrile mining complex in western Kentucky.

Cost of operations in our Other category decreased by $2.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to lower costs for outside professional services.

Freight and Handling.  Total freight and handling cost for the six months ended June 30, 2015 increased by $0.5 million, or 81.6%, to $1.2 million from $0.7 million for the six months ended June 30, 2014. This increase was primarily due to an increase in coal tons sold for the six months ended June 30, 2015 from the same period in 2014 from our Sands Hill mining complex that requires transportation by truck to the customer.

Depreciation, Depletion and Amortization.  Total DD&A expense for the six months ended June 30, 2015 was $17.4 million as compared to $18.2 million for the six months ended June 30, 2014.

For the six months ended June 30, 2015, our depreciation cost was relatively flat at $14.9 million compared to $14.7 million for the six months ended June 30, 2014.

For the six months ended June 30, 2015, our depletion cost decreased to $1.5 million compared to $2.5 million for the six months ended June 30, 2014. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the six months ended June 30, 2015, our amortization cost was flat year to year at $1.0 million.

Selling, General and Administrative.  SG&A expense for the six months ended June 30, 2015 decreased to $9.3 million as compared to $10.2 million for the six months ended June 30, 2014. This decrease was primarily attributable to lower corporate overhead expenses.

Interest Expense.  Interest expense for the six months ended June 30, 2015 decreased to $2.3 million as compared to $4.0 million for the six months ended June 30, 2014. This decrease was primarily due to the write-off of approximately $1.1 million of our unamortized debt issuance costs during the six months ended June 30, 2014. This write-off was due to an amendment of our credit facility during the six months ended June 30, 2014 that reduced the borrowing commitment from $300 million to $200 million. See the discussion on our credit agreement in the Liquidity section that follows for more information on this amendment.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the six months ended June 30, 2015 and 2014:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2015	June 30, 2014	(Decrease)
		(in millions)
Central Appalachia	$(4.1)	$(8.2)	$4.1
Northern Appalachia	2.7	1.4	1.3
Rhino Western	(2.5)	(1.1)	(1.4)
Illinois Basin	(7.2)	0.1	(7.3)
Eastern Met *	—	(2.7)	2.7
Other	(1.6)	(1.3)	(0.3)
Total	$(12.7)	$(11.8)	$(0.9)

For the six months ended June 30, 2015, total net loss from continuing operations was a loss of approximately $12.7 million compared to net loss from continuing operations of approximately $11.8 million for the six months ended June 30, 2014. Our total net loss from continuing operations increased year to year primarily due to the asset impairment charge of $2.2 million for the Cana Woodford mineral rights discussed earlier, partially offset by the dissolution of the Rhino Eastern joint venture which had adversely impacted our results in 2014 as well as higher interest expense for the six months ended June 30, 2014 compared to 2015. Including our income from discontinued operations of approximately $0.7 million, our total net loss for the six months ended June 30, 2015 was approximately $12.0 million. Our income from discontinued operations for the six months ended June 30, 2015 consisted of a gain of approximately $0.7 million from the receipt of additional proceeds for the Blackhawk sale discussed earlier. Including our income from discontinued operations of approximately $130.5 million, our total net income for the six months ended June 30, 2014 was approximately $118.7 million. Our income from discontinued operations for the six months ended June 30, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties.

For our Central Appalachia segment, net loss from continuing operations was approximately $4.1 million for the six months ended June 30, 2015, a $4.1 million smaller net loss as compared to the six months ended June 30, 2014 as we continue to focus on lowering costs in this region. Net income from continuing operations in our Northern Appalachia segment increased by $1.3 million to $2.7 million for the six months ended June 30, 2015 from $1.4 million for the six months ended June 30, 2014. This increase was primarily due to lower costs attributable to improved mining conditions at our Hopedale complex discussed earlier, partially offset by fewer tons sold at our Hopedale complex due to railroad transportation constraints. Net loss from continuing operations in our Rhino Western segment was a loss of $2.5 million for the six months ended June 30, 2015, compared to a net loss from continuing operations of $1.1 million for the six months ended June 30, 2014. This increase in net loss was primarily the result of lower coal revenue due to lower contract prices for coal sold from our Castle Valley mine compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $7.2 million for the six months ended June 30, 2015 as we incurred additional costs at the new Pennyrile mining complex as we continue to optimize the operations at this new mining facility. For the Other category, we had net a net loss from continuing operations of $1.6 million for the six months ended June 30, 2015 compared to a net loss from continuing operations of $1.3 million for the six months ended June 30, 2014. Results were lower  year to year primarily due to the asset impairment charge of $2.2 million for the Cana Woodford mineral rights discussed earlier, partially offset by approximately $0.6 million in bonus lease payments related to our Cana Woodford oil and gas properties that we received during the six months ended June 30, 2015.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the six months ended June 30, 2015 and 2014:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2015	June 30, 2014	(Decrease)
		(in millions)
Central Appalachia	$4.4	$3.8	$0.6
Northern Appalachia	6.7	5.4	1.3
Rhino Western	0.9	2.0	(1.1)
Illinois Basin	(4.3)	0.7	(5.0)
Eastern Met *	—	(2.2)	2.2
Other	1.9	1.1	0.8
Total	$9.6	$10.8	$(1.2)

Adjusted EBITDA from continuing operations for the six months ended June 30, 2015 was $9.6 million, a decrease of $1.2 million from the six months ended June 30, 2014. Adjusted EBITDA from continuing operations decreased period to period primarily due to higher interest expense for the six months ended June 30, 2014 that was added to the net loss from continuing operations and resulted in higher EBITDA for the six months ended June 30, 2014 compared to the same period in 2015. Adjusted EBITDA for the six months ended June 30, 2015 and 2014 was $10.3 million and $141.3 million, respectively, once the results from discontinued operations were included. Adjusted EBITDA for the six months ended June 30, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(3.8)	$1.5	$(1.2)	$(2.7)	$(1.9)	$(8.1)
Plus:
DD&A	3.4	2.0	1.6	1.4	0.2	8.6
Interest expense	0.4	0.1	0.1	0.2	0.5	1.3
EBITDA from continuing operations†	$—	$3.6	$0.5	$(1.1)	$(1.2)	$1.8
Plus: Provision for doubtful accounts (1)	0.1	—	—	—	—	0.1
Plus: Non-cash asset impairment (2)	—	—	—	—	2.2	2.2
Adjusted EBITDA from continuing operations†	0.1	3.6	0.5	(1.1)	1.0	4.1
Net income from discontinued operations	—	—	—	—	—	—
Adjusted EBITDA †	$0.1	$3.6	$0.5	$(1.1)	$1.0	$4.1

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(4.1)	$2.7	$(2.5)	$(7.2)	$(1.6)	$(12.7)
Plus:
DD&A	7.3	3.8	3.2	2.7	0.4	17.4
Interest expense	0.9	0.2	0.2	0.2	0.8	2.3
EBITDA from continuing operations† **	$4.1	$6.7	$0.9	$(4.3)	$(0.3)	$7.1
Plus: Provision for doubtful accounts (1)	0.3	—	—	—	—	0.3
Plus: Non-cash asset impairment (2)	—	—	—	—	2.2	2.2
Adjusted EBITDA from continuing operations†	4.4	6.7	0.9	(4.3)	1.9	9.6
Net income from discontinued operations	—	—	—	—	—	0.7
Adjusted EBITDA †	$4.4	$6.7	$0.9	$(4.3)	$1.9	$10.3

	Central	Northern	Rhino	Illinois	Eastern
Three months ended June 30, 2014	Appalachia	Appalachia	Western	Basin	Met *	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$(4.4)	$0.3	$(0.7)	$0.2	$(1.8)	$(0.4)	$(6.8)
Plus:
DD&A	5.2	1.9	1.4	0.2	—	0.2	8.9
Interest expense	0.3	0.1	0.1	0.1	—	0.2	0.8
EBITDA from continuing operations†	$1.1	$2.3	$0.8	$0.5	$(1.8)	$—	$2.9
Plus: Rhino Eastern DD&A-51%	—	—	—	—	0.2	—	0.2
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	1.1	2.3	0.8	0.5	(1.6)	—	3.1
Net (loss) from discontinued operations	—	—	—	—	—	—	(0.1)
Adjusted EBITDA †	$1.1	$2.3	$0.8	$0.5	$(1.6)	$—	$3.0

	Central	Northern	Rhino	Illinois	Eastern
Six months ended June 30, 2014	Appalachia	Appalachia	Western	Basin	Met *	Other	Total **
	(in millions)
Net income/(loss) from continuing operations	$(8.2)	$1.4	$(1.1)	$0.1	$(2.7)	$(1.3)	$(11.8)
Plus:
DD&A	10.6	3.7	2.9	0.4	—	0.6	18.2
Interest expense	1.4	0.3	0.2	0.2	—	1.8	4.0
EBITDA from continuing operations† **	$3.8	$5.4	$2.0	$0.7	$(2.7)	$1.1	$10.3
Plus: Rhino Eastern DD&A-51%	—	—	—	—	0.5	—	0.5
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	3.8	5.4	2.0	0.7	(2.2)	1.1	10.8
Net income from discontinued operations	—	—	—	—	—	—	130.5
Adjusted EBITDA †	$3.8	$5.4	$2.0	$0.7	$(2.2)	$1.1	$141.3

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

(1)                                 For the three and six months ended June 30, 2015, we recorded provisions for doubtful accounts of approximately $0.1 million and $0.3 million, respectively, related to a few of our Elk Horn lessee customers in Central Appalachia that were in bankruptcy proceedings. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)                                 For the three and six months ended June 30, 2015, we recorded an asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since we classified this asset as held for sale as of June 30, 2015. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Net cash provided by operating activities	$9.4	$1.8	$11.4	$13.7
Plus:
Increase in net operating assets	—	2.5	—	—
Gain on sale of assets	—	0.2	0.7	131.0
Amortization of deferred revenue	1.1	0.4	1.7	0.8
Amortization of actuarial gain	—	0.1	0.1	0.2
Interest expense	1.3	0.8	2.3	4.0
Equity in net income of unconsolidated affiliate	0.1	—	0.3	—
Less:
Decrease in net operating assets	6.4	—	3.4	2.8
Accretion on interest-free debt	—	—	0.1	—
Amortization of advance royalties	0.2	0.1	0.4	0.2
Amortization of debt issuance costs	0.5	0.2	0.7	1.6
Provision for doubtful accounts	0.1	—	0.3	—
Equity-based compensation	—	0.2	—	0.3
Loss on asset impairments	2.2	—	2.2	—
Accretion on asset retirement obligations	0.6	0.6	1.1	1.2
Distribution from unconsolidated affiliates	—	—	0.2	—
Equity in net loss of unconsolidated affiliates	—	1.9	—	2.8
EBITDA†	$1.9	$2.8	$8.1	$140.8
Plus: Rhino Eastern DD&A-51%	—	0.2	—	0.5
Plus: Loss on asset impairments (1)	2.2	—	2.2	—
Adjusted EBITDA† **	4.1	3.0	10.3	141.3
Less: Net (loss)/income from discontinued operations	—	(0.1)	0.7	130.5
Adjusted EBITDA from continuing operations †	$4.1	$3.1	$9.6	$10.8

**                                  Totals may not foot due to rounding.

†                                         EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)                                 For the three and six months ended June 30, 2015, we recorded an asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since we classified this asset as held for sale as of June 30, 2015. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

Liquidity and Capital Resources

Liquidity

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in developing and mining our reserves,

as well as complying with applicable environmental and mine safety laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Our sources of liquidity include cash generated by our operations, borrowings under our credit agreement and issuances of equity and debt securities.  Our ability to access the debt or equity capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices and other macroeconomic factors outside of our control.

The principal indicators of our liquidity are our cash on hand and availability under our credit agreement. As of June 30, 2015, our available liquidity was $8.7 million, including cash on hand of $0.1 million and $8.6 million available under our credit agreement.

For the quarter ended June 30, 2015, we announced the suspension of the cash distribution for our common units. No distribution will be paid for common or subordinated units for the quarter ended June 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the previous quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution reduction was the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. The distribution reduction is designed to preserve liquidity to ensure we meet our future financial requirements described above and to enhance our long-term value.

Please read “—Capital Expenditures” for a further discussion of the impact on liquidity.

Cash Flows

Net cash provided by operating activities was $11.4 million for the six months ended June 30, 2015 as compared to $13.7 million for the six months ended June 30, 2014. This decrease in cash provided by operating activities was primarily the result of negative changes in working capital for the six months ended June 30, 2015 as compared to 2014. The negative working capital changes for the six months ended June 30, 2015 consisted primarily of an increase in inventory during the period, which the Partnership plans to reduce by modifying production schedules and increasing sales activity in the upcoming months.

Net cash used for investing activities was $6.7 million for the six months ended June 30, 2015 as compared to net cash provided by investing activities of $139.8 million for the six months ended June 30, 2014. The decrease in cash provided by investing activities was primarily due to the proceeds received from the sale of our Utica Shale oil and natural gas assets during the six months ended June 30, 2014.

Net cash used in financing activities for the six months ended June 30, 2015 was $5.2 million, which was primarily attributable to fees paid for the third amendment of our credit facility, as well as distributions paid to unitholders. Net cash used in financing activities for the six months ended June 30, 2014 was $153.4 million, which was primarily attributable to repayments on debt during this period with the proceeds from the Utica Shale oil and natural gas property sale, along with distributions paid to unitholders.

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

Actual maintenance capital expenditures for the six months ended June 30, 2015 were approximately $3.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2015 were approximately $4.6 million, which were primarily related to the payments for the final development of our new Riveredge mine on our Pennyrile property in western Kentucky.

We believe that we have sufficient liquid assets, cash flows from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for the next twelve months. The reduction in our quarterly distribution to common unitholders discussed earlier was an additional step we undertook to ensure we could meet our future financial commitments to operate the business. Additionally, the amendment to our revolving credit facility completed in April 2015 and discussed further below has provided us with additional capabilities to meet our future financial commitments by increasing our potential available borrowing capacity, which is based upon the maximum leverage ratio as defined in the revolving credit facility multiplied by our trailing twelve month EBITDA. Based upon a maximum borrowing capacity of 3.75 times a trailing twelve-month EBITDA calculation (as defined in the revolving credit facility), we had available borrowing capacity of approximately $8.6 million at June 30, 2015. However, we are subject to future business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity and could cause us to request further amendments to our revolving credit facility.

Credit Agreement

On July 29, 2011, we executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of participating lenders. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April

2015 the amended and restated credit facility was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million.

Based on the April 2015 amendment, loans under the credit agreement bear interest at either (i) a base rate equaling the highest of (a) the Federal Funds Open Rate plus 0.50%; (b) the prime rate; or (c) daily LIBOR plus 1.00%, plus an applicable margin in each case or (ii) LIBOR plus an applicable margin, at our option. The applicable margin for the base rate option is 2.50% to 3.50%, and the applicable margin for the LIBOR option is 3.50% to 4.50%, each of which depends on our and our subsidiaries’ consolidated leverage ratio (“Consolidated Leverage Ratio”). The credit agreement also contains letter of credit fees equal to an applicable margin of 3.50% to 4.50% depending on the Consolidated Leverage Ratio, multiplied by the aggregate amount available to be drawn on the letters of credit, and a 0.15% fronting fee payable to the administrative agent. In addition, we incur a commitment fee on the unused portion of the credit agreement at a rate of 0.50% per annum. Borrowings on the line of credit are collateralized by all of our unsecured assets.

Our credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the period ended June 30, 2015, we were in compliance with respect to all covenants contained in the credit agreement. The original expiration date of the credit agreement was July 2016, but the expiration date was modified by the April 2015 amendment, as described further below.

At June 30, 2015, we had borrowings outstanding (excluding outstanding letters of credit) of $52.6 million at a variable interest rate of LIBOR plus 4.50% (4.69% at June 30, 2015). In addition, we had outstanding letters of credit of approximately $16.0 million at a fixed interest rate of 4.50% at June 30, 2015. We had not used $8.6 million of the borrowing availability at June 30, 2015. During the three months ended June 30, 2015, we had average borrowings outstanding of approximately $57.0 million in relation to this credit agreement.

In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment extends the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon our leverage ratio being less than or equal to 2.75 to 1.0 and us having liquidity greater than or equal to $15 million for either quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for one of the periods, the expiration date of the amended and restated credit agreement will revert to July 2016, and we will be required to repay all of the outstanding borrowings thereunder. There can be no assurance that we will be able to obtain adequate replacement financing on acceptable terms or at all. An inability to access future borrowings may materially limit our ability to fund our operations and to execute our growth plans. The third amendment also reduces the borrowing commitment under the credit facility to a maximum of $100 million and reduces the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by us consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitment under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce the commitment under the facility on a dollar-for-dollar basis. The third amendment changed the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by us from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.0. The third amendment limits our quarterly distributions to a maximum of $0.035 per unit unless (i) our pro forma leverage ratio, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removes the interest coverage ratio covenant and replaces it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ending September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by us, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and our available liquidity is at least $20 million. The third amendment does not permit us to issue any new equity unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under our long-term incentive plan are excluded from this requirement. The third amendment limits the amount of our capital expenditures to $20.0 million for fiscal year 2015 and limits capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, we may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million.

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

As of June 30, 2015, we had $16.0 million in letters of credit outstanding, of which $10.9 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and estimates as of June 30, 2015.

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

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of supply contracts. As of June 30, 2015, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015 Q3-Q4	1,683	12
2016	2,663	7
2017	1,650	3

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

A hypothetical increase of $0.10 per gallon for diesel fuel would have reduced net income by approximately $0.1 million for the three and six months ended June 30, 2015. A hypothetical increase of 10% in steel prices would have reduced net income by $0.2 million for the three months ended June 30, 2015 and would have reduced net income by approximately $0.5 million for the six months ended June 30, 2015. A hypothetical increase of 10% in explosives prices would have reduced net income by $0.1 million for the three months ended June 30, 2015 and would have reduced net income by approximately $0.2 million for the six months ended June 30, 2015.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our credit agreement. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by $0.1 million for the three months ended June 30, 2015 and would have reduced net income by approximately $0.3 million for the six months ended June 30, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. During the quarter ended June 30, 2015, we determined that we had a material weakness in internal control over financial reporting related to the precision of review and application of technical accounting principles over the calculation of net income/(loss) per common unit and subordinated unit during the years ended December 31, 2014 and 2013 (as described below). Other than the issue related to the calculation of net income/(loss) per common unit and subordinated unit, based upon the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  Management determined that there was a material weakness in internal control over financial reporting related to the precision of review and application of technical accounting principles over the calculation of net income/(loss) per common unit and subordinated unit. We did not correctly reflect the impact of the non-payment of cash distributions in respect of our subordinated units on the allocation of net income/(loss) between common units and subordinated units for the purposes of calculating earnings per unit for each unitholder class. The corrected calculations allocate more net income or less net (loss), as applicable, to common units and less net income or more net (loss), as applicable, to subordinated units for the purposes of calculating earnings per unit for each unitholder class.  Therefore, management has determined that we did not maintain effective internal control over financial reporting as of June 30, 2015.

Management is evaluating and implementing remediation plans to address this material weakness in internal control over financial reporting.

Except as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which risks could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.  Except for the risks discussed below, there has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2014. These risks are not the only risks that we face.

The closing market price of our common units has recently declined significantly.   Our common stock could be delisted from the NYSE or trading could be suspended.

Our common units are currently listed on the NYSE. In order for our common units to continue to be listed on the NYSE, we are required to comply with various listing standards, including the maintenance of a minimum average closing price. A renewed or continued decline in the closing price of our common units on the NYSE could result in a breach of these requirements. Although we would have an opportunity to take action to cure such a breach, if we did not succeed, the NYSE could commence suspension or delisting procedures in respect of our common units. The commencement of suspension or delisting procedures by an exchange remains, at all times, at the discretion of such exchange and would be publicly announced by the exchange. If a suspension or delisting were to occur, there would be significantly less liquidity in the suspended or delisted securities. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, may be greatly impaired. Furthermore, with respect to any suspended or delisted securities, we would expect decreases in institutional and other investor demand, analyst coverage, market-making activity and information available concerning trading prices and volume, and fewer broker-dealers may be willing to execute trades with respect to such securities. A suspension or delisting would likely decrease the attractiveness of our common units to investors and cause the trading volume of our common units to decline, which could result in a further decline in the market price of our common units.

If we are unable to satisfy certain conditions under our amended and restated senior secured credit facility, our amended and restated credit agreement will expire on July 2016. If we are unable to secure adequate alternative financing to replace the credit facility, our liquidity and results of operations may be materially adversely affected.

In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon our leverage ratio being less than or equal to 2.75 to 1.0 and us having liquidity greater than or equal to $15 million for either quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for either period, the expiration date of the amended and restated credit agreement will revert to July 2016, at which time we will be required to repay all of the outstanding borrowings thereunder and there can be no assurance that we would be able to obtain adequate alternative financing on acceptable terms or at all.  For example, our recent results of operations and volatility in the domestic credit and capital markets generally may negatively affect the availability and terms of financing.  If we were to secure a replacement facility, such facility could include less favorable terms, including with respect to the cost of borrowing and financial covenants, than those of our current credit facility.  If we are unable to secure a replacement facility, we will lose a primary source of liquidity, in which case we may have to significantly reduce our spending and may be unable to execute our existing short- or long-term business plan, and our liquidity and results of operations may be materially adversely affected.

We may not be able to generate adequate cash flow from operations or obtain adequate financing to fund our capital expenditures, meet working capital needs or grow our operations.

We will require additional capital to fund our future activities. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to service our indebtedness, meet our working capital needs and achieve our planned growth and operating results. We have relied in the past primarily on the issuance of equity and borrowings under our revolving credit facility to fund working capital and service our indebtedness. Failure to generate operating cash flow or to obtain additional financing for the development of future operations could cause us to alter our business plans, including further reducing our development plans.

If we are unable to satisfy certain conditions under our amended and restated senior secured credit facility, our amended and restated credit agreement will expire on July 2016, and we will be required to repay all of the outstanding borrowings thereunder. There can be no assurance that we will be able to obtain adequate replacement financing on acceptable terms or at all.  An inability to access future borrowings may materially limit our ability to fund our operations and to execute our growth plans.

If we need additional liquidity for future activities, we may be required to consider several options for raising additional funds, such as selling securities or selling assets, but we may be unable to complete any of these transactions on terms acceptable to us or at all. Any financing obtained through the sale of our equity will likely result in substantial dilution to our unitholders.

Our failure to obtain the financial resources necessary to fund our planned activities and service our debt and other obligations could materially and adversely affect our business, financial condition and results of operations.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal, or other similar proposals, could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement and modify or revoke existing private letter rulings, including ours.

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

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2015 is included in Exhibit 95.1 to this report.

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

3.2

Second Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of October 26, 2010, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on November 1, 2010

4.1

Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

10.1

Third Amendment to Amended and Restated Credit Agreement, dated April 28, 2015 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on April 30, 2015

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended June 30, 2015

Exhibit Number	Description
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

By: Rhino GP LLC, its General Partner

Date: August 7, 2015	By:	/s/ Joseph E. Funk
Joseph E. Funk
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Richard A. Boone
Richard A. Boone
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)