Form 10-Q
period 2015-09-30
Rhino Resource Partners LP
filed 2015-11-06
CIK 1490630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of November 2, 2015, 16,919,137 common units and 12,397,000 subordinated units were outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements.

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain additional financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations or our ability to obtain alternative financing upon the expiration of our amended and restated senior secured credit facility and our related ability to continue as a going concern; our future levels of indebtedness and compliance with debt covenants; volatility and recent declines in the price of our common units and our ability to maintain compliance with the New York Stock Exchange’s (“NYSE”) continued listing requirements; sustained depressed levels of or decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes; declines in demand for electricity and coal; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; our ability to successfully diversify our operations into other non-coal natural resources; disruption in supplies of coal produced by contractors operating our mines; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions.  Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2014, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us.  Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114	$626
Accounts receivable, net of allowance for doubtful accounts ($135 as of September 30, 2015 and $724 as of December 31, 2014)	18,825	22,467
Inventories	9,657	13,030
Advance royalties, current portion	888	1,032
Prepaid expenses and other	3,385	3,974
Total current assets	32,869	41,129
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	650,628	663,662
Less accumulated depreciation, depletion and amortization	(288,328)	(280,225)
Net property, plant and equipment	362,300	383,437
Advance royalties, net of current portion	7,027	1,363
Investment in unconsolidated affiliates	7,578	20,653
Intangible assets	1,007	1,067
Other non-current assets	17,161	16,410
Non-current assets held for sale	15,699	9,279
TOTAL	$443,641	$473,338
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,549	$10,924
Accrued expenses and other	17,761	17,334
Current portion of long-term debt	48,221	210
Current portion of asset retirement obligations	953	1,431
Current portion of postretirement benefits	425	425
Total current liabilities	76,909	30,324
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	2,605	57,222
Asset retirement obligations, net of current portion	24,527	28,452
Other non-current liabilities	28,028	27,942
Postretirement benefits, net of current portion	6,433	6,223
Non-current liabilities held for sale	6,823	2,250
Total non-current liabilities	68,416	122,089
Total liabilities	145,325	152,413
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	286,575	308,586
General partner	10,501	10,966
Accumulated other comprehensive income	1,240	1,373
Total partners’ capital	298,316	320,925
TOTAL	$443,641	$473,338

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
REVENUES:
Coal sales	$45,468	$52,260	$139,493	$150,403
Freight and handling revenues	735	554	1,942	1,318
Other revenues	7,950	8,545	25,667	25,466
Total revenues	54,153	61,359	167,102	177,187
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	48,326	52,758	141,796	145,686
Freight and handling costs	709	555	1,915	1,219
Depreciation, depletion and amortization	8,248	9,627	25,695	27,789
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,007	4,125	12,336	14,382
Loss on asset impairments	2,333	—	4,512	—
(Gain)/loss on sale/disposal of assets—net	(476)	402	(450)	(468)
Total costs and expenses	62,147	67,467	185,804	188,608
(LOSS) FROM OPERATIONS	(7,994)	(6,108)	(18,702)	(11,421)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(1,389)	(854)	(3,659)	(4,800)
Interest income and other	—	3	38	272
Equity in net income/(loss) of unconsolidated affiliates	77	(1,905)	342	(4,708)
Total interest and other (expense)	(1,312)	(2,756)	(3,279)	(9,236)
NET (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(9,306)	(8,864)	(21,981)	(20,657)
INCOME TAXES	—	—	—	—
NET (LOSS) FROM CONTINUING OPERATIONS	(9,306)	(8,864)	(21,981)	(20,657)
DISCONTINUED OPERATIONS (NOTE 3)
(Loss)/income from discontinued operations	—	(43)	722	130,416
NET (LOSS)/INCOME	(9,306)	(8,907)	(21,259)	109,759
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	(44)	(92)	(133)	(275)
COMPREHENSIVE (LOSS)/INCOME	$(9,350)	$(8,999)	$(21,392)	$109,484

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(186)	$(177)	$(440)	$(413)
Net income from discontinued operations	—	(1)	14	2,608
General partner’s interest in net (loss)/income	$(186)	$(178)	$(426)	$2,195
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(5,235)	$(4,983)	$(12,362)	$(11,610)
Net income from discontinued operations	—	(28)	406	73,292
Common unitholders’ interest in net (loss)/income	$(5,235)	$(5,011)	$(11,956)	$61,682
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(3,885)	$(3,704)	$(9,179)	$(8,634)
Net income from discontinued operations	—	(14)	302	54,516
Subordinated unitholders’ interest in net (loss)/income	$(3,885)	$(3,718)	$(8,877)	$45,882
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.31)	$(0.28)	$(0.73)	$(0.31)
Net income per unit from discontinued operations	—	(0.00)	0.02	4.40
Net (loss)/income per common unit, basic	$(0.31)	$(0.28)	$(0.71)	$4.09
Subordinated units
Net (loss) per unit from continuing operations	$(0.31)	$(0.33)	$(0.75)	$(1.25)
Net income per unit from discontinued operations	—	(0.00)	0.02	4.40
Net (loss)/income per subordinated unit, basic	$(0.31)	$(0.33)	$(0.73)	$3.15
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(0.31)	$(0.28)	$(0.73)	$(0.31)
Net income per unit from discontinued operations	—	(0.00)	0.02	4.40
Net (loss)/income per common unit, diluted	$(0.31)	$(0.28)	$(0.71)	$4.09
Subordinated units
Net (loss) per unit from continuing operations	$(0.31)	$(0.33)	$(0.75)	$(1.25)
Net income per unit from discontinued operations	—	(0.00)	0.02	4.40
Net (loss)/income per subordinated unit, diluted	$(0.31)	$(0.33)	$(0.73)	$3.15

Distributions paid per limited partner unit (1)	$—	$0.445	$0.07	$1.335
Weighted average number of limited partner units outstanding, basic:
Common units	16,706	16,681	16,697	16,673
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,706	16,681	16,697	16,682
Subordinated units	12,397	12,397	12,397	12,397

(1) No distributions were paid on the subordinated units for the three and nine months ended September 30, 2015 and 2014

See notes to unaudited condensed consolidated financial statements

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(21,259)	$109,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,695	27,789
Accretion on asset retirement obligations	1,651	1,731
Accretion on interest-free debt	—	—
Amortization of deferred revenue	(2,058)	(1,356)
Amortization of advance royalties	602	242
Amortization of debt issuance costs	1,079	1,888
Amortization of actuarial gain	(133)	(275)
Provision for doubtful accounts	496	—
Equity in net (income)/loss of unconsolidated affiliates	(342)	4,708
Distributions from unconsolidated affiliate	232	—
Loss on retirement of advance royalties	40	200
Loss on asset impairments	4,512	—
(Gain) on sale/disposal of assets—net	(1,172)	(130,566)
Equity-based compensation	25	311
Changes in assets and liabilities:
Accounts receivable	3,308	1,560
Inventories	3,373	17
Advance royalties	(1,456)	(1,230)
Prepaid expenses and other assets	561	(815)
Accounts payable	(1,390)	827
Accrued expenses and other liabilities	421	3,272
Asset retirement obligations	(467)	(895)
Postretirement benefits	210	171
Net cash provided by operating activities	13,928	17,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(12,060)	(58,479)
Proceeds from sales of property, plant, and equipment	7,519	189,464
Return of capital from unconsolidated affiliates	35	—
Investment in unconsolidated affiliates	—	(8,309)
Net cash (used in)/provided by investing activities	(4,506)	122,676
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	75,650	145,540
Repayments on line of credit	(82,100)	(261,690)
Repayments on long-term debt	(156)	(770)
Distributions to unitholders	(1,267)	(23,098)
General partner’s contributions	1	6
Net settlement of employee withholding taxes on unit awards vested	—	(44)
Payments on debt issuance costs	(2,062)	(104)
Payment of offering costs	—	(2)
Net cash used in financing activities	(9,934)	(140,162)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(512)	(148)
CASH AND CASH EQUIVALENTS—Beginning of period	626	423
CASH AND CASH EQUIVALENTS—End of period	$114	$275

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2015, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 include all adjustments (consisting of normal recurring adjustments) which the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2014 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

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

Debt Classification—The Partnership evaluated its amended and restated senior secured credit facility at September 30, 2015 to determine whether this debt liability should be classified as a long-term or short-term liability on the Partnership’s unaudited condensed consolidated statements of financial position. In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility (see Note 9 for further details of the third amendment). The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon (i) the Partnership’s leverage ratio being less than or equal to 2.75 to 1.0 and (ii) the Partnership having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for one of such quarters, the expiration date of the amended and restated credit agreement will revert to July 2016. As of September 30, 2015, the Partnership’s leverage ratio was 3.2 to 1.0 and its liquidity was approximately $9.0 million. Based on current projections, the Partnership’s current normal operating forecast indicates that it will not meet both of these extension conditions for either quarter. Based on this analysis, the Partnership determined that its credit facility debt liability of $48.0 million at September 30, 2015 should be classified as a current liability on its unaudited condensed consolidated statements of financial position. The classification of the Partnership’s credit facility balance as a current liability raises substantial doubt of the Partnership’s ability to continue as a going concern for the next twelve months. The Partnership is currently analyzing multiple options to meet the credit facility contingent extension conditions, which includes potential sales of non-core assets. The Partnership is also considering alternative financing options that could result in a new long-term credit facility with a potential five-year term. If the Partnership is unable to meet the extension conditions on its credit facility and the expiration date of the credit agreement reverts to July 2016, the Partnership will have to secure alternative financing to replace its credit facility by the expiration date of July 2016 in order to continue its normal business operations. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern with the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these unaudited condensed consolidated statements.

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

In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in Muskie did not result in any gain or loss. As of September 30, 2015, the Partnership has recorded its investment in Mammoth of $1.9 million as a long-term asset, which the Partnership has accounted for as a cost method investment based upon its ownership percentage. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in the joint venture and results of operations under the equity method. The Partnership recorded its proportionate share of the operating income for Sturgeon for the three and nine months ended September 30, 2015 of approximately $0.1 million and $0.3 million, respectively. The Partnership has included the operating activities of Sturgeon in its Other category for segment reporting purposes.

Recently Issued Accounting Standards.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Partnership is currently evaluating the requirements of this new accounting guidance.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items”. ASC 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 eliminates the concept of extraordinary items. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of ASU 2015-01 on January 1, 2016 is not expected to have a material impact on the Partnership’s financial statements.

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

Other Oil and Natural Gas Activities

In January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC (“Blackhawk”) of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment discussed above, the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. In February 2015, the Partnership received approximately $0.7 million in additional proceeds from the sale by Blackhawk that had been held in escrow. For the nine months ended September 30, 2015 and 2014, the Partnership recorded the $0.7 million and $8.4 million, respectively, in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income. The gains from the Blackhawk transaction are included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership’s unaudited condensed consolidated statements of cash flows. The proceeds from the Blackhawk transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership’s unaudited condensed consolidated statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Other prepaid expenses	$547	$827
Prepaid insurance	1,717	2,063
Prepaid leases	40	87
Supply inventory	914	827
Deposits	167	170
Total Prepaid expenses and other	$3,385	$3,974

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2015 and December 31, 2014 are summarized by major classification as follows:

	Useful Lives	September 30, 2015	December 31, 2014
		(in thousands)
Land and land improvements		$18,799	$18,845
Mining and other equipment and related facilities	2 - 20 Years	333,481	336,951
Mine development costs	1 - 15 Years	76,285	79,536
Coal properties	1 - 15 Years	219,018	215,325
Oil and natural gas properties		—	8,093
Construction work in process		3,045	4,912
Total		650,628	663,662
Less accumulated depreciation, depletion and amortization		(288,328)	(280,225)
Net		$362,300	$383,437

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$7,202	$7,931	$22,171	$22,652
Depletion expense for coal properties and oil and natural gas properties	701	1,173	2,234	3,672
Amortization expense for mine development costs	465	471	1,545	1,258
Amortization expense for intangible assets	20	20	60	61
Amortization expense for asset retirement costs	(140)	32	(315)	146
Total depreciation, depletion and amortization	$8,248	$9,627	$25,695	$27,789

Long-Lived Asset Impairments

On October 30, 2015, the Partnership executed a binding letter of intent with a third party for the purchase of the Partnership’s Deane mining complex, subject to normal closing conditions. The Partnership’s Deane mining complex is located in eastern Kentucky and includes one underground mine that is currently idle. The infrastructure at the Deane mining complex consists of a preparation plant and a unit train loadout facility. The contemplated sale of the Deane complex would transfer the underground mine, related equipment, the preparation plant and loadout facility, while the Partnership would retain the mineral rights for the 39.3 million tons of proven and probable steam coal reserves at this complex. The contemplated transaction would also include a royalty agreement with the third party pursuant to which the Partnership would collect future royalties for coal mined and sold from the Deane complex. The contemplated sale of the Deane complex would also relieve the Partnership of significant reclamation liabilities and bonding requirements. The Partnership evaluated the appropriate held for sale accounting criteria to determine if the Deane mining complex should be classified as held for sale as of September 30, 2015. Based on this evaluation, the Partnership determined the Deane mining complex met the held for sale criteria at September 30, 2015 and, accordingly, the Deane mining complex asset group was written down to its estimated fair value of $2.0 million. Due to the determination that the Deane mining complex met the held for sale criteria, the Partnership recorded an impairment charge of approximately $2.3 million for the three and nine months ended September 30, 2015 and the Partnership will cease depreciation of this asset group in future periods. As of September 30, 2015, the Partnership classified approximately $8.8 million of assets and approximately $6.8 million of liabilities related to the Deane complex as held for sale on its unaudited condensed consolidated statements of financial position.

In August 2015, the Partnership completed the sale of its oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. The Partnership received a total of approximately $5.7 million in proceeds from the sale of the Cana Woodford oil and natural gas mineral rights. In the second quarter of 2015, the Partnership evaluated the appropriate held for sale accounting criteria to determine if the Cana Woodford mineral rights should be classified as held for sale as of June 30, 2015. Based on this evaluation, the Partnership determined these mineral rights met the held for sale criteria at June 30, 2015 and, accordingly, these mineral rights were written down to their estimated fair value of $5.8 million. Due to the determination that the mineral rights met the held for sale criteria, the Partnership recorded an impairment charge of approximately $2.2 million for the Cana Woodford mineral rights during the second quarter of 2015.

The Partnership had a steam coal surface mine operation in eastern Kentucky (referred to as “Bevins Branch”) in its Central Appalachia segment that was idled during mid-2014 as that location’s contract with its single customer expired at that time. In May 2015, the Partnership finalized a contractual agreement with a third party to assume the Bevins Branch operation. The contractual agreement had the third party assume the Bevins Branch operation where the only financial compensation the Partnership received is a future override royalty and the assumption of the reclamation obligations by the buyer. The closing of the transaction also allowed the Partnership to avoid the ongoing maintenance costs of this operation. The Partnership reviewed the Bevins Branch operation as of December 31, 2014 in accordance with the accounting guidance for long-lived asset impairment and recorded total asset impairment and related charges of $8.3 million for the Bevins Branch operation for the year ended December 31, 2014. As of September 30, 2015, the Partnership removed the approximately $2.3 million of remaining assets and any related liabilities that had been previously classified as held for sale on its unaudited condensed consolidated statements of financial position.

6. GOODWILL AND INTANGIBLE ASSETS

ASC Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Intangible assets as of September 30, 2015 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$282	$446
Developed Technology	78	30	48
Trade Name	184	40	144
Customer List	470	101	369
Total	$1,460	$453	$1,007

Intangible assets as of December 31, 2014 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Patent	$728	$250	$478
Developed Technology	78	27	51
Trade Name	184	33	151
Customer List	470	83	387
Total	$1,460	$393	$1,067

The Partnership considers the patent and developed technology intangible assets to have a useful life of seventeen years and the trade name and customer list intangible assets to have a useful life of twenty years. All of the intangible assets are amortized over their useful life on a straight line basis.

Amortization expense for the three and nine months ended September 30, 2015 and 2014 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at September 30, 2015:

		Developed		Customer
	Patent	Technology	Trade Name	List	Total
	(in thousands)
2015 (from Oct 1 to Dec 31)	$11	$1	$2	$6	$20
2016	43	5	9	23	80
2017	43	5	9	23	80
2018	43	5	9	23	80
2019	43	5	9	23	80

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Deposits and other	$155	$347
Debt issuance costs—net	2,496	1,513
Non-current receivable	14,237	14,237
Deferred expenses	273	313
Total	$17,161	$16,410

Debt issuance costs were approximately $11.6 million and $9.1 million as of September 30, 2015 and December 31, 2014, respectively. Accumulated amortization of debt issuance costs were approximately $9.1 million and $7.6 million as of September 30, 2015 and December 31, 2014, respectively. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing commitment to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing commitment under the amended and restated senior secured credit facility.

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

The non-current receivable balance of $14.2 million as of September 30, 2015 and December 31, 2014 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. The $14.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Payroll, bonus and vacation expense	$2,374	$2,876
Non income taxes	4,411	4,323
Royalty expenses	1,858	1,772
Accrued interest	530	385
Health claims	899	1,270
Workers’ compensation & pneumoconiosis	1,500	1,500
Deferred revenues	3,294	4,050
Accrued insured litigation claims	651	489
Other	2,244	669
Total	$17,761	$17,334

The $0.7 million and $0.5 million accrued for insured litigation claims as of September 30, 2015 and December 31, 2014, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

The increase in the amount of other accrued liabilities as of September 30, 2015 compared to December 31, 2014 primarily relates to liabilities accrued as part of the Rhino Eastern dissolution completed in January 2015, which is discussed further in Notes 2 and 17.

9. DEBT

Debt as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$48,000	$54,450
Other notes payable	2,826	2,982
Total	50,826	57,432
Less current portion (1)	(48,221)	(210)
Long-term debt	$2,605	$57,222

(1) See Note 1 for discussion on current liability classification as of September 30, 2015.

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April 2015 and March 2014 the amended and restated credit facility was amended and the borrowing commitment under the facility was reduced to $100 million, with the amount available for letters of credit reduced to $50 million. Borrowings under the facility bear interest, which varies depending upon the levels of certain financial ratios. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability that also varies depending upon the levels of certain financial ratios. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the twelve-month period ended September 30, 2015. The amended and restated senior secured credit facility was previously set to expire in July 2016, but the term was extended to July 2017 pursuant to the third amendment of the facility assuming the Partnership meets certain extension conditions, which are described further below.

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

In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon (i) the Partnership’s leverage ratio being less than or equal to 2.75 to 1.0 and (ii) the Partnership having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for one of the periods, the expiration date of the amended and restated credit agreement will revert to July 2016. See Note 1 for further discussion regarding the extension of the expiration date of the credit agreement. The third amendment also reduced the borrowing commitment under the credit facility to a maximum of $100 million and reduced the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by the Partnership consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitment under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce the commitment under the facility on a dollar-for-dollar basis. The third amendment changed the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by the Partnership from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.0 to 1.0. The third amendment limits the Partnership’s quarterly distributions to a maximum of $0.035 per unit unless (i) the pro forma leverage ratio of the Partnership, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removed the interest coverage ratio covenant and replaced it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ended September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by the Partnership, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and the borrowers’ available liquidity is at least $20 million. The third amendment does not permit the Partnership to issue any new equity of the Partnership unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under the Partnership’s long-term incentive plan are excluded from this requirement. The third amendment limits the amount of the Partnership’s capital expenditures to $20.0 million for fiscal year 2015 and limited capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, the Partnership may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million. As part of executing the third amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded in Debt issuance costs in Other non-current assets on the Partnership’s unaudited condensed consolidated statements of financial position. In addition, the Partnership recorded a non-cash charge of approximately $0.2 million to write-off a portion of its unamortized debt issuance costs since the third amendment reduced the borrowing commitment under the amended and restated senior secured credit facility, which was recorded in Interest expense on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

At September 30, 2015, the Operating Company had borrowings outstanding (excluding letters of credit) of $48.0 million at a variable interest rate of LIBOR plus 4.50% (4.70% at September 30, 2015). In addition, the Operating Company had outstanding letters of credit of approximately $21.9 million at a fixed interest rate of 4.50% at September 30, 2015. Based upon a maximum borrowing capacity of 3.75 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $9.0 million at September 30, 2015.

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Balance at beginning of period (including current portion)	$29,883	$34,451
Accretion expense	1,651	2,281
Adjustment resulting from addition of property	1,235	—
Adjustment resulting from disposal of property (1)	—	(2,310)
Adjustments to the liability from annual recosting and other	—	(1,324)
Reclassification to held for sale (2)	(6,823)	(2,250)
Liabilities settled	(466)	(965)
Balance at end of period	25,480	29,883
Less current portion of asset retirement obligation	(953)	(1,431)
Long-term portion of asset retirement obligation	$24,527	$28,452

(1)    The ($2.3 million) adjustment for the year ended December 31, 2014 primarily relates to the transfer of certain mining permits to a third party that relieved the Partnership of the asset retirement obligations related to these permits.

(2)    See Note 5 for discussion of the ($6.8 million) reclassification to held for sale.

11. EMPLOYEE BENEFITS

In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

Net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Service costs	$67	$74	$202	$223
Interest cost	51	59	152	177
Amortization of (gain)	(44)	(92)	(133)	(275)
Total	$74	$41	$221	$125

 For the three and nine months ended September 30, 2015 and 2014, net periodic benefit costs, including the amortization of actuarial gain included in the table above, are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and nine months ended September 30, 2015 and 2014 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
401(k) plan expense	$505	$583	$1,657	$1,686

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

As of September 30, 2015, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters from 2012 through 2015 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

A total of 33,948 phantom units were granted in the first quarter of 2015 and these awards vest in equal annual installments over a three year period from the date of grant. The remaining terms and conditions of these phantom unit awards are equivalent to the terms described above. The total fair value of the awards granted in the first quarter of 2015 was approximately $0.1 million at the grant date and the fair value of these awards was less than $0.1 million as of September 30, 2015. The expense related to these awards will be recognized ratably over the three year vesting period, plus any mark-to-market adjustments, and the amount of expense recognized in the three and nine months ended September 30, 2015 related to these awards was immaterial.

The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash in lieu of issuing common units.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2015, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015 Q4	837	11
2016	2,653	6
2017	1,650	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of September 30, 2015, the Partnership had approximately 0.3 million gallons remaining on a commitment to purchase diesel fuel at fixed prices through December 2015 for approximately $0.6 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. Purchased coal expense from coal purchase contracts for the three and nine months ended September 30, 2015 and 2014 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Purchased coal expense	$—	$1,549	$(26)	$5,285

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2015 and 2014 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Lease expense	$2,583	$761	$5,002	$2,619
Royalty expense	$2,315	$2,244	$8,742	$8,264

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

14. EARNINGS PER UNIT (“EPU”)

The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended September 30, 2015 and 2014:

Three months ended September 30, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(186)	$(5,235)	$(3,885)
Net income from discontinued operations	—	—	—
Total interest in net (loss)	$(186)	$(5,235)	$(3,885)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$—	$—	$—
Net income from discontinued operations	—	—	—
Interest in net income	$—	$—	$—
Interest in net (loss) for EPU purposes:
Net (loss) from continuing operations	$(186)	$(5,235)	$(3,885)
Net income from discontinued operations	—	—	—
Interest in net (loss)	$(186)	$(5,235)	$(3,885)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,706	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,706	12,397

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.31)	$(0.31)
Net income per unit from discontinued operations	n/a	—	—
Net (loss) per common unit, basic	n/a	$(0.31)	$(0.31)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.31)	$(0.31)
Net income per unit from discontinued operations	n/a	—	—
Net (loss) per common unit, diluted	n/a	$(0.31)	$(0.31)

Nine months ended September 30, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(440)	$(12,362)	$(9,179)
Net income from discontinued operations	14	406	302
Total interest in net (loss)	$(426)	$(11,956)	$(8,877)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$5	$139	$(144)
Net income from discontinued operations	—	—	—
Interest in net income/(loss)	$5	$139	$(144)
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(435)	$(12,223)	$(9,323)
Net income from discontinued operations	14	406	302
Interest in net (loss)	$(421)	$(11,817)	$(9,021)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,697	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,697	12,397

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.73)	$(0.75)
Net income per unit from discontinued operations	n/a	0.02	0.02
Net income per common unit, basic	n/a	$(0.71)	$(0.73)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.73)	$(0.75)
Net income per unit from discontinued operations	n/a	0.02	0.02
Net income per common unit, diluted	n/a	$(0.71)	$(0.73)

Three months ended September 30, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(177)	$(4,983)	$(3,704)
Net (loss) from discontinued operations	(1)	(28)	(14)
Total interest in net (loss)	$(178)	$(5,011)	$(3,718)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$12	$349	$(361)
Net income from discontinued operations	—	—	—
Interest in net income/(loss)	$12	$349	$(361)
Interest in net (loss) for EPU purposes:
Net (loss) from continuing operations	$(165)	$(4,634)	$(4,065)
Net (loss) from discontinued operations	(1)	(28)	(14)
Interest in net (loss)	$(166)	$(4,662)	$(4,079)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,681	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	—	—
Dilutive securities for net income from discontinued operations	n/a	—	—
Total dilutive securities	n/a	—	—
Weighted average units used to compute diluted EPU	n/a	16,681	12,397

Net (loss)/income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$(0.28)	$(0.33)
Net income per unit from discontinued operations	n/a	(0.00)	(0.00)
Net income per common unit, basic	n/a	$(0.28)	$(0.33)
Net (loss)/income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$(0.28)	$(0.33)
Net income per unit from discontinued operations	n/a	(0.00)	(0.00)
Net income per common unit, diluted	n/a	$(0.28)	$(0.33)

Nine months ended September 30, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(413)	$(11,610)	$(8,634)
Net income from discontinued operations	2,608	73,292	54,516
Total interest in net income	$2,195	$61,682	$45,882
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$241	$6,545	$(6,786)
Net income from discontinued operations	—	—	—
Interest in net income/(loss)	$241	$6,545	$(6,786)
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(172)	$(5,065)	$(15,420)
Net income from discontinued operations	2,608	73,292	54,516
Interest in net income	$2,436	$68,227	$39,096
Denominator:
Weighted average units used to compute basic EPU	n/a	16,673	12,397
Effect of dilutive securities — LTIP awards:
Dilutive securities for net income from continuing operations and discontinued operations	n/a	9	—
Weighted average units used to compute diluted EPU	n/a	16,682	12,397

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$(0.31)	$(1.25)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, basic	n/a	$4.09	$3.15
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$(0.31)	$(1.25)
Net income per unit from discontinued operations	n/a	4.40	4.40
Net income per common unit, diluted	n/a	$4.09	$3.15

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. For the nine months ended September 30, 2014, approximately 6,000 LTIP granted phantom units were anti-dilutive.

15. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues (Note: customers with “n/a” had revenue below the 10% threshold in any period where this is indicated):

	September 30	December 31	Nine months	Nine months
	2015	2014	ended	ended
	Receivable	Receivable	September 30	September 30
	Balance	Balance	2015 Sales	2014 Sales
	(in thousands)
NRG Energy, Inc. (fka GenOn Energy, Inc.)	$1,144	$2,932	$20,356	n/a
PPL Corporation	1,659	2,053	24,457	n/a
PacifiCorp Energy	1,728	n/a	16,831	n/a

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership.  The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at September 30, 2015.

As of September 30, 2015, the Partnership had nonrecurring fair value measurements related to its assets and liabilities held for sale. These assets and liabilities were the result of the Partnership’s impairment of its Deane complex (see Note 5). The fair value of the assets and liabilities held for sale at September 30, 2015 were based upon the highest and best use of the respective nonfinancial assets and liabilities. The Partnership had approximately $8.8 million of assets and $6.8 million of liabilities held for sale at September 30, 2015 related to the Deane complex discussed in Note 5. The fair values of the Partnership’s assets and liabilities held for sale at September 30, 2015 for the Deane complex were based upon non-binding contractual negotiations with third parties for the potential sale of the Deane complex. The fair values of the Partnership’s assets and liabilities held for sale at September 30, 2015 for the Deane complex based are Level 2 measurements.

As of June 30, 2015, the Partnership had a nonrecurring fair value measurement related to its Cana Woodford oil and natural gas mineral rights. These mineral right assets were classified as held for sale as of June 30, 2015 and the sale of these mineral rights was completed in August 2015. See Note 5 for further information on the Cana Woodford sale.

For the year ended December 31, 2014, the Partnership had nonrecurring fair value measurements related to its assets and liabilities held for sale. These assets and liabilities were the result of the Partnership’s long-lived impairment actions conducted during the fourth quarter of 2014. The fair value of the assets and liabilities held for sale at December 31, 2014 were based upon the highest and best use of the respective nonfinancial assets and liabilities. The Partnership had approximately $6.9 million in land value related to its Red Cliff assets that were classified as held for sale at December 31, 2014. The fair value of the Partnership’s land held for sale at December 31, 2014 is a Level 2 measurement. Additionally, the Partnership had approximately $2.4 million of assets and $2.2 million of liabilities held for sale at December 31, 2014 related to the Bevins Branch operation discussed in Note 5. The fair values of the Partnership’s assets and liabilities held for sale at December 31, 2014 for the Bevins Branch operation are Level 3 measurements. As of September 30, 2015, the Partnership’s nonrecurring fair value measurements related to its Red Cliff assets held for sale had not changed from December 31, 2014. The Partnership completed the sale of its Bevins Branch assets and liabilities in May 2015.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2015 excludes approximately $0.1 million of property additions, which are recorded in accounts payable.

In January 2015, the Partnership dissolved the Rhino Eastern joint venture with Patriot. As part of the dissolution, the Partnership retained coal reserves, a prepaid advanced royalty balance and other assets and liabilities. In addition, the Partnership and Patriot agreed to a dissolution payment as part of the dissolution based upon a final working capital adjustment calculation, which is a liability of the Partnership. The Partnership recorded the dissolution of the joint venture by removing the investment in the Rhino Eastern unconsolidated subsidiary and recording the specific assets and liabilities retained in the dissolution. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on the Partnership’s unconsolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015. The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2015 excludes the removal of the investment in the unconsolidated subsidiary and the recognition of the retained assets and liabilities, which are detailed in the table below.

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

18. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. The Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the three and nine months ended September 30, 2015, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

The Partnership historically accounted for the Rhino Eastern joint venture (formed in the year ended December 31, 2008) under the equity method. Under the equity method of accounting, the Partnership had historically only presented limited information (net income). The Partnership considered this operation to comprise a separate operating segment prior to its dissolution in January 2015. With the dissolution of the Rhino Eastern joint venture in January 2015, the Partnership had no operating activities for this joint venture for the three and nine months ended September 30, 2015.

Reportable segment results of operations for the three months ended September 30, 2015 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$17,231	$18,382	$8,699	$9,649	$192	$54,153
DD&A	2,975	1,894	1,593	1,624	162	8,248
Interest expense	606	145	97	174	367	1,389
Net income (loss) from continuing operations	$(7,361)	$1,959	$(526)	$(3,067)	$(311)	$(9,306)

Reportable segment results of operations for the nine months ended September 30, 2015 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$58,494	$52,469	$27,251	$27,412	$1,476	$167,102
DD&A	10,315	5,699	4,822	4,274	585	25,695
Interest expense	1,453	381	227	429	1,169	3,659
Net income (loss) from continuing operations	$(11,415)	$4,643	$(3,055)	$(10,256)	$(1,898)	$(21,981)

Reportable segment results of operations for the three months ended September 30, 2014 are as follows:

					Eastern Met
						Equity	Equity
	Central	Northern	Rhino	Illinois	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basin	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$27,780	$17,071	$12,260	$3,177	$3,920	$(3,920)	$—	$1,071	$61,359
DD&A	4,951	1,934	1,580	876	449	(449)	—	286	9,627
Interest expense	342	96	60	79	23	(23)	—	277	854
Net income (loss) from continuing operations	$(4,724)	$(716)	$1,199	$(2,417)	$(3,808)	$1,866	$(1,942)	$(264)	$(8,864)

Reportable segment results of operations for the nine months ended September 30, 2014 are as follows:

					Eastern Met
						Equity	Equity
	Central	Northern	Rhino	Illinois	Complete	Method	Method		Total
	Appalachia	Appalachia	Western	Basin	Basis	Eliminations	Presentation	Other	Consolidated
	(in thousands)
Total revenues	$85,600	$53,280	$31,849	$3,480	$16,649	$(16,649)	$—	$2,978	$177,187
DD&A	15,594	5,629	4,421	1,288	1,388	(1,388)	—	857	27,789
Interest expense	1,691	368	262	251	58	(58)	—	2,228	4,800
Net income (loss) from continuing operations	$(12,947)	$733	$129	$(2,304)	$(9,071)	$4,445	$(4,626)	$(1,642)	$(20,657)

19.  SUBSEQUENT EVENTS

On October 19, 2015, the Partnership announced it had continued the suspension of the cash distribution for its common units, which was initially suspended for the quarter ended June 30, 2015.  No distribution will be paid for common or subordinated units for the quarter ended September 30, 2015. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership’s limited partnership agreement. The Partnership initially lowered its quarterly common unit distribution below the minimum level of $0.445 per unit with the quarter ended September 30, 2014. Thus, the Partnership’s distributions for each of the quarters ended September 30, 2014 through the current quarter ended September 30, 2015 were below the minimum level and the current amount of accumulated arrearages as of September 30, 2015 related to the common unit distribution is approximately $36.5 million.

On October 7, 2015, the Partnership was notified by the New York Stock Exchange (“NYSE”) that the average closing price of its common units had fallen below $1.00 per unit over a period of 30 consecutive trading days, which is the minimum average unit price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual. Under the NYSE’s rules, the Partnership has six months following receipt of the notification to regain compliance with the minimum unit price requirement.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to our “general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes of our Annual Report on Form 10-K for the year ended December 31, 2014 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

In addition, this discussion includes forward looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. Please read the section “Cautionary Note Regarding Forward Looking Statements”. In addition, factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” also included in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

We are a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from those management and leasing activities. Our business includes investments in joint ventures to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S.

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

During the nine months ended September 30, 2015, we operated nine mines, including four underground and five surface mines, located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. In the third quarter of 2015, we temporarily idled a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. Future market conditions will determine the duration that our Central Appalachia operations remain idle.

Our principal business strategy is to safely, efficiently and profitably produce, sell and lease both steam and metallurgical coal from our diverse asset base in order to maintain and, over time, increase our quarterly cash distributions. In addition, we continue to seek opportunities to expand and diversify our operations through strategic investments, including investments in long-term, cash generating natural resource assets outside of the coal industry, which we believe will diversify our cash flow streams and enhance our long-term value.

For the three and nine months ended September 30, 2015, we generated revenues of approximately $54.1 million and $167.1 million, respectively, and we generated net losses of approximately $9.3 million and $21.3 million, respectively. For the three months ended September 30, 2015, we produced approximately 0.8 million tons of coal and sold approximately 0.9 million tons of coal, of which approximately 78% of tons sold were sold pursuant to supply contracts. For the nine months ended September 30, 2015, we produced and sold approximately 2.8 million tons of coal, of which approximately 82% of tons sold were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of September 30, 2015, our available liquidity was $9.1 million, including cash on hand of $0.1 million and $9.0 million available under our amended and restated credit agreement.  In April 2015, we amended our amended and restated senior secured credit facility.  The third amendment extends the expiration date of the amended and restated credit agreement from July 2016 to July 2017 if we achieve a certain leverage ratio and liquidity amount. Based on current projections, our current normal operating forecast indicates that we will not meet both of these extension conditions. Based on this analysis, we determined that our credit facility debt liability of $48.0 million at September 30, 2015 should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are currently analyzing multiple options to meet the credit facility contingent extension conditions, which includes potential sales of non-core assets. We are also considering alternative financing options that could result in a new long-term credit facility with a potential five-year term. However, we may be unable to complete such transactions on terms acceptable to us or at all. If we are unable to meet the extension conditions on our credit facility and the expiration date of the credit agreement reverts to July 2016, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue normal business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business.  Furthermore, given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver. For more information about our liquidity and our credit facility and the third amendment, please read “—Liquidity and Capital Resources.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements described below, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

In June 2015, we announced that we were temporarily idling a majority of our Central Appalachia coal operations due to ongoing weakness in the coal markets. Demand for Central Appalachia steam coal has fallen to unprecedented levels as utilities choose low-priced natural gas for electricity generation and other coal-fired capacity is shuttered due to governmental regulations. Met coal prices remain at depressed levels due to persistent worldwide oversupply and weak demand from China. Future market conditions will determine the duration that our Central Appalachia operations remain idle.

In Central Appalachia, we have focused on potential divestitures of certain mining operations, while retaining the mineral ownership or mineral rights to these properties that could generate future royalty income streams. This strategy would reduce our operational risk, reclamation liabilities and bonding requirements, while converting these properties to royalty generating assets that would provide stable, long-term cash flows.  At our other coal mining operations in Northern Appalachia, the Illinois Basin and the Western Bituminous region, our strategy is to secure profitable, long-term sales contracts and keep operating costs low to maximize cash flows.  We continue to evaluate our other non-core assets for potential divestiture to potentially monetize these assets and further reduce our debt level.

Recent Developments

Debt Classification

We evaluated our amended and restated senior secured credit facility at September 30, 2015 to determine whether this debt liability should be classified as a long-term or short-term liability on our unaudited condensed consolidated statements of financial position. In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon (i) our leverage ratio being less than or equal to 2.75 to 1.0 and (ii) our having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for one of such quarters, the expiration date of the amended and restated credit agreement will revert to July 2016. As of September 30, 2015, our leverage ratio was 3.2 to 1.0 and our liquidity was approximately $9.0 million. Based on current projections, our current normal operating forecast indicates that we will not meet both of these extension conditions for either quarter. Based on this analysis, we determined that our credit facility debt liability of $48.0 million at September 30, 2015 should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are currently analyzing multiple options to meet the credit facility contingent extension conditions, which includes potential sales of non-core assets. We are also considering alternative financing options that could result in a new long-term credit facility with a potential five-year term. However, we may be unable to complete such transactions on terms acceptable to us or at all. If we are unable to meet the extension conditions on our credit facility and the expiration date of the credit agreement reverts to July 2016, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our normal business operations. For more information about our credit facility and the third amendment, please read “—Liquidity and Capital Resources—Amended and Restated Credit Agreement.”

Noncompliance with NYSE’s Continued Listing Standard

On October 7, 2015, we were notified by the NYSE that the average closing price of our common units had fallen below $1.00 per unit over a period of 30 consecutive trading days, which is the minimum average unit price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual. Under the NYSE’s rules, we have six months following receipt of the notification to regain compliance with the minimum unit price requirement. We can regain compliance at any time during the six-month cure period if our common units have a closing unit price of at least $1.00 per unit on the last trading day of any calendar month during the period and also has an average closing unit price of at least $1.00 per unit over the 30-trading day period ending on the last trading day of that month or on the last day of the cure period.

While the notice from the NYSE has no immediate impact on the listing of our common units, our common units could be delisted from the NYSE if we are unable to regain compliance with the NYSE’s minimum unit price requirement by the end of the six-month cure period. We are considering all available options to regain compliance during this six-month period.

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the current quarter ended September 30, 2015, we have suspended the cash distribution for our common units.  No distribution will be paid for common or subordinated units for the quarter ended September 30, 2015 and no distribution was paid for common or subordinated units for the quarter ended June 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the historical quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in our limited partnership agreement. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we suspended the distribution for the quarters ended June 30, 2015 and September 30, 2015, we have accumulated arrearages at September 30, 2015 related to the common unit distribution of approximately $36.5 million.

Asset Impairment

On October 30, 2015, we executed a binding letter of intent with a third party for the purchase of our Deane mining complex, subject to normal closing conditions. Our Deane mining complex is located in eastern Kentucky and includes one underground mine that is currently idle. The infrastructure at the Deane mining complex consists of a preparation plant and a unit train loadout facility. The contemplated sale of the Deane complex would transfer the underground mine, related equipment, the preparation plant and loadout facility, while we would retain the mineral rights for the 39.3 million tons of proven and probable steam coal reserves at this complex. The contemplated transaction would also include a royalty agreement with the third party pursuant to which we would collect future royalties for coal mined and sold from the Deane complex. The contemplated sale of the Deane complex would also relieve us of significant reclamation liabilities and bonding requirements. We evaluated the appropriate held for sale accounting criteria to determine if the Deane mining complex should be classified as held for sale as of September 30, 2015. Based on this evaluation, we determined the Deane mining complex met the held for sale criteria at September 30, 2015 and, accordingly, the Deane mining complex asset group was written down to its estimated fair value of $2.0 million. Due to the determination that the Deane mining complex met the held for sale criteria, we recorded an impairment charge of approximately $2.3 million for the three and nine months ended September 30, 2015. As of September 30, 2015, we classified approximately $8.8 million of assets and approximately $6.8 million of liabilities as held for sale on our unaudited condensed consolidated statements of financial position.

Cana Woodford

In August 2015, we completed the sale of our oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. We received a total of approximately $5.7 million in proceeds from the sale of the Cana Woodford oil and natural gas mineral rights. In the second quarter of 2015, we evaluated the appropriate held for sale accounting criteria to determine if the Cana Woodford mineral rights should be classified as held for sale as of June 30, 2015. Based on this evaluation, we determined these mineral rights met the held for sale criteria at June 30, 2015 and, accordingly, these mineral rights were written down to their estimated fair value of $5.8 million. Due to the determination that the mineral rights met the held for sale criteria, we recorded an impairment charge of approximately $2.2 million for the Cana Woodford mineral rights during the second quarter of 2015.

Rhino Eastern Join Venture Dissolution

In January 2015, we completed a Membership Transfer Agreement (the “Transfer Agreement”) with an affiliate of Patriot Coal Corporation (“Patriot”) that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to us and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. We retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance. As part of the closing of the Transfer Agreement, we and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement. As of December 31, 2014, we recorded an impairment charge of approximately $5.9 million related to our investment in the Rhino Eastern joint venture based upon the fair value of the assets received and liabilities assumed in the dissolution of the joint venture compared to the carrying amount of our investment in the joint venture. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on our net income for the three and nine months ended September 30, 2015.

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

Other Investments

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate portion of the operating income for this investment during the three and nine months ended September 30, 2015 of approximately $0.1 million and $0.3 million, respectively.

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

Factors That Impact Our Business

Our results of operations in the near term could be impacted by a number of factors, including (1) our ability to fund our ongoing operations and necessary capital expenditures, (2) the availability of transportation for coal shipments, (3) poor mining conditions resulting from geological conditions or the effects of prior mining, (4) equipment problems at mining locations, (5) adverse weather conditions and natural disasters or (6) the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives.

On a long-term basis, our results of operations could be impacted by, among other factors, (1) our ability to fund our ongoing operations and necessary capital expenditures, (2)

changes in governmental regulation, (3) the availability and prices of competing electricity-generation fuels, (4) the world-wide demand for steel, which utilizes metallurgical coal and can affect the demand and prices of metallurgical coal that we produce, (5) our ability to secure or acquire high-quality coal reserves and (6) our ability to find buyers for coal under favorable supply contracts.

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of September 30, 2015, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2015 Q4	837	11
2016	2,653	6
2017	1,650	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of September 30, 2015, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Deane, which, as of September 30, 2015, together included one underground mine, three surface mines and four preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. In June 2015, we announced that we were temporarily idling a majority of our Central Appalachia coal mining operations due to ongoing weakness in the coal markets. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2015. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of September 30, 2015. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes our new underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our new Pennyrile mining complex began production and sales in mid-2014.

We had historically reported an Eastern Met segment, which included our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex, located in West Virginia, and for which we served as manager. We had considered this operation to comprise a separate operating segment prior to its dissolution in

January 2015. With the dissolution of the Rhino Eastern joint venture in January 2015, we had no operating activities for this joint venture for the three and nine months ended September 30, 2015.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Statement of Operations Data:
Total revenues	$54.1	$61.4	$167.1	$177.2
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	48.3	52.8	141.8	145.7
Freight and handling costs	0.7	0.6	1.9	1.2
Depreciation, depletion and amortization	8.3	9.6	25.7	27.8
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3.0	4.1	12.3	14.4
Loss on asset impairments	2.3	—	4.5	—
(Gain)/loss on sale/disposal of assets-net	(0.5)	0.4	(0.5)	(0.5)
(Loss) from operations	(8.0)	(6.1)	(18.6)	(11.4)
Interest and other (expense)/income:
Interest expense	(1.4)	(0.8)	(3.7)	(4.8)
Interest income	—	—	—	0.3
Equity in net income/(loss) of unconsolidated affiliates	0.1	(1.9)	0.3	(4.7)
Total interest and other (expense)	(1.3)	(2.7)	(3.4)	(9.2)
Net (loss) from continuing operations	(9.3)	(8.8)	(22.0)	(20.6)
Net (loss)/income from discontinued operations	—	(0.1)	0.7	130.4
Net (loss)/income	$(9.3)	$(8.9)	$(21.3)	$109.8

Other Financial Data
Adjusted EBITDA from continuing operations	$2.8	$1.9	$12.4	$12.7
Net (loss)/income from discontinued operations	—	(0.1)	0.7	130.4
Total Adjusted EBITDA	$2.8	$1.8	$13.1	$143.1

Low natural gas prices have continued to adversely affect the coal markets. During the third quarter, we idled the majority of our Central Appalachia operations as we had built excess coal inventory levels due to the ongoing weak market conditions. We have been able to reduce our inventory levels this quarter as we completed strategic sales transactions to monetize this inventory. We will continue to monetize our Central Appalachia inventory in the fourth quarter to generate cash to further reduce our debt level. The majority of our Central Appalachia operations will remain idle in the fourth quarter as we are able to meet customer demands by shipping coal from our coal inventories.

In Northern Appalachia, our cost structure has improved at our Hopedale operation and the railroad transportation constraints that had affected this region in prior quarters also improved during the quarter. These improvements along with increased customer demand at our Sands Hill operation led to improved financial results in the quarter. Our Castle Valley operation continued to provide positive cash flow, although temporary coal quality issues encountered during the quarter restricted production and customer shipments and limited financial results this quarter. We believe the coal quality issues at Castle Valley will improve during the remainder of 2015 as we plan to mine higher quality coal sections in the mine and we are on track to meet our annual contracted customer demand for coal from this operation.

Our Pennyrile mine has increased productivity in its mining operations since its initial startup last year. The second mining section at Pennyrile received permission for its deep cut mining plan, which has contributed to the increased productivity at this location. During the fourth quarter, we will increase the coal processing capability of the Pennyrile preparation plant, which should lead to future cost improvements. Pennyrile is making shipments on the new long-term sales contract we recently executed with a second local utility customer along with continued shipments to fulfill our base 800,000 ton per year contract. Pennyrile gives us additional diversification and we expect it to be a significant generator of stable cash flow as it ramps up to its full potential run rate of two million tons per year.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Summary.  For the three months ended September 30, 2015, our total revenues decreased to $54.1 million from $61.4 million for the three months ended September 30, 2014, which is a 11.7% decrease. We sold approximately 0.9 million tons of coal for the three months ended September 30, 2015, which is a 0.3% decrease compared to the tons of coal sold for the three months ended September 30, 2014. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by sales from our new Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to ongoing global economic weakness, particularly in China.

Net loss from continuing operations increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. We generated a net loss from continuing operations of approximately $9.3 million for the three months ended September 30, 2015 compared to a net loss from continuing operations of approximately $8.8 million for the three months ended September 30, 2014. Our total net loss from continuing operations increased year to year primarily due to the $2.3 million asset impairment loss that we incurred for the three months ended September 30, 2015 for our Deane complex discussed above, partially offset by the dissolution of the Rhino Eastern joint venture that adversely impacted our results during the three months ended September 30, 2014. Net loss from continuing operations for the three months ended September 30, 2014 was negatively impacted due to a $1.9 million net loss from the Rhino Eastern joint venture, which was dissolved in January 2015.

Adjusted EBITDA from continuing operations increased to $2.8 million for the three months ended September 30, 2015 from $1.9 million for the three months ended September 30, 2014. Adjusted EBITDA from continuing operations increased period to period primarily due to improved results in our Northern Appalachia segment as well as the dissolution of the Rhino Eastern joint venture that adversely impacted our results during the three months ended September 30, 2014.

Including the loss from discontinued operations of approximately $0.1 million, our total net loss and Adjusted EBITDA for the three months ended September 30, 2014 were $8.9 million and $1.8 million, respectively. We did not incur a gain or loss from discontinued operations for the three months ended September 30, 2015.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the three months ended September 30, 2015 and 2014:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2015	September 30, 2014	Tons	% *
	(in thousands, except %)
Central Appalachia	231.9	329.8	(97.9)	(29.7)%
Northern Appalachia	264.2	243.8	20.4	8.4%
Rhino Western	234.3	298.4	(64.1)	(21.5)%
Illinois Basin	209.4	70.6	138.8	196.6%
Total *	939.8	942.6	(2.8)	(0.3)%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 0.9 million tons of coal for the three months ended September 30, 2015, which was basically flat compared to the three months ended September 30, 2014, as an increase in tons sold year-to-year due to sales from our new Pennyrile mine were primarily offset by lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 29.7% to approximately 0.2 million tons for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to a decrease in steam coal tons sold in the three months ended September 30, 2015 compared to 2014 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold increased by approximately 8.4% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as we experienced an increase in tons sold from our Sands Hill complex due to increased customer demand. Coal sales from our Rhino Western segment decreased by approximately 21.5% for the three months ended September 30, 2015 compared to the same period in 2014 due to coal quality issues that limited customer shipments from our Castle Valley operation. We believe the coal quality issues at Castle Valley will improve during the remainder of 2015 as we mine higher quality coal sections of the mine. Our Illinois Basin segment includes our initial sales from our new Pennyrile mine in western Kentucky.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the three months ended September 30, 2015 and 2014:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2015	September 30, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$11.5	$22.4	$(10.9)	(48.6)%
Freight and handling revenues	—	—	—	n/a
Other revenues	5.7	5.4	0.3	6.0%
Total revenues	$17.2	$27.8	$(10.6)	(38.0)%
Coal revenues per ton*	$49.59	$67.83	$(18.24)	(26.9)%
Northern Appalachia
Coal revenues	$15.7	$14.4	$1.3	8.0%
Freight and handling revenues	0.7	0.6	0.1	32.9%
Other revenues	2.0	2.0	—	(1.6)%
Total revenues	$18.4	$17.0	$1.4	7.7%
Coal revenues per ton*	$59.13	$59.32	$(0.19)	(0.3)%
Rhino Western
Coal revenues	$8.7	$12.3	$(3.6)	(29.0)%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$8.7	$12.3	$(3.6)	(29.0)%
Coal revenues per ton*	$37.13	$41.06	$(3.93)	(9.6)%
Illinois Basin
Coal revenues	$9.6	$3.2	$6.4	203.7%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$9.6	$3.2	$6.4	203.7%
Coal revenues per ton*	$46.07	$44.99	$1.08	2.4%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.2	1.1	(0.9)	(82.1)%
Total revenues	$0.2	$1.1	$(0.9)	(82.1)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$45.5	$52.3	$(6.8)	(13.0)%
Freight and handling revenues	0.7	0.6	0.1	32.9%
Other revenues	7.9	8.5	(0.6)	(7.0)%
Total revenues	$54.1	$61.4	$(7.3)	(11.7)%
Coal revenues per ton*	$48.38	$55.44	$(7.06)	(12.7)%

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

Our coal revenues for the three months ended September 30, 2015 decreased by approximately $6.8 million, or 13.0%, to approximately $45.5 million from approximately $52.3 million for the three months ended September 30, 2014. The decrease in coal revenues was primarily due to fewer steam coal tons sold and lower steam coal prices in Central Appalachia, partially offset by sales from our new Pennyrile mine in the Illinois Basin. Coal revenues per ton were $48.38 for the three months ended September 30, 2015, a decrease of $7.06, or 12.7%, from $55.44 per ton for the three months ended September 30, 2014. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $10.9 million, or 48.6%, to approximately $11.5 million for the three months ended September 30, 2015 from approximately $22.4 million for the three months ended September 30, 2014. This decrease was primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $18.24, or 26.9%, to $49.59 per ton for the three months ended September 30, 2015 as compared to $67.83 for the three months ended September 30, 2014, primarily due to lower prices from weak demand for steam coal sold.

For our Northern Appalachia segment, coal revenues were approximately $15.7 million for the three months ended September 30, 2015, an increase of approximately $1.3 million, or 8.0%, from approximately $14.4 million for the three months ended September 30, 2014. This increase was primarily due to an increase in tons sold from our Sands Hill complex in Northern Appalachia due to increased customer demand. Coal revenues per ton for our Northern Appalachia segment decreased by $0.19, or 0.3%, to $59.13 per ton for the three months ended September 30, 2015 as compared to $59.32 per ton for the three months ended September 30, 2014. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased by approximately $3.6 million, or 29.0%, to approximately $8.7 million for the three months ended September 30, 2015 from approximately $12.3 million for the three months ended September 30, 2014, primarily due to a decrease in tons sold due to the coal quality issues at our Castle Valley operation discussed above. Coal revenues per ton for our Rhino Western segment were $37.13 for the three months ended September 30, 2015, a decrease of $3.93, or 9.6%, from $41.06 for the three months ended September 30, 2014. The decrease in coal revenues per ton was due to a decrease in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended September 30, 2015 compared to the same period in 2014.

Coal revenues of approximately $9.6 million for the three months ended September 30, 2015 for the Illinois Basin consisted of initial sales from our new Pennyrile mine in western Kentucky. Coal revenues per ton for our Illinois Basin segment were $46.07 for the three months ended September 30, 2015, an increase of $1.08, or 2.4%, from $44.99 for the three months ended September 30, 2014. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category decreased to approximately $0.2 million for the three months ended September 30, 2015 as compared to approximately $1.1 million for the three months ended September 30, 2014. This decrease was due to lower revenue from our Razorback drill pad construction company.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended September 30, 2015	Three months ended September 30, 2014	Increase (Decrease)%*
Met coal tons sold	32.2	98.9	(67.4)%
Steam coal tons sold	199.7	230.9	(13.5)%
Total tons sold	231.9	329.8	(29.7)%

Met coal revenue	$2,634	$7,404	(64.4)%
Steam coal revenue	$8,865	$14,966	(40.8)%
Total coal revenue	$11,499	$22,370	(48.6)%

Met coal revenues per ton	$81.85	$74.90	9.3%
Steam coal revenues per ton	$44.39	$64.81	(31.5)%
Total coal revenues per ton	$49.59	$67.83	(26.9)%

Met coal tons produced	26.5	60.6	(56.3)%
Steam coal tons produced	67.9	263.4	(74.2)%
Total tons produced	94.4	324.0	(70.9)%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended September 30, 2015 and 2014:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2015	September 30, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$15.3	$21.8	$(6.5)	(29.8)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	3.0	4.9	(1.9)	(39.9)%
Selling, general and administrative	2.7	3.8	(1.1)	(28.9)%
Cost of operations per ton*	$65.98	$66.09	$(0.11)	(0.2)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.1	$14.7	$(1.6)	(10.3)%
Freight and handling costs	0.7	0.6	0.1	27.7%
Depreciation, depletion and amortization	1.9	1.9	—	(2.0)%
Selling, general and administrative	0.1	0.1	—	10.1%
Cost of operations per ton*	$49.68	$60.05	$(10.37)	(17.3)%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.2	$9.0	$(1.8)	(19.7)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.6	1.6	—	0.8%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$30.91	$30.22	$0.69	2.3%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$10.5	$4.3	$6.2	144.3%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	1.6	0.9	0.7	85.4%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$49.86	$60.55	$(10.69)	(17.7)%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$2.2	$3.0	$(0.8)	(26.9)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.2	0.3	(0.1)	(43.6)%
Selling, general and administrative	0.2	0.2	—	(8.1)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$48.3	$52.8	$(4.5)	(8.4)%
Freight and handling costs	0.7	0.6	0.1	27.7%
Depreciation, depletion and amortization	8.3	9.6	(1.3)	(14.3)%
Selling, general and administrative	3.0	4.1	(1.1)	(27.1)%
Cost of operations per ton*	$51.42	$55.97	$(4.55)	(8.1)%

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

Cost of Operations.  Total cost of operations was $48.3 million for the three months ended September 30, 2015 as compared to $52.8 million for the three months ended September 30, 2014. Our cost of operations per ton was $51.42 for the three months ended September 30, 2015, a decrease of $4.55, or 8.1%, from the three months ended September 30, 2014. Total cost of operations decreased primarily due to lower costs in Central Appalachia as we idled the majority of our mining operations in this region during the third quarter in response to weak market demand, partially offset by increased costs from the ongoing startup of our new Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Northern Appalachia operations as we experienced adverse mining conditions at our Hopedale operation as we developed the 7-seam reserve during the three months ended September 30, 2014.

Our cost of operations for the Central Appalachia segment decreased by $6.5 million, or 29.8%, to $15.3 million for the three months ended September 30, 2015 from $21.8 million for the three months ended September 30, 2014. Total cost of operations decreased year-to-year since we idled the majority of our Central Appalachia mining operations during the three months ended September 30, 2015 in response to weak market conditions. Our cost of operations per ton of $65.98 per ton for the three months ended September 30, 2015 was relatively flat compared to $66.09 per ton for the three months ended September 30, 2014.

In our Northern Appalachia segment, our cost of operations decreased by $1.6 million, or 10.3%, to $13.1 million for the three months ended September 30, 2015 from $14.7 million for the three months ended September 30, 2014. Our cost of operations per ton was $49.68 for the three months ended September 30, 2015, a decrease of $10.37, or 17.3%, compared to $60.05 for the three months ended September 30, 2014. The decrease in total cost of operations and cost of operations per ton was primarily due to the adverse mining conditions at our Hopedale operation experienced during the three months ended September 30, 2014, which is discussed above.

Our cost of operations for the Rhino Western segment decreased by $1.8 million, or 19.7%, to $7.2 million for the three months ended September 30, 2015 from $9.0 million for the three months ended September 30, 2014. Our cost of operations per ton was $30.91 for the three months ended September 30, 2015, which was relatively flat compared to $30.22 for the three months ended September 30, 2014. Total cost of operations decreased for the three months ended September 30, 2015 compared to the same period in 2014 due to unusual maintenance and other costs that were incurred at our Castle Valley operation during the three months ended September 30, 2014.

Cost of operations in our Illinois Basin segment was $10.5 million while cost of operations per ton was $49.86 for the three months ended September 30, 2015, both of which related to our new Pennyrile mining complex in western Kentucky. For the three months ended September 30, 2014, cost of operations in our Illinois Basin segment was $4.3 million and cost of operations per ton was $60.55. The increase in cost of operations was primarily the result of increased production year-to-year at the new Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this new mining complex.

Cost of operations in our Other category decreased by $0.8 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to lower costs related to our Razorback drill pad construction company.

Freight and Handling.  Total freight and handling cost for the three months ended September 30, 2015 increased by $0.1 million, or 27.7%, to $0.7 million from $0.6 million for the three months ended September 30, 2014. This increase was primarily due to an increase in coal tons sold for the three months ended September 30, 2015 from the same period in 2014 from our Sands Hill mining complex that requires transportation by truck to the customer.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2015 was $8.3 million as compared to $9.6 million for the three months ended September 30, 2014.

For the three months ended September 30, 2015, our depreciation cost decreased to $7.2 million compared to $7.9 million for the three months ended September 30, 2014. This decrease resulted from lower depreciation costs in our Central Appalachia segment in the current quarter compared to the prior year as we disposed of excess equipment in this region due to temporarily idling mining operations in response to weak market demand.

For the three months ended September 30, 2015, our depletion cost decreased to $0.7 million compared to $1.2 million for the three months ended September 30, 2014. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the three months ended September 30, 2015, our amortization cost was relatively flat at $0.4 million compared to $0.5 million for the three months ended September 30, 2014.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2015 decreased to $3.0 million as compared to $4.1 million for the three months ended September 30, 2014. This decrease was primarily attributable to lower corporate overhead expenses for the three months ended September 30, 2015 compared to the prior period.

Interest Expense.  Interest expense for the three months ended September 30, 2015 increased to $1.4 million as compared to $0.8 million for the three months ended September 30,

2014. This increase was primarily due to higher borrowings on our amended and restated senior secured credit facility along with a higher interest rate on our credit facility during the three months ended September 30, 2015 compared to the prior period.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the three months ended September 30, 2015 and 2014:

	Three months ended	Three months ended	Increase
Segment	September 30, 2015	September 30, 2014	(Decrease)
	(in millions)
Central Appalachia	$(7.3)	$(4.7)	$(2.6)
Northern Appalachia	1.9	(0.7)	2.6
Rhino Western	(0.5)	1.2	(1.7)
Illinois Basin	(3.1)	(2.4)	(0.7)
Eastern Met	—	(1.9)	1.9
Other	(0.3)	(0.3)	—
Total	$(9.3)	$(8.8)	$(0.5)

For the three months ended September 30, 2015, total net loss from continuing operations was a loss of approximately $9.3 million compared to net loss from continuing operations of approximately $8.8 million for the three months ended September 30, 2014. Our total net loss from continuing operations increased year to year primarily due to the $2.3 million asset impairment loss incurred for our Deane complex that is discussed above, partially offset by the dissolution of the Rhino Eastern joint venture that adversely impacted our results during the three months ended September 30, 2014. Including our loss from discontinued operations of approximately $0.1 million, our total net loss for the three months ended September 30, 2014 was approximately $8.9 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $7.3 million for the three months ended September 30, 2015, a $2.6 million larger net loss as compared to the three months ended September 30, 2014, which was primarily due to the $2.3 million asset impairment loss incurred during the three months ended September 30, 2015 for our Deane complex. Net income from continuing operations in our Northern Appalachia segment increased by $2.6 million to $1.9 million for the three months ended September 30, 2015 from a net loss from continuing operations of $0.7 million for the three months ended September 30, 2014. This increase was primarily due to lower costs attributable to the improved mining conditions at our Hopedale complex discussed above. Net loss from continuing operations in our Rhino Western segment was a loss of $0.5 million for the three months ended September 30, 2015, compared to net income from continuing operations of $1.2 million for the three months ended September 30, 2014. This increase in net loss was primarily the result of lower coal sales due to coal quality issues at our Castle Valley operation during the third quarter of 2015 as well as lower contract prices for coal sold from our Castle Valley mine compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $3.1 million for the three months ended September 30, 2015 as we incurred additional costs at the new Pennyrile mining complex as we continue to optimize the operations at this new mining facility. For the Other category, we had a net loss from continuing operations of $0.3 million for the three months ended September 30, 2015, which was unchanged from the three months ended September 30, 2014.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended September 30, 2015 and 2014:

	Three months ended	Three months ended	Increase
Segment	September 30, 2015	September 30, 2014	(Decrease)
	(in millions)
Central Appalachia	$(1.3)	$0.6	$(1.9)
Northern Appalachia	4.0	1.3	2.7
Rhino Western	1.2	2.8	(1.6)
Illinois Basin	(1.3)	(1.4)	0.1
Eastern Met	—	(1.7)	1.7
Other	0.2	0.3	(0.1)
Total	$2.8	$1.9	$0.9

Adjusted EBITDA from continuing operations for the three months ended September 30, 2015 was $2.8 million, an increase of $0.9 million from the three months ended September 30, 2014. Adjusted EBITDA from continuing operations increased period to period primarily due to improved results in our Northern Appalachia segment as well as the dissolution of the Rhino Eastern joint venture that adversely impacted our results during the three months ended September 30, 2014. Adjusted EBITDA for the three months ended September 30, 2014 was $1.8 million once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Summary.  For the nine months ended September 30, 2015, our total revenues decreased to $167.1 million from $177.2 million for the nine months ended September 30, 2014, which is a 5.7% decrease. We sold 2.8 million tons of coal for the nine months ended September 30, 2015, which is a 8.1% increase compared to the tons of coal sold for the nine months ended September 30, 2014. The increase in tons sold was the result of sales from our new Pennyrile operation in the Illinois Basin, partially offset by continued weak demand in the met and steam coal markets at our remaining operations. We believe the weak demand in the steam and met coal markets for the nine months ended September 30, 2015 was due to the same factors discussed above.

Net loss from continuing operations was slightly higher for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. We generated a net loss from continuing operations of approximately $22.0 million for the nine months ended September 30, 2015 compared to a net loss from continuing operations of approximately $20.6 million for the nine months ended September 30, 2014. Our total net loss from continuing operations increased year to year primarily due to high costs incurred for the continued startup of our new Pennyrile mine along with the $4.5 million of asset impairment losses incurred for the nine months ended September 30, 2015 for our Deane complex and Cana Woodford mineral rights discussed above, partially offset by the dissolution of the Rhino Eastern joint venture that adversely impacted our results during the nine months ended September 30, 2014. Net loss from continuing operations for the nine months ended September 30, 2014 was negatively impacted due to a $4.6 million net loss from the Rhino Eastern joint venture, which was dissolved in January 2015.

Adjusted EBITDA from continuing operations decreased slightly to $12.4 million for the nine months ended September 30, 2015 from $12.7 million for the nine months ended September 30, 2014. Adjusted EBITDA from continuing operations decreased period to period primarily due to higher DD&A expense and higher interest expense for the nine months ended September 30, 2014 that was added to the net loss from continuing operations and resulted in higher Adjusted EBITDA for the nine months ended September 30, 2014 compared to the same period in 2015.

Including income from discontinued operations of approximately $0.7 million, our total net loss and Adjusted EBITDA for the nine months ended September 30, 2015 were $21.3 million and $13.1 million, respectively. Income from discontinued operations consisted of a gain of approximately $0.7 million from the receipt of additional proceeds for the Blackhawk sale discussed above. Including income from discontinued operations of approximately $130.4 million, our total net income and Adjusted EBITDA for the nine months ended September 30, 2014 were $109.8 million and $143.1 million, respectively. Income from discontinued operations consisted primarily of the gain of approximately $121.7 million from the sale of our Utica Shale oil and natural gas properties.

Tons Sold.  The following table presents tons of coal sold by reportable segment for the nine months ended September 30, 2015 and 2014:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2015	September 30, 2014	Tons	% *
	(in thousands, except %)
Central Appalachia	702.1	987.5	(285.4)	(28.9)%
Northern Appalachia	767.9	758.0	9.9	1.3%
Rhino Western	731.7	765.7	(34.0)	(4.5)%
Illinois Basin	590.2	70.6	519.6	736.0%
Total *	2,791.9	2,581.8	210.1	8.1%

*                                         Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 2.8 million tons of coal for the nine months ended September 30, 2015 compared to approximately 2.6 million tons for the nine months ended September 30, 2014. The increase in total tons sold year-to-year was primarily due to sales from our new Pennyrile mine, partially offset by lower sales from our other Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 28.9% to approximately 0.7 million tons for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to a decrease in steam coal tons sold in the nine months ended September 30, 2015 compared to 2014 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold increased slightly by 1.3% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to higher sales from our Sands Hill complex due to increased customer demand, partially offset by lower sales from our Hopedale complex due to ongoing railroad transportation constraints. Coal sales from our Rhino Western segment decreased by approximately 4.5% to approximately 0.7 million tons for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to coal quality issues that limited customer shipments from our Castle Valley operation during the third quarter of 2015. We believe the coal quality issues at Castle Valley will improve during the remainder of 2015 as we mine higher quality coal sections in the mine. Our Illinois Basin segment includes our initial sales from our new Pennyrile mine in western Kentucky.

Revenues.  The following table presents revenues and coal revenues per ton by reportable segment for the nine months ended September 30, 2015 and 2014:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2015	September 30, 2014	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$40.4	$70.0	$(29.6)	(42.3)%
Freight and handling revenues	—	—	—	n/a
Other revenues	18.1	15.6	2.5	16.2%
Total revenues	$58.5	$85.6	$(27.1)	(31.7)%
Coal revenues per ton*	$57.54	$70.91	$(13.37)	(18.9)%
Northern Appalachia
Coal revenues	$44.7	$45.4	$(0.7)	(1.5)%
Freight and handling revenues	1.9	1.3	0.6	47.4%
Other revenues	5.9	6.6	(0.7)	(11.1)%
Total revenues	$52.5	$53.3	$(0.8)	(1.5)%
Coal revenues per ton*	$58.18	$59.86	$(1.68)	(2.8)%
Rhino Western
Coal revenues	$27.2	$31.8	$(4.6)	(14.4)%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	—	—	n/a
Total revenues	$27.2	$31.8	$(4.6)	(14.4)%
Coal revenues per ton*	$37.23	$41.56	$(4.33)	(10.4)%
Illinois Basin
Coal revenues	$27.2	$3.2	$24.0	755.7%
Freight and handling revenues	—	—	—	n/a
Other revenues	0.2	0.3	(0.1)	(25.8)%
Total revenues	$27.4	$3.5	$23.9	687.7%
Coal revenues per ton*	$46.06	$44.99	$1.07	2.4%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	1.5	3.0	(1.5)	(50.4)%
Total revenues	$1.5	$3.0	$(1.5)	(50.4)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$139.5	$150.4	$(10.9)	(7.3)%
Freight and handling revenues	1.9	1.3	0.6	47.4%
Other revenues	25.7	25.5	0.2	0.8%
Total revenues	$167.1	$177.2	$(10.1)	(5.7)%
Coal revenues per ton*	$49.96	$58.25	$(8.29)	(14.2)%

*                                         Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**                                  The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category

Our coal revenues for the nine months ended September 30, 2015 decreased by approximately $10.9 million, or 7.3%, to approximately $139.5 million from approximately $150.4 million for the nine months ended September 30, 2014. The decrease in coal revenues was primarily due to fewer steam coal tons sold and lower steam coal prices in Central Appalachia, partially offset by sales from our new Pennyrile mine in the Illinois Basin. Coal revenues per ton were $49.96 for the nine months ended September 30, 2015, a decrease of $8.29, or 14.2%, from $58.25 per ton for the nine months ended September 30, 2014. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $29.6 million, or 42.3%, to approximately $40.4 million for the nine months ended September 30, 2015 from approximately $70.0 million for the nine months ended September 30, 2014, primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal markets conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $13.37, or 18.9%, to $57.54 per ton for the nine months ended September 30, 2015 as compared to $70.91 for the nine months ended September 30, 2014, primarily due to lower market price conditions for steam coal sold. Other revenues for our Central Appalachia segment increased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to higher revenue for transloading services provided to a third party at one of our Central Appalachia mining complexes.

For our Northern Appalachia segment, coal revenues were approximately $44.7 million for the nine months ended September 30, 2015, a decrease of approximately $0.7 million, or 1.5%, from approximately $45.4 million for the nine months ended September 30, 2014. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia primarily due to railroad transportation constraints. Coal revenues per ton for our Northern Appalachia segment decreased by $1.68, or 2.8%, to $58.18 per ton for the nine months ended September 30, 2015 as compared to $59.86 per ton for the nine months ended September 30, 2014. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased approximately $4.6 million, or 14.4%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Coal revenues per ton for our Rhino Western segment were $37.23 for the nine months ended September 30, 2015, a decrease of $4.33, or 10.4%, from $41.56 for the nine months ended September 30, 2014. The decrease in coal revenues and coal revenues per ton were primarily due to a decrease in the contracted sales prices for steam coal sales from our Castle Valley mine for the nine months ended September 30, 2015 compared to the same period in 2014.

Coal revenues of approximately $27.2 million for the Illinois Basin consisted of initial sales from our new Pennyrile mine in western Kentucky and increased approximately $24.0 million from $3.2 million for the nine months ended September 30, 2015. Coal revenues per ton for our Illinois Basin segment were $46.06 for the nine months ended September 30, 2015, an increase of $1.07, or 2.4%, from $44.99 for the nine months ended September 30, 2014. The increase in coal revenues per ton was due to higher contracted sales prices for the nine months ended September 30, 2015 compared to the prior year.

Other revenues for our Other category decreased to approximately $1.5 million for the nine months ended September 30, 2015 as compared to approximately $3.0 million for the nine months ended September 30, 2014. This decrease was due to lower revenue related to our Razorback drill pad construction company.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase (Decrease)%*
Met coal tons sold	158.9	234.4	(32.2)%
Steam coal tons sold	543.2	753.1	(27.9)%
Total tons sold	702.1	987.5	(28.9)%

Met coal revenue	$12,654	$18,306	(30.9)%
Steam coal revenue	$27,743	$51,716	(46.4)%
Total coal revenue	$40,397	$70,022	(42.3)%

Met coal revenues per ton	$79.65	$78.09	2.0%
Steam coal revenues per ton	$51.07	$68.67	(25.6)%
Total coal revenues per ton	$57.54	$70.91	(18.9)%

Met coal tons produced	201.7	249.2	(19.0)%
Steam coal tons produced	424.5	757.4	(44.0)%
Total tons produced	626.2	1,006.6	(37.8)%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses.  The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the nine months ended September 30, 2015 and 2014:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2015	September 30, 2014	$	%*
	(in millions, except per ton data and%)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$41.0	$63.3	$(22.3)	(35.3)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	10.3	15.6	(5.3)	(33.9)%
Selling, general and administrative	11.5	13.4	(1.9)	(14.5)%
Cost of operations per ton*	$58.35	$64.12	$(5.77)	(9.0)%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$37.8	$43.2	$(5.4)	(12.4)%
Freight and handling costs	1.9	1.2	0.7	57.1%
Depreciation, depletion and amortization	5.7	5.6	0.1	1.2%
Selling, general and administrative	0.2	0.2	—	5.5%
Cost of operations per ton*	$49.27	$56.97	$(7.70)	(13.5)%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$24.1	$25.5	$(1.4)	(5.4)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	4.8	4.4	0.4	9.1%
Selling, general and administrative	—	0.1	(0.1)	(26.7)%
Cost of operations per ton*	$32.98	$33.29	$(0.31)	(1.0)%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$31.3	$3.3	$28.0	n/a
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	4.3	1.3	3.0	231.8%
Selling, general and administrative	—	—	—	n/a
Cost of operations per ton*	$52.95	$46.30	$6.65	14.4%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.6	$10.4	$(2.8)	(26.9)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.6	0.9	(0.3)	(31.7)%
Selling, general and administrative	0.6	0.7	(0.1)	(13.4)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$141.8	$145.7	$(3.9)	(2.7)%
Freight and handling costs	1.9	1.2	0.7	57.1%
Depreciation, depletion and amortization	25.7	27.8	(2.1)	(7.5)%
Selling, general and administrative	12.3	14.4	(2.1)	(14.2)%
Cost of operations per ton*	$50.79	$56.43	$(5.64)	(10.0)%

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

Cost of Operations.  Total cost of operations was $141.8 million for the nine months ended September 30, 2015 as compared to $145.7 million for the nine months ended September 30, 2014. Our cost of operations per ton was $50.79 for the nine months ended September 30, 2015, a decrease of $5.64, or 10.0%, from the nine months ended September 30, 2014. Total cost of operations decreased slightly due to lower costs in Central Appalachia as we reduced production in this region due to weak market demand, partially offset by the ongoing startup of our new Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Central Appalachia region as we optimized production at lower cost operations, as well as lower costs from our Northern Appalachia operations as we experienced adverse mining conditions at our Hopedale operation as we developed the 7-seam reserve during the nine months ended September 30, 2014. Mining conditions have improved at Hopedale during the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in the cost of operations per ton for the nine months ended September 30, 2015 compared to the same period in 2014 was partially offset by high cost of operations per ton experienced at Pennyrile as we continue the startup of this mine.

Our cost of operations for the Central Appalachia segment decreased by $22.3 million, or 35.3%, to $41.0 million for the nine months ended September 30, 2015 from $63.3 million for the nine months ended September 30, 2014. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions, as we idled a majority of our Central Appalachia mining operations beginning in the third quarter of 2015. Our cost of operations per ton decreased to $58.35 per ton for the nine months ended September 30, 2015 from $64.12 per ton for the nine months ended September 30, 2014. The decrease in cost of operations per ton was primarily due to production at lower cost operations during the nine months ended September 30, 2015 prior to idling the majority of our mining operations in the third quarter of 2015.

In our Northern Appalachia segment, our cost of operations decreased by $5.4 million, or 12.4%, to $37.8 million for the nine months ended September 30, 2015 from $43.2 million for the nine months ended September 30, 2014. Our cost of operations per ton was $49.27 for the nine months ended September 30, 2015, a decrease of $7.70, or 13.5%, compared to $56.97 for the nine months ended September 30, 2014. The decrease in total cost of operations and cost of operations per ton was primarily due to the adverse mining conditions at our Hopedale operation experienced during the nine months ended September 30, 2014, which is discussed above.

Our cost of operations for the Rhino Western segment decreased slightly year to year to $24.1 million for the nine months ended September 30, 2015 compared to $25.5 million for the nine months ended September 30, 2014. Our cost of operations per ton was $32.98 for the nine months ended September 30, 2015, a decrease of $0.31, or 1.0%, compared to $33.29 for the nine months ended September 30, 2014. The decrease in cost of operations and cost of operations per ton was primarily due to unusual maintenance and other costs incurred at our Castle Valley operation during the nine months ended September 30, 2014.

Cost of operations in our Illinois Basin segment was $31.3 million while cost of operations per ton was $52.95 for the nine months ended September 30, 2015, both of which related to our new Pennyrile mining complex in western Kentucky. For the nine months ended September 30, 2014, cost of operations in our Illinois Basin segment was $3.3 million and cost of operations per ton was $46.30. The increase in cost of operations was primarily the result of increased production year-to-year at the new Pennyrile complex, while cost of operations per ton increased as we incurred higher costs during the ramp up of production at Pennyrile during the nine months ended September 30, 2015.

Cost of operations in our Other category decreased by $2.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to lower costs related to our Razorback drill pad construction company.

Freight and Handling.  Total freight and handling cost for the nine months ended September 30, 2015 increased by $0.7 million, or 57.1%, to $1.9 million from $1.2 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in coal tons sold for the nine months ended September 30, 2015 from the same period in 2014 from our Sands Hill mining complex that requires transportation by truck to the customer.

Depreciation, Depletion and Amortization.  Total DD&A expense for the nine months ended September 30, 2015 was $25.7 million as compared to $27.8 million for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, our depreciation cost was relatively flat at $22.2 million compared to $22.7 million for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, our depletion cost decreased to $2.2 million compared to $3.6 million for the nine months ended September 30, 2014. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current period compared to the prior year.

For the nine months ended September 30, 2015, our amortization cost was relatively flat year to year at $1.3 million compared to $1.5 million for the nine months ended September 30, 2014.

Selling, General and Administrative.  SG&A expense for the nine months ended September 30, 2015 decreased to $12.3 million as compared to $14.4 million for the nine months ended September 30, 2014. This decrease was primarily attributable to lower corporate overhead expenses.

Interest Expense.  Interest expense for the nine months ended September 30, 2015 decreased to $3.7 million as compared to $4.8 million for the nine months ended September 30, 2014. This decrease was primarily due to the write-off of approximately $1.1 million of our unamortized debt issuance costs during the nine months ended September 30, 2014. This write-off was due to an amendment of our amended and restated senior secured credit facility during the nine months ended September 30, 2014 that reduced the borrowing commitment from $300 million to $200 million. Please read the discussion about our amended and restated credit agreement under “—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for more information on this amendment.

Net Income (Loss) from Continuing Operations.  The following table presents net income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2015 and 2014:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2015	September 30, 2014	(Decrease)
	(in millions)
Central Appalachia	$(11.4)	$(12.9)	$1.5
Northern Appalachia	4.6	0.7	3.9
Rhino Western	(3.0)	0.1	(3.1)
Illinois Basin	(10.3)	(2.3)	(8.0)
Eastern Met	—	(4.6)	4.6
Other	(1.9)	(1.6)	(0.3)
Total	$(22.0)	$(20.6)	$(1.4)

For the nine months ended September 30, 2015, total net loss from continuing operations was a loss of approximately $22.0 million compared to net loss from continuing operations of approximately $20.6 million for the nine months ended September 30, 2014. Our total net loss from continuing operations increased year to year primarily due to the $4.5 million of asset impairment losses incurred for the nine months ended September 30, 2015 for our Deane complex and Cana Woodford mineral rights discussed above, partially offset by the dissolution of the Rhino Eastern joint venture that adversely impacted our results during the nine months ended September 30, 2014. Including our income from discontinued operations of approximately $0.7 million, our total net loss for the nine months ended September 30, 2015 was approximately $21.3 million. Our income from discontinued operations for the nine months ended September 30, 2015 consisted of a gain of approximately $0.7 million from the receipt of additional proceeds for the Blackhawk sale discussed above. Including our income from discontinued operations of approximately $130.4 million, our total net income for the nine months ended September 30, 2014 was approximately $109.8 million. Our income from discontinued operations for the nine months ended September 30, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties.

For our Central Appalachia segment, net loss from continuing operations was approximately $11.4 million for the nine months ended September 30, 2015, a $1.5 million smaller net loss as compared to the nine months ended September 30, 2014 as we continue to focus on lowering costs in this region, partially offset by the $2.3 million asset impairment loss incurred for the nine months ended September 30, 2015 for our Deane complex. Net income from continuing operations in our Northern Appalachia segment increased by $3.9 million to $4.6 million for the nine months ended September 30, 2015 from $0.7 million for the nine months ended September 30, 2014. This increase was primarily due to lower costs attributable to improved mining conditions at our Hopedale complex discussed above, partially offset by fewer tons sold at our Hopedale complex due to railroad transportation constraints. Net loss from continuing operations in our Rhino Western segment was a loss of $3.0 million for the nine months ended September 30, 2015, compared to net income from continuing operations of $0.1 million for the nine months ended September 30, 2014. This increase in net loss was primarily the result of lower coal revenue due to lower contract prices for coal sold from our Castle Valley mine compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $10.3 million for the nine months ended September 30, 2015 as we incurred additional costs at the new Pennyrile mining complex as we continue to optimize the operations at this new mining facility. For the Other category, we had net a net loss from continuing operations of $1.9 million for the nine months ended September 30, 2015 compared to a net loss from continuing operations of $1.6 million for the nine months ended September 30, 2014. Results were lower year to year primarily due to the asset impairment charge of $2.2 million for the Cana Woodford mineral rights discussed above, partially offset by approximately $0.6 million in bonus lease payments related to our Cana Woodford oil and gas properties that we received during the nine months ended September 30, 2015.

Adjusted EBITDA from Continuing Operations.  The following table presents Adjusted EBITDA from continuing operations by reportable segment for the nine months ended September 30, 2015 and 2014:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2015	September 30, 2014	(Decrease)
	(in millions)
Central Appalachia	$3.2	$4.4	$(1.2)
Northern Appalachia	10.8	6.7	4.1
Rhino Western	2.0	4.8	(2.8)
Illinois Basin	(5.6)	(0.8)	(4.8)
Eastern Met	—	(3.9)	3.9
Other	2.0	1.5	0.5
Total	$12.4	$12.7	$(0.3)

Adjusted EBITDA from continuing operations for the nine months ended September 30, 2015 was $12.4 million, a decrease of $0.3 million from the nine months ended September 30, 2014. Adjusted EBITDA from continuing operations decreased period to period primarily due to higher DD&A expense and interest expense for the nine months ended September 30, 2014 that was added to the net loss from continuing operations and resulted in higher Adjusted EBITDA for the nine months ended September 30, 2014 compared to the same period in 2015. Adjusted

EBITDA for the nine months ended September 30, 2015 and 2014 was $13.1 million and $143.1 million, respectively, once the results from discontinued operations were included. Adjusted EBITDA for the nine months ended September 30, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas properties. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net (loss)/income from continuing operations	$(7.3)	$1.9	$(0.5)	$(3.1)	$(0.3)	$(9.3)
Plus:
DD&A	3.0	1.9	1.6	1.6	0.2	8.3
Interest expense	0.6	0.2	0.1	0.2	0.3	1.4
EBITDA from continuing operations†	$(3.7)	$4.0	$1.2	$(1.3)	$0.2	$0.4
Plus: Provision for doubtful accounts (1)	0.1	—	—	—	—	0.1
Plus: Non-cash asset impairment (2)	2.3	—	—	—	—	2.3
Adjusted EBITDA from continuing operations†	(1.3)	4.0	1.2	(1.3)	0.2	2.8
Net income from discontinued operations	—	—	—	—	—	—
Adjusted EBITDA †	$(1.3)	$4.0	$1.2	$(1.3)	$0.2	$2.8

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net (loss)/income from continuing operations	$(11.4)	$4.6	$(3.0)	$(10.3)	$(1.9)	$(22.0)
Plus:
DD&A	10.3	5.7	4.8	4.3	0.6	25.7
Interest expense	1.5	0.5	0.2	0.4	1.1	3.7
EBITDA from continuing operations† **	$0.4	$10.8	$2.0	$(5.6)	$(0.2)	$7.4
Plus: Provision for doubtful accounts (1)	0.5	—	—	—	—	0.5
Plus: Non-cash asset impairment (2)	2.3	—	—	—	2.2	4.5
Adjusted EBITDA from continuing operations†	3.2	10.8	2.0	(5.6)	2.0	12.4
Net income from discontinued operations	—	—	—	—	—	0.7
Adjusted EBITDA †	$3.2	$10.8	$2.0	$(5.6)	$2.0	$13.1

	Central	Northern	Rhino	Illinois	Eastern
Three months ended September 30, 2014	Appalachia	Appalachia	Western	Basin	Met *	Other	Total**
	(in millions)
Net (loss)/income from continuing operations	$(4.7)	$(0.7)	$1.2	$(2.4)	$(1.9)	$(0.3)	$(8.8)
Plus:
DD&A	4.9	1.9	1.6	0.9	—	0.3	9.6
Interest expense	0.4	0.1	—	0.1	—	0.3	0.8
EBITDA from continuing operations†	$0.6	$1.3	$2.8	$(1.4)	$(1.9)	$0.3	$1.7
Plus: Rhino Eastern DD&A-51%	—	—	—	—	0.2	—	0.2
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	0.6	1.3	2.8	(1.4)	(1.7)	0.3	1.9
Net (loss) from discontinued operations	—	—	—	—	—	—	(0.1)
Adjusted EBITDA †	$0.6	$1.3	$2.8	$(1.4)	$(1.7)	$0.3	$1.8

	Central	Northern	Rhino	Illinois	Eastern
Nine months ended September 30, 2014	Appalachia	Appalachia	Western	Basin	Met *	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(12.9)	$0.7	$0.1	$(2.3)	$(4.6)	$(1.6)	$(20.6)
Plus:
DD&A	15.6	5.6	4.4	1.3	—	0.9	27.8
Interest expense	1.7	0.4	0.3	0.2	—	2.2	4.8
EBITDA from continuing operations† **	$4.4	$6.7	$4.8	$(0.8)	$(4.6)	$1.5	$12.0
Plus: Rhino Eastern DD&A-51%	—	—	—	—	0.7	—	0.7
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Adjusted EBITDA from continuing operations†	4.4	6.7	4.8	(0.8)	(3.9)	1.5	12.7
Net income from discontinued operations	—	—	—	—	—	—	130.4
Adjusted EBITDA †	$4.4	$6.7	$4.8	$(0.8)	$(3.9)	$1.5	$143.1

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

(1)                                 During the three and nine months ended September 30, 2015, we recorded provisions for doubtful accounts of approximately $0.1 million and $0.5 million, respectively, related to a few of our Elk Horn lessee customers in Central Appalachia that were in bankruptcy proceedings. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)                                 During the three and nine months ended September 30, 2015, we recorded asset impairment losses of approximately $2.3 million and $4.5 million, respectively. For the three months ended September 30, 2015, we recorded an asset impairment loss of approximately $2.3 million for our Deane mining complex since this asset is classified as held for sale and was written down to its estimated fair value less costs to sell as of September 30, 2015.  For the nine months ended September 30, 2015, we recorded an additional asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since this asset was classified as held for sale and was written down to its estimated fair value less costs to sell as of June 30, 2015. We believe that the isolation and presentation of these specific items to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of these items provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of these items provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Net cash provided by operating activities	$2.5	$3.7	$13.9	$17.3
Plus:
Increase in net operating assets	—	—	—	—
Gain on sale of assets	0.5	—	1.2	130.6
Amortization of deferred revenue	0.4	0.6	2.1	1.3
Amortization of actuarial gain	—	0.1	0.1	0.3
Interest expense	1.4	0.8	3.7	4.8
Equity in net income of unconsolidated affiliate	0.1	—	0.3	—
Less:
Decrease in net operating assets	1.1	0.2	4.6	2.9
Accretion on interest-free debt	—	—	—	—
Amortization of advance royalties	0.2	0.1	0.6	0.2
Amortization of debt issuance costs	0.3	0.2	1.1	1.9
Provision for doubtful accounts	0.1	—	0.5	—
Equity-based compensation	—	0.1	—	0.3
Loss on asset impairments	2.3	—	4.5	—
Loss on retirement of advanced royalties	—	0.2	—	0.2
Loss on sale of assets	—	0.4	—	—
Accretion on asset retirement obligations	0.5	0.5	1.7	1.7
Distribution from unconsolidated affiliates	—	—	0.2	—
Equity in net loss of unconsolidated affiliates	—	1.9	—	4.7
EBITDA†	$0.4	$1.6	$8.1	$142.4
Plus: Rhino Eastern DD&A-51%	—	0.2	—	0.7
Plus: Loss on asset impairments (1)	2.3	—	4.5	—
Plus: Provision for doubtful accounts (2)	0.1	—	0.5	—
Adjusted EBITDA† **	2.8	1.8	13.1	143.1
Less: Net (loss)/income from discontinued operations	—	(0.1)	0.7	130.4
Adjusted EBITDA from continuing operations †	$2.8	$1.9	$12.4	$12.7

**                                  Totals may not foot due to rounding.

†                                         EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)                                 During the three and nine months ended September 30, 2015, we recorded asset impairment losses of approximately $2.3 million and $4.5 million, respectively. For the three months ended September 30, 2015, we recorded an asset impairment loss of approximately $2.3 million for our Deane mining complex since this asset is classified as held for sale and was written down to its estimated fair value less costs to sell as of September 30, 2015.  For the nine months ended September 30, 2015, we recorded an additional asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since this asset was classified as held for sale and was written down to its estimated fair value less costs to sell as of June 30, 2015. We believe that the isolation and presentation of these specific items to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of these items provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of these items provides investors with enhanced comparability to prior and future periods of our operating results.

(2)                                 During the three and nine months ended September 30, 2015, we recorded provisions for doubtful accounts of approximately $0.1 million and $0.5 million, respectively, related to a few of our Elk Horn lessee customers in Central Appalachia that were in bankruptcy proceedings. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

Liquidity and Capital Resources

Liquidity

The principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of September 30, 2015, our available liquidity was $9.1 million, including cash on hand of $0.1 million and $9.0 million available under our credit agreement.

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in developing and mining our reserves, as well as complying with applicable environmental and mine safety laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Historically, our sources of liquidity included cash generated by our operations, borrowings under our credit agreement and issuances of equity securities. Our ability to access the capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices and other macroeconomic factors outside of our control. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to significantly reduce our spending and to alter our short- or long-term business plan. We may also be required to consider other options, such as selling assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

In April 2015, we amended our amended and restated senior secured credit facility. The third amendment extends the expiration date of the amended and restated credit agreement from July 2016 to July 2017 if we achieve a certain leverage ratio and liquidity amount. Based on current projections, our current normal operating forecast indicates that we will not meet both of these extension conditions. Based on this analysis, we determined that our credit facility debt liability of $48.0 million at September 30, 2015 should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are currently analyzing multiple options to meet the credit facility contingent extension conditions, which includes potential sales of non-core assets. We are also considering alternative financing options that could result in a new long-term credit facility with a potential five-year term. However, we may be unable to complete such transactions on terms acceptable to us or at all. If we are unable to meet the extension conditions on our credit facility and the expiration date of the credit agreement reverts to July 2016, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue normal business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business.  For more information about our credit facility and the third amendment, please read “—Amended and Restated Credit Agreement.”

In order to borrow under our amended and restated credit facility, we must make certain representations and warranties to our lenders at the time of each borrowing. If we are unable to make these representations and warranties, we would be unable to borrow under our amended and restated credit facility, absent a waiver. Furthermore, if we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio and the minimum fixed charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. Given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations. For the quarter ended September 30, 2015, we announced the continued suspension of the cash distribution for our common units, which was initially suspended beginning with the quarter ended June 30, 2015. No distribution will be paid for common or subordinated units for the quarter ended September 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the previous quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution suspension was the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow, and are designed to preserve liquidity to ensure we meet our future financial requirements described herein.

On October 7, 2015, we were notified by the NYSE that the average closing price of our common units had fallen below $1.00 per unit over a period of 30 consecutive trading days, which is the minimum average unit price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual. Under the NYSE’s rules, we have six months following receipt of the notification to regain compliance with the minimum unit price requirement.

Cash Flows

Net cash provided by operating activities was $13.9 million for the nine months ended September 30, 2015 as compared to $17.3 million for the nine months ended September 30,

2014. This decrease in cash provided by operating activities was primarily the result of an increase in the net loss from continuing operations due to weak coal market conditions discussed above for the nine months ended September 30, 2015 as compared to 2014.

Net cash used for investing activities was $4.5 million for the nine months ended September 30, 2015 as compared to net cash provided by investing activities of $122.7 million for the nine months ended September 30, 2014. The decrease in cash provided by investing activities was primarily due to the proceeds received from the sale of our Utica Shale oil and natural gas assets during the nine months ended September 30, 2014.

Net cash used in financing activities for the nine months ended September 30, 2015 was $9.9 million, which was primarily attributable to repayments on debt during this period with the proceeds from the sale of our Cana Woodford investment, as well as fees paid for the third amendment of our amended and restated senior secured credit facility and distributions paid to unitholders. Net cash used in financing activities for the nine months ended September 30, 2014 was $140.2 million, which was primarily attributable to repayments on debt during this period with the proceeds from the Utica Shale oil and natural gas property sale, along with distributions paid to unitholders.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2015 were approximately $4.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2015 were approximately $7.8 million, which were primarily related to the payments for the final development of our new Riveredge mine on our Pennyrile property in western Kentucky.

Amended and Restated Credit Agreement

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

Based on the April 2015 amendment, loans under our amended and restated credit agreement bear interest at either (i) a base rate equaling the highest of (a) the Federal Funds Open Rate plus 0.50%; (b) the prime rate; or (c) daily LIBOR plus 1.00%, plus an applicable margin in each case or (ii) LIBOR plus an applicable margin, at our option. The applicable margin for the base rate option is 2.50% to 3.50%, and the applicable margin for the LIBOR option is 3.50% to 4.50%, each of which depends on our and our subsidiaries’ consolidated leverage ratio (“Consolidated Leverage Ratio”). The credit agreement also contains letter of credit fees equal to an applicable margin of 3.50% to 4.50% depending on the Consolidated Leverage Ratio, multiplied by the aggregate amount available to be drawn on the letters of credit, and a 0.15% fronting fee payable to the administrative agent. In addition, we incur a commitment fee on the unused portion of the credit agreement at a rate of 0.50% per annum. Borrowings on the line of credit are collateralized by all of our unsecured assets.

Our amended and restated credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the period ended September 30, 2015, we were in compliance with respect to all covenants contained in the credit agreement. The original expiration date of the credit agreement was July 2016, but the expiration date was modified by the April 2015 amendment, as described further below.

At September 30, 2015, we had borrowings outstanding (excluding outstanding letters of credit) of $48.0 million at a variable interest rate of LIBOR plus 4.50% (4.70% at September 30, 2015). In addition, we had outstanding letters of credit of approximately $21.9 million at a fixed interest rate of 4.50% at September 30, 2015. We had not used $9.0 million of the borrowing availability at September 30, 2015. During the three months ended September 30, 2015, we had average borrowings outstanding of approximately $53.9 million in relation to the credit agreement.

In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment reduced the borrowing commitment under the credit facility to a maximum of $100 million and reduced the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by us consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitment under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce the commitment under the facility on a dollar-for-dollar basis. The third amendment changed the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by us from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.0 to 1.0. The third amendment limits our quarterly distributions to a maximum of $0.035 per unit unless (i) our pro forma leverage ratio, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removed the interest coverage ratio covenant and replaced it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ending September 30, 2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by us, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and our available liquidity is at least $20 million. The third amendment does not permit us to issue any new equity unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under our long-term incentive plan are excluded from this requirement. The third amendment limits the amount of our capital expenditures to $20.0 million for fiscal year 2015 and limits capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, we may increase the following year’s capital expenditures by the lesser of such unused amount or $5.0 million.

The third amendment also extends the expiration date of the amended and restated credit agreement to July 2017. We evaluated our amended and restated senior secured credit facility at September 30, 2015 to determine whether this debt liability should be classified as a long-term or short-term liability on our unaudited condensed consolidated statements of financial position. The extension of the expiration date is contingent upon (i) our leverage ratio being less than or equal to 2.75 to 1.0 and (ii) our having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for one of such quarters, the expiration date of the amended and restated credit agreement will revert to July 2016. As of September 30, 2015, our leverage ratio was 3.2 to 1.0 and our liquidity was approximately $9.0 million. Based on current projections, our current normal operating forecast indicates that we will not meet both of these extension conditions for either quarter. Based on this analysis, we determined that our credit facility debt liability of $48.0 million at September 30, 2015 should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are currently analyzing multiple options to meet the credit facility contingent extension conditions, which includes potential sales of non-core assets. We are also considering alternative financing options that could result in a new long-term credit facility with a potential five-year term. However, we may be unable to complete such transactions on terms acceptable to us or at all. If we are unable to meet the extension conditions on our credit facility and the expiration date of our credit agreement reverts to July 2016, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our normal business operations and there can be no assurance that we will be able to obtain adequate replacement financing on acceptable terms or at all. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our amended and restated credit agreement. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit in an amount of up to 25% of the aggregate bond liability. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of September 30, 2015, we had $21.9 million in letters of credit outstanding, of which $16.9 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies and estimates as of September 30, 2015.

Recent Accounting Pronouncements

Refer to Item 1. Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. During the quarter ended June 30, 2015, we determined that we had a material weakness in internal control over financial reporting related to the precision of review and application of technical accounting principles over the calculation of net income/(loss) per common unit and subordinated unit during the years ended December 31, 2014 and 2013 (as described below). During the quarter ended September 30, 2015, management implemented additional steps in the preparation and review process of the calculation of net income/(loss) per common unit and subordinated unit to remediate the material weakness. Based upon the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  As described above, management previously determined that there was a material weakness in internal control over financial reporting related to the precision of review and application of technical accounting principles over the calculation of net income/(loss) per common unit and subordinated unit. We did not correctly reflect the impact of the non-payment of cash distributions in respect of our subordinated units on the allocation of net income/(loss) between common units and subordinated units for the purposes of calculating earnings per unit for each unitholder class. The corrected calculations allocated more net income or less net (loss), as applicable, to common units and less net income or more net (loss), as applicable, to subordinated units for the purposes of calculating earnings per unit for each unitholder class.  Therefore, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2015.

During the quarter ended September 30, 2015, management implemented additional steps in the preparation and review process of the calculation of net income/(loss) per common and subordinated unit. Management has determined these additional steps are sufficient in remediating the material weakness in internal control over financial reporting.

Except as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on current projections, our current normal operating forecast indicates that we will not meet the conditions required to extend the expiration date of our amended and restated credit agreement from July 2016 to July 2017.  As a result, our credit facility balance is classified on our statement of financial position as of September 30, 2015 as a current liability and this classification raises substantial doubt of our ability to continue as a going concern for the next twelve months.

In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon (i) our leverage ratio being less than or equal to 2.75 to 1.0 and (ii) our having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016.  If both of these conditions are not satisfied for either quarter, the expiration date of the amended and restated credit agreement will revert to July 2016, at which time we will be required to repay all of the outstanding borrowings thereunder.  As of September 30, 2015, our ratio was 3.2 to 1.0 and our liquidity was approximately $9.0 million. Based on current projections, our current normal operating forecast indicates that we will not meet both of these extension conditions for either quarter without a waiver. Based on this analysis, we determined that our credit facility debt liability of $48.0 million at September 30, 2015 should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. If we are unable to meet the extension conditions under our amended and restated senior secured credit facility and the expiration date of the credit agreement reverts to July 2016, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our normal business operations, and there can be no assurance that we would be able to obtain adequate alternative financing on acceptable terms or at all.

There are other uncertainties as to our ability to access funding under our amended and restated credit agreement. In order to borrow under our amended and restated credit facility, we must make certain representations and warranties to our lenders at the time of each borrowing. If we are unable to make these representations and warranties, we would be unable to borrow under our amended and restated credit facility, absent a waiver. Furthermore, if we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio and the minimum fixed charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. Given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement.

Our principal liquidity requirements are to finance current operations, fund capital expenditures and service our debt. Our principal sources of liquidity are cash generated by our operations and borrowings under our credit agreement.  If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility or borrow under our existing credit facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to significantly reduce our spending and to alter our short- or long-term business plan. We may also be required to consider other options, such as selling assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern.

If we are unable to regain compliance with the NYSE minimum unit price requirement or continue to meet the NYSE’s other continued listing requirements, the NYSE may delist our common units.

Our common units are currently listed on the NYSE. On October 7, 2015, we were notified by the NYSE that the average closing price of our common units had fallen below $1.00 per unit over a period of 30 consecutive trading days, which is the minimum average unit price for continued listing on the NYSE under Rule 802.01C of the NYSE Listed Company Manual. Under the NYSE’s rules, we have six months following receipt of the notification to regain compliance with the minimum unit price requirement. We can regain compliance at any time during the six-month cure period if our common units have a closing unit price of at least $1.00 per unit on the last trading day of any calendar month during the period and also has an average closing unit price of at least $1.00 per unit over the 30-trading day period ending on the last trading day of that month or on the last day of the cure period.

While the notice from the NYSE has no immediate impact on the listing of our common units, our common units could be delisted from the NYSE if we are unable to regain compliance with the NYSE’s minimum unit price requirement by the end of the six-month cure period. A delisting of our common units, either as result of a failure to regain compliance with the NYSE’s minimum unit price requirement or our failure to satisfy other qualitative or quantitative standards for continued listing on the NYSE, could negatively impact us by, among other things, reducing the liquidity and market price of our common units; reducing the number of investors willing to hold or acquire our common units; and limiting our ability to issue additional securities or obtain additional financing in the future.

Although we monitor our level of non-qualifying income closely and attempt to manage our operations to ensure compliance with the qualifying income requirement, given the continued weak demand and low prices for met and steam coal, there is a risk that we will not be able to continue to meet the qualifying income level necessary to maintain our status as a partnership for federal income tax purposes.

As a publicly traded partnership, we may be treated as a corporation for federal income tax purposes unless 90% or more of our gross income in each year consists of certain identified types of “qualifying income.”  In addition to qualifying income, like many other publicly traded partnerships, we also generate ancillary income that may not constitute qualifying income.  Although we monitor our level of gross income that may not constitute qualifying income closely and attempt to manage our operations to ensure compliance with the qualifying income requirement, given the continued weak demand and low prices for met and steam coal, the sale of which generates qualifying income, there is a risk that we will not be able to continue to meet the qualifying income level necessary to maintain our status as a publicly-traded partnership.  To the extent we become aware that we may not generate or have not generated sufficient qualifying income with respect to a period, we can and would take action to preserve our treatment as a partnership for federal income tax purposes, including seeking relief from the IRS.  Section 7704(e) of the Internal Revenue Code provides for the possibility of relief upon, among other things, determination by the IRS that such failure to meet the qualifying income requirement was inadvertent.  However, we are unaware of examples of such relief being sought by a publicly traded partnership.

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

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2015 is included in Exhibit 95.1 to this report.

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended September 30, 2015

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

Exhibit Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

By: Rhino GP LLC, its General Partner

Date: November 6, 2015	By:	/s/ Joseph E. Funk
Joseph E. Funk
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Richard A. Boone
Richard A. Boone
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)