Form 10-K
period 2015-12-31
Rhino Resource Partners LP
filed 2016-03-25
CIK 1490630

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's equity held by non-affiliates of the registrant was approximately $12.8 million based on the closing price of the registrant's common units on the New York Stock Exchange on such date. As of March 21, 2016, the registrant had 76,919,137 common units and 12,355,299 subordinated units outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        This report contains "forward-looking statements." Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including "may," "believe," "expect," "anticipate," "estimate," "continue," or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in "Part 1, Item 1A. Risk Factors." The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

  •
  our ability to maintain adequate cash flow and to obtain additional financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations or our ability to obtain alternative financing upon the expiration of our amended and restated senior secured credit facility and our related ability to continue as a going concern;

  •
  our future levels of indebtedness and compliance with debt covenants;

  •
  our ability to successfully appeal the suspension and delisting of our common units from the New York Stock Exchange ("NYSE") and, if successful, the ability to maintain compliance with the NYSE continued listing requirements;

  •
  sustained depressed levels or further declines in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions;

  •
  our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes;

  •
  declines in demand for electricity and coal;

  •
  current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal;

  •
  extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs;

  •
  difficulties in obtaining and/or renewing permits necessary for operations;

  •
  a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane;

  •
  poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives;

  •
  fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal;

  •
  a shortage of skilled labor, increased labor costs or work stoppages;

  •
  our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable;

  •
  material inaccuracies in our estimates of coal reserves and non-reserve coal deposits;

  •
  existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal;

  •
  federal and state laws restricting the emissions of greenhouse gases;

  •
  our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property;

  •
  our dependence on a few customers and our ability to find and retain customers under favorable supply contracts;

  •
  changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices;

  •
  changes in governmental regulation of the electric utility industry;

  •
  our ability to successfully diversify our operations into other non-coal natural resources;

  •
  defects in title in properties that we own or losses of any of our leasehold interests;

  •
  our ability to retain and attract senior management and other key personnel;

  •
  material inaccuracy of assumptions underlying reclamation and mine closure obligations; and

  •
  weakness in global economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

v

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

        We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, we controlled an estimated 363.6 million tons of proven and probable coal reserves, consisting of an estimated 310.1 million tons of steam coal and an estimated 53.5 million tons of metallurgical coal. In addition, as of December 31, 2015, we controlled an estimated 436.8 million tons of non-reserve coal deposits. As discussed further below, Rhino Eastern LLC, a joint venture in which we had a 51% membership interest and for which we served as manager, was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves that are included in our proven and probable reserves. Our estimated proven and probable coal reserves as of December 31, 2015 decreased when compared to the estimated tons reported as of December 31, 2014 while our non-reserve coal deposits increased for the same comparable periods. As part of the recent audits of our coal reserves and deposits performed by Cardno, Inc. and John T. Boyd, these outside experts performed an independent pro forma economic analysis using industry-accepted guidelines and these were used, in part, to classify tonnage as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions. In the currently depressed coal market environment, some of our coal that was previously classified as proven and probable coal reserves was re-classified as non-resource coal deposits due to unfavorable projected economic performance.

        We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. In the third quarter of 2015, we temporarily idled a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. We have resumed mining operations at a majority of our Central Appalachia operations in 2016 to fulfill customer contracts that we secured for 2016. Future market conditions will determine the duration that our remaining Central Appalachia operations remain idle.

        For the year ended December 31, 2015, we produced approximately 3.4 million tons of coal and sold approximately 3.5 million tons of coal. Lessees produced approximately 1.7 million tons of coal from our Elk Horn coal leasing properties in eastern Kentucky for the year ended December 31, 2015.

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

Current Liquidity and Outlook

        As we have been unable to extend the expiration date of our amended and restated credit agreement, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. The presence of the going concern emphasis paragraph in our auditors' report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

        As of December 31, 2015, our available liquidity was $1.2 million, including cash on hand of $0.1 million and $1.1 million available under our amended and restated credit agreement. In April 2015, we amended our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement from July 2016 to July 2017 if we achieved a certain leverage ratio and liquidity amount. As of December 31, 2015, we did not satisfy the conditions for the extension of our credit facility as our leverage ratio was 3.2 to 1.0 and our liquidity was approximately $1.1 million. In March 2016, we amended our amended and restated senior secured credit facility where the expiration date was set to July 2016. We are working with our lenders to extend the amended and restated credit agreement to December 2017. Since our credit facility has an expiration date of July 2016, we determined that our credit facility debt liability of $41.2 million at December 31, 2015 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our amended and restated credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility. Furthermore, given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern. For more information about our liquidity and our credit facility, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Sale of our General Partner by Wexford Capital LP

        On January 21, 2016, a definitive agreement was completed between Royal Energy Resources, Inc. ("Royal") and Wexford Capital LP ("Wexford Capital" and together with certain of its affiliates and principals, "Wexford") where Royal acquired 6,769,112 of our issued and outstanding common units from Wexford. The definitive agreement also included the committed acquisition by Royal within 60 days from the date of the definitive agreement, or March 21, 2016, of all of the issued and outstanding membership interests of Rhino GP LLC, our general partner, as well as 9,455,252 of our issued and outstanding subordinated units from Wexford. Royal is a publicly traded company listed on the OTC market (OTCQB: ROYE) and is focused on the acquisition of coal, natural gas and renewable energy assets that are profitable at current distressed prices.

        On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of our general partner as well as the 9,455,252 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in us with the completion of this transaction. Immediately subsequent to the consummation of the transaction, the following members of the board of directors of our general partner tendered their resignations effective immediately: Mark Zand, Philip Braunstein, Ken Rubin, Arthur Amron, Douglas Lambert and Mark Plaumann. As the owner of our general partner, Royal has the right to appoint the members of the board of directors of our general partner and so appointed the following individuals as new directors to fill the vacancies resulting from the resignations: William Tuorto, Ronald Phillips, Michael Thompson, Ian Ganzer, Douglas Holsted, Brian Hughs and David Hanig.

        On March 21, 2016, we and Royal entered into a securities purchase agreement (the "Securities Purchase Agreement") pursuant to which we issued 60,000,000 of our common units to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of our general partner determine that we do not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, we have the option to rescind Royal's purchase of 13,333,333 common units and the applicable installment will not be payable (each, a "Rescission Right"). If we fail to exercise a Rescission Right, in each case, we have the option to repurchase 13,333,333 of our common units at

$0.30 per common unit from Royal (each, a "Repurchase Option"). The Repurchase Options terminate on December 31, 2017. Royal's obligation to pay any installment of the promissory note is subject to certain conditions, including that we have entered into an agreement to extend the amended and restated credit agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $0.15.

Debt Amendment

        On March 17, 2016, our operating company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into an amendment (the "Fourth Amendment") of our amended and restated credit agreement, dated July 29, 2011, as amended by the first, second and third amendments thereto, with PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the lenders party thereto. The Fourth Amendment amends the definition of change of control in the amended and restated credit agreement to permit Royal to purchase the membership interests of our general partner and sets the expiration date of the facility at July 2016. The Fourth Amendment reduces the borrowing capacity under the credit facility to a maximum of $80 million and reduces the amount available for letters of credit to $30 million. The Fourth Amendment eliminates the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminates the capability to make Swing Loans under the facility and eliminates our ability to pay distributions to our common or subordinated unitholders. The Fourth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment requires us to maintain minimum liquidity of $5 million and minimum EBITDA, calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve month basis. The Fourth Amendment requires us to provide monthly financial statements and a weekly rolling thirteen week cash flow forecast to the Administrative Agent.

Suspension and Delisting of Common Units from NYSE

        On December 17, 2015, the NYSE notified us that the NYSE had determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for our common units. The NYSE also suspended the trading of our common units at the close of trading on December 17, 2015.

        As previously disclosed, on December 11, 2015, we notified the NYSE of our intention to voluntarily transfer our common units from the NYSE to the OTCQB Marketplace ("OTCQB"). However, the NYSE's proceedings to delist our common units superseded our voluntary transfer. On December 18, 2015, our common units began trading on the OTCQB under the new ticker symbol

"RHNO". The NYSE informed us that it will apply to the Securities and Exchange Commission to delist our common units upon completion of all applicable procedures, including any appeal by us of the NYSE's decision. On January 4, 2016, we filed an appeal with the NYSE to review the suspension and delisting determination of our common units. The NYSE notified us that our appeal would be reviewed on April 20, 2016 to make a determination on the suspension and delisting of our common units. There can be no assurance that we will be successful in our appeal and that our request for continued listing on the NYSE will be granted.

Distribution Suspension

        Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2015, we have suspended the cash distribution on our common units. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters' distribution levels were lower than the historical quarters' distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

        Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we suspended the distribution for the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015, we have accumulated arrearages at December 31, 2015 related to the common unit distribution of approximately $44.3 million.

Asset Impairments

        As the prolonged weakness in the U.S. coal markets continued during 2015, we performed a comprehensive review during the fourth quarter of 2015 of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in its strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to our operations deteriorated in the fourth quarter of 2015. We believe that an oversupply of coal being produced in Northern Appalachia has contributed to depressed coal prices from this region. We believe the oversupply of coal has been created due to historically low natural gas prices in this region, which competes with coal as a source of electricity generation. Utilities have chosen cheap natural gas for electricity generation over coal and, additionally, we believe the amount that the utilities' power plants have been dispatched for electricity generation has fallen due to low electricity demand. The production of natural gas from the Utica Shale and Marcellus Shale regions that are located within the Northern Appalachian region have kept natural gas prices low and larger coal producers have low-cost long-wall mines in Northern Appalachia that can compete to sell lower priced coal to utilities that still require coal supplies in this region. We believe this combination of factors have decreased coal prices in Northern Appalachia to levels where certain current operations as well as future plans for the development of the Leesville Field will be unprofitable in the near term. In addition to impairment charges related to certain Northern Appalachia operations, we also recorded asset impairment and related charges for the sale of the Deane mining complex, the sale of our Cana Woodford oil and natural gas investment and an impairment charge for intangible assets. We recorded approximately $31.6 million of total asset impairment and related charges for the year ended December 31, 2015. Please see "Part II, Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations" for a detailed discussion of these asset impairment and related charges.

Deane Mining Complex Sale

        On October 30, 2015, we executed a binding letter of intent with a third party for the purchase of our Deane mining complex. The sale of the Deane mining complex was completed on December 30, 2015. The Deane mining complex is located in eastern Kentucky and includes one underground mine that was idle during 2015. The infrastructure at the Deane mining complex consists of a preparation plant and a unit train loadout facility. The sale of the Deane complex transferred the underground mine, related equipment, the preparation plant and loadout facility in exchange for $2.0 million in the form of a promissory note receivable from the third party, while we retained the mineral rights for the proven and probable steam coal reserves at this complex. The Deane mining complex sale also included a royalty agreement with the third party pursuant to which we will collect future royalties for coal mined and sold from the Deane complex. The sale of the Deane mining complex also relieved us of significant reclamation liabilities and bonding requirements.

Taylorville Land Sale

        On December 30, 2015, we completed the sale of our land surface rights for our Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows us to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as we have the option to repurchase the rights to the land within seven years from the date of the sale agreement. We used the proceeds from the sale of the Taylorville property to reduce the outstanding balance on our credit facility. In accordance with appropriate accounting guidance, since we have the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale.

Cana Woodford Oil and Natural Gas Investment Sale

        In August 2015, we completed the sale of our oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. We received a total of approximately $5.7 million in proceeds from the sale of the Cana Woodford oil and natural gas mineral rights.

Rhino Eastern Joint Venture Dissolution

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

History

        Our predecessor was formed in April 2003 by Wexford. Wexford Capital is an SEC registered investment advisor which was formed in 1994 and manages a series of investment funds and has approximately $3.0 billion of assets under management. We were formed in April 2010 to own and control the coal properties and related assets owned by Rhino Energy LLC. On October 5, 2010, we completed our IPO, in which we sold an aggregate of 3,730,600 common units to the public. Our common units are listed on the New York Stock Exchange under the symbol "RNO". Please read "—Recent Developments—Suspension and Delisting of Common Units from NYSE." In connection with the IPO, Wexford contributed their membership interests in Rhino Energy LLC to us, and we issued 12,397,000 subordinated units representing limited partner interests in us and 8,666,400 common units to Wexford and issued incentive distribution rights to our general partner. In March 2016, Royal acquired our general partner and a majority limited partner interest in us from Wexford. Please read "—Recent Developments—Sale of our General Partner by Wexford Capital LP."

        Since the formation of our predecessor in April 2003, we have completed numerous coal asset acquisitions with a total purchase price of approximately $357.5 million. Through these acquisitions and coal lease transactions, we have substantially increased our proven and probable coal reserves and non-reserve coal deposits. In addition, we have successfully grown our production through internal development projects. In addition to our coal acquisitions, in 2011 we began to invest in oil and natural gas assets and operations.

        We are managed by the board of directors and executive officers of our general partner. Our operations are conducted through, and our operating assets are owned by, our wholly owned subsidiary, Rhino Energy LLC, and its subsidiaries.

Coal Operations

Mining and Leasing Operations

        As of December 31, 2015, we operated two mining complexes located in Central Appalachia (Tug River and Rob Fork) along with our Elk Horn coal leasing operations in Central Appalachia. In December 2015, we completed the sale of our Central Appalachia Deane mining complex to a third party (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information). In the third quarter of 2015, we temporarily idled a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. We have resumed mining operations at a majority of our Central Appalachia operations in 2016 to fulfill customer contracts that we secured for 2016, but certain Central Appalachia mining operations have remained idle as we seek acceptable coal sales contracts that will allow mining to resume at these specific operations.

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

        The following map shows the location of our coal mining and leasing operations as of December 31, 2015 (Note: the McClane Canyon mine in Colorado was permanently idled at December 31, 2013):

Grand Junction
Denver
McCLANE CANYON
Colorado Springs
STATE OF COLORADO
Not to Scale
SALT LAKE CITY
CASTLE VALLEY
PRICE
HUNTINGTON
STATE OF UTAH
Not to Scale
PENNSYLVANIA
Akron
Youngstown
New Castle
Canton
LEESVILLE FIELD
SPRINGDALE FIELD
Pittsburgh
Steubenville
Columbus
Zanesville
HOPEDALE COMPLEX
Wheeling
Washington
Uniontown
OHIO
Morgantown
MD
Chillicothe
SANDS HILL COMPLEX
Fairmont
Parkersburg
Clarksburg
Elkins
RICH MOUNTAIN FIELD
N
Ashland
Huntington
Charleston
WEST VIRGINIA
Lexington
Morehead
HEADQUARTERS OFFICE
RHINO EASTERN FIELD
KENTUCKY
TUG RIVER COMPLEX
Beckley
ELK HORN COAL PROPERTIES
Prestonsburg
Pikeville
Hazard
ROB FORK COMPLEX
VIRGINIA
Roanoke
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

        The following table summarizes our mining complexes and production by region as of December 31, 2015. The tons produced by the Elk Horn lessees are not included in the table below since we did not directly mine these tons, but rather collected royalty revenues from the lessees.

Region	Preparation Plants and Loadouts	Transportation to Customers(1)	Number and Type of Active Mines(2)	Tons Produced for the Year Ended December 31, 2015(3)
				(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Tug Fork & Jamboree(4)	Truck, Barge, Rail (NS)	—	0.3
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	—	0.4
Northern Appalachia
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	0.7
Sands Hill Complex (OH)	Sands Hill(5)	Truck, Barge	2S	0.2
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—
Pennyrile Complex (KY)(6)	Preparation plant & river loadout	Barge	1U	0.8
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	1.0
McClane Canyon Mine (CO)(6)	n/a	Truck	—	—

Total			3U,2S	3.4

(1)
NS = Norfolk Southern Railroad; CSX = CSX Railroad; OHC = Ohio Central Railroad; WLE = Wheeling & Lake Erie Railroad.

(2)
Numbers indicate the number of active mines. U = underground; S = surface. All of our mines as of December 31, 2015 were company-operated. Our Central Appalachia mines were idle as of December 31, 2015.

(3)
Total production based on actual amounts and not rounded amounts shown in this table.

(4)
Jamboree includes only a loadout facility.

(5)
Includes only a preparation plant.

(6)
The McClane Canyon mine was permanently idled as of December 31, 2013.

        Central Appalachia.    For the year ended December 31, 2015, we operated two mining complexes located in Central Appalachia consisting of one active underground mine and three surface mines. For the year ended December 31, 2015, the mines at our Tug River and Rob Fork mining complexes produced an aggregate of approximately 0.4 million tons of steam coal and an estimated 0.3 million tons of metallurgical coal. In addition, for the year ended December 31, 2015, lessees of our Elk Horn properties produced approximately 1.7 million tons of coal.

        Tug River Mining Complex.    Our Tug River mining complex is located in Kentucky and West Virginia that borders the Tug River. This complex produces coal from two company operated surface mines, which includes one high-wall mining unit. Coal production from these operations is delivered to the Tug Fork preparation plant for processing and then transported by truck to the Jamboree rail loadout for blending and shipping. Coal suitable for direct-ship to customers is delivered by truck directly to the Jamboree rail loadout from the mine sites. The Tug Fork plant is a modern, 350 tons per hour preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train, batch weigh loadout. This mining complex produced approximately 0.2 million tons of steam coal and approximately 0.1 million tons of metallurgical coal for the year ended December 31, 2015.

        Rob Fork Mining Complex.    Our Rob Fork mining complex is located in eastern Kentucky and produces coal from one company-operated surface mine and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers' needs. The Rob Fork mining complex produced approximately 0.2 million tons of steam coal and 0.2 million tons of metallurgical coal for the year ended December 31, 2015.

        Deane Mining Complex.    Our Deane mining complex was located in eastern Kentucky and included one underground steam coal mine that was idle during the year ended December 31, 2015. The infrastructure consisted of a preparation plant utilizing heavy media circuitry capable of cleaning coarse and fine coal size fractions, as well as a unit train loadout facility with batch weighing equipment capable of loading in excess of 10,000 tons into railcars in approximately four hours. The Deane complex was sold to a third party in December 2015 (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information). Please read ""—Recent Developments—Dean Mining Complex Sale."

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

        Elk Horn Coal Leasing.    The Elk Horn Coal Company ("Elk Horn") is primarily a coal leasing company located in eastern Kentucky that provides us with coal royalty revenues. For the year ended December 31, 2015, Elk Horn lessees produced approximately 1.7 million tons of coal from our Elk Horn properties.

        Northern Appalachia.    We operate two mining complexes located in Northern Appalachia consisting of one company-operated underground mine and two company-operated surface mines. For the year ended December 31, 2015, these mines produced an aggregate of approximately 0.9 million tons of steam coal.

        Hopedale Mining Complex.    The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is first cleaned at our Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad and then shipped by train or truck to our customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 0.7 million tons of steam coal for the year ended December 31, 2015.

        Sands Hill Mining Complex.    We currently operate two surface mines at our Sands Hill mining complex, located near Hamden, Ohio. The infrastructure includes a preparation plant along with a river front barge and dock facility on the Ohio River. The Sands Hill mining complex produced approximately 0.2 million tons of steam coal and approximately 0.4 million tons of limestone aggregate for the year ended December 31, 2015.

        Western Bituminous Region.    We operate one mining complex in the Western Bituminous region that produces coal from an underground mine located in Emery and Carbon Counties, Utah. We also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon)

that was permanently idled at the end of 2013 (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information).

        Castle Valley Mining Complex.    Our Castle Valley mining complex includes one underground mine located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. We produced approximately 1.0 million tons of steam coal from one underground mine at this complex for the year ended December 31, 2015.

        Illinois Basin.    In May 2012, we completed the purchase of certain rights to coal leases and surface property that is contiguous to the Green River and located in Daviess and McLean counties in western Kentucky where we constructed a new underground mining complex. The coal leases and property are contiguous to the Green River. The property is fully permitted and provides us with access to Illinois Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers. During 2014, we completed the initial construction of a new underground mining operation on this property. Production began in late May 2014 and the first barge shipments of coal departed from this facility in early July 2014. We have long-term sales contracts with local electric utility customers and we have other potential customers that we believe could lead to additional long-term sales agreements if we can successfully expand our production capacity at this operation.

        Pennyrile Mining Complex.    In mid-2014, we completed the initial construction of a new underground mining operation on the purchased property, referred to as our Pennyrile mining complex, which includes one underground mine, a preparation plant and river loadout facility. Production from this new underground mine began in mid-2014 and we produced approximately 0.8 million tons for the year ended December 31, 2015. We believe the possibility exists to expand production up to 2.0 million tons per year with further development of the mine at the Pennyrile complex.

Other Non-Mining Operations

        In addition to our mining operations, we operate several subsidiaries which provide auxiliary services for our coal mining operations. Rhino Trucking provides our southeastern Ohio coal operations with reliable transportation to our customers where rail is not available. Rhino Services is responsible for mine-related construction, site and roadway maintenance and post-mining reclamation. Through Rhino Services, we plan and monitor each phase of our mining projects as well as the post-mining reclamation efforts. We also perform the majority of our drilling and blasting activities at our company-operated surface mines in-house rather than contracting to a third party.

Other Natural Resource Assets

Oil and Natural Gas

        In addition to our coal operations, we have invested in oil and natural gas assets and operations that we believe help to diversify our income stream.

        In 2011, we began to invest in oil and natural gas mineral rights and operations in the Utica Shale region of eastern Ohio. As of December 31, 2013, we had invested a total of approximately $31.1 million for a 5% net interest in a portfolio of oil and natural gas leases in the Utica Shale region along with approximately $23.3 million in drilling costs, which represented our proportionate ownership share in the portfolio. Gulfport, the operator of the portfolio, began drilling and testing wells in the region in 2012 and we received our proportionate share (5%) of revenue from the hydrocarbons produced and sold by the operator on our acreage, which totaled approximately $5.6 million for the year ended December 31, 2013. In March 2014, we completed a purchase and sale agreement to sell our entire Utica Shale joint interest investment to Gulfport for approximately $184.0 million, which provided us a substantial return on our initial investment.

        During 2011, we completed the acquisition of certain oil and natural gas mineral rights in the Cana Woodford region of western Oklahoma for a total purchase price of approximately $8.1 million. We began to receive royalty revenues from these mineral rights in early 2012 and received approximately $149,000 and $149,000 in royalty revenue during 2015 and 2014, respectively. In August 2015, we completed the sale of our Cana Woodford mineral rights for approximately $5.7 million.

        In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC ("Sturgeon"), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate portion of the operating gains for this investment during 2015 and 2014 of approximately $0.3 million and $0.4 million, respectively.

        In December 2012, we made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC ("Muskie"), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the U.S. We recorded our proportionate share of the operating loss for 2014 approximately $0.1 million. During the year ended December 31, 2014, we contributed additional capital based upon our ownership interest to the Muskie joint venture in the amount of $0.2 million. In addition, during the year ended December 31, 2013, we provided a loan based upon our ownership share to Muskie in the amount of $0.2 million, which was fully repaid in November 2014 in conjunction with our contribution of our interest in Muskie to Mammoth Energy Partners LP ("Mammoth"). In November 2014, we contributed our investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth's companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services.

        In addition, during the second quarter of 2012 we formed a services company ("Razorback") to provide drill pad construction services in the Utica Shale for drilling operators. Razorback has completed the construction of numerous drill pads since its inception, along with the construction of impoundments for fracking water and the construction of several access roads for operators in the Utica Shale region. We ceased operations of Razorback during 2015 due to decreased drilling activity in the Utica Shale region.

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

Coal Customers

General

        Our primary customers for our steam coal are electric utilities, and the metallurgical coal we produce is sold primarily to domestic and international steel producers. For the year ended December 31, 2015, approximately 95% of our coal sales tons consisted of steam coal and approximately 5% consisted of metallurgical coal. For the year ended December 31, 2015, approximately 84% of our coal sales tons that we produced were sold to electric utilities. The majority of our electric utility customers purchase coal for terms of one to three years, but we also supply coal on a spot basis for some of our customers. For the year ended December 31, 2015, we derived approximately 83.9% of our total coal revenues from sales to our ten largest customers, with affiliates of our top three customers accounting for approximately 45.2% of our coal revenues for that period: PPL Corporation (19.7%); NRG Energy, Inc. (fka GenOn Energy, Inc.) (12.9%); and PacifiCorp Energy (12.6%). Incidental to our coal mining process, we mine limestone and sell it as aggregate to various construction companies and road builders that are located in close proximity to our Sands Hill mining complex.

Coal Supply Contracts

        For each of the years ended December 31, 2015 and 2014, approximately 84% and 78%, respectively, of our aggregate coal tons sold were sold through supply contracts. We expect to continue selling a significant portion of our coal under supply contracts. As of December 31, 2015, we had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons (in thousands)	Number of customers
2016	3,255	14
2017	1,914	8
2018	264	1

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

Transportation

        We ship coal to our customers by rail, truck or barge. For the year ended December 31, 2015, the majority of our coal sales tonnage was shipped by rail. The majority of our coal is transported to customers by either the CSX Railroad or the Norfolk Southern Railroad in eastern Kentucky and by the Ohio Central Railroad or the Wheeling & Lake Erie Railroad in Ohio. In addition, in southeastern Ohio, we use our own trucking operations to transport coal to our customers where rail is not available. We use third-party trucking to transport coal to our customers in Utah. For our Pennyrile complex in western Kentucky, coal is transported to our customers via barge from our river loadout on the Green River located on our Pennyrile mining complex. In addition, coal from certain of our Central Appalachia and southern Ohio mines is located within economical trucking distance to the Big Sandy River and/or the Ohio River and can be transported by barge. It is customary for customers to pay the transportation costs to their location.

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

Competition

        The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers. Our main competitors include Alliance Resource Partners LP, Alpha Natural Resources, Inc., Arch Coal, Inc., Booth Energy Group, CONSOL Energy Inc., Murray Energy Corporation, Foresight Energy LP, Westmoreland Resource Partners, LP, and Bowie Resource Partners LLC.

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

Regulation and Laws

        Our operations are subject to regulation by federal, state and local authorities on matters such as:

  •
  employee health and safety;

  •
  governmental approvals and other authorizations such as mine permits, as well as other licensing requirements;

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

        In addition, many of our customers are subject to extensive regulation regarding the environmental impacts associated with the combustion or other use of coal, which could affect demand for our coal. The possibility exists that new laws or regulations, or new interpretations of existing laws or regulations, may be adopted that may have a significant impact on our mining operations, oil and natural gas investments, or our customers' ability to use coal. Moreover, environmental citizen groups frequently challenge coal mining, terminal construction, and other related projects.

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

Mining Permits and Approvals

        Numerous governmental permits or approvals are required for coal mining operations. When we apply for these permits and approvals, we are often required to assess the effect or impact that any proposed production of coal may have upon the environment. The permit application requirements may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations in certain locations. In addition, these permits and approvals can result in the imposition of numerous restrictions on the time, place and manner in which coal mining operations are conducted. Future laws and regulations may emphasize more heavily the protection of the environment and, as a consequence, our activities may be more closely regulated. Laws and regulations, as well as future interpretations or enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs, or delays, interruptions or terminations of operations, the extent of any of which cannot be predicted. For example, in January 2016, the federal Bureau of Land Management announced a moratorium on new coal leases for federal lands. The moratorium does not affect existing leases. In addition, the permitting process for certain mining operations can extend over several years, and can be subject to judicial challenge, including by the public. Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all. We may experience difficulty and/or delay in obtaining mining permits in the future.

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

        We have developed a health and safety management system that, among other things, includes training regarding worker health and safety requirements including those arising under federal and state laws that apply to our mines. In addition, our health and safety management system tracks the performance of each operational facility in meeting the requirements of safety laws and company safety policies. As an example of the resources we allocate to health and safety matters, our safety management system includes a company-wide safety director and local safety directors who oversee safety and compliance at operations on a day-to-day basis. We continually monitor the performance of our safety management system and from time-to-time modify that system to address findings or reflect new requirements or for other reasons. We have even integrated safety matters into our compensation and retention decisions. For instance, our bonus program includes a meaningful evaluation of each eligible employee's role in complying with, fostering and furthering our safety policies.

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

        For the year ended December 31, 2015 our average MSHA violations per inspection day was 0.36 as compared to the most recent national average of 0.77 violations per inspection day for coal mining activity as reported by MSHA, or 53.25% below this national average.

        Mining accidents in the last several years in West Virginia, Kentucky and Utah have received national attention and instigated responses at the state and national levels that have resulted in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. For example, in 2014, MSHA adopted a final rule that reduces the permissible concentration of respirable dust in underground coal mines from the current standard of 2.0 milligrams per cubic meter of air to 1.5 milligram per cubic meter. The rule has a phased implementation schedule, the final phase required to be implemented by August 2016. Under the phased approach, operators will be required to adopt new measures and procedures for dust sampling, record keeping, and medical surveillance. More recently, in September 2015, MSHA issued a proposed rule requiring the installation of proximity detection systems on underground coal hauling systems used on the mining section. Proximity detection is a technology that uses electronic sensors to detect motion and the distance between a miner and a machine. These systems provide audible and visual warnings, and automatically stop moving machines when miners are in the machines' path. These and other new safety rules could result in increased compliance costs on our operations. In addition, more stringent mine safety laws and regulations promulgated by these states and the federal government have included increased sanctions for non-compliance. For example, in 2006, the Mine Improvement and New Emergency Response Act of 2006, or MINER Act, was enacted. The MINER Act significantly amended the Mine Act, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since passage of the MINER Act in 2006, enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. For example, in July 2014, MSHA proposed a rule that revises its civil penalty assessment provisions and how regulators should approach calculating penalties, which, in some instances, could resulted in increased civil penalty assessments for medium and larger mine operators and contractors by 300 to 1,000 percent. MSHA proposed some revisions to the original proposed rule in February 2015, but, to date, has not taken any further action. Other states have proposed or passed similar bills, resolutions or regulations addressing enhanced mine safety practices and increased fines and penalties. Moreover, workplace accidents, such as the April 5, 2010, Upper Big Branch Mine incident, have resulted in more inspection hours at mine sites, increased number of inspections and increased issuance of the number and severity of enforcement actions and the passage of new laws and regulations. These trends are likely to continue.

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

        It is our practice to contest notices of violations in cases in which we believe we have a good faith defense to the alleged violation or the proposed penalty and/or other legitimate grounds to challenge the alleged violation or the proposed penalty. We exercise substantial efforts toward achieving compliance at our mines. For example, we have further increased our focus with regard to health and safety at all of our mines. These efforts include hiring additional skilled personnel, providing training programs, hosting quarterly safety meetings with MSHA personnel and making capital expenditures in consultation with MSHA aimed at increasing mine safety. We believe that these efforts have contributed, and continue to contribute, positively to safety and compliance at our mines. In "Part 1, Item 4. Mine Safety Disclosure" and in Exhibit 95 to this Annual Report on Form 10-K, we provide additional details on how we monitor safety performance and MSHA compliance, as well as provide the mine safety disclosures required pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Black Lung Laws

        Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price. This excise tax does not apply to coal that is exported outside of the United States. In 2015, we recorded approximately $3.2 million of expense related to this excise tax.

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

        SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA's adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. However, this fee is subject to change. The President's Budget for Fiscal Year 2017 proposes to restore fees on coal production to pre-2006 levels in order to fund the reclamation of abandoned mines. If enacted into law, this proposal would increase the fees on surface mining to $0.35 per ton and increase the fees on underground mining to $0.15 per ton. Given the market for coal, it is unlikely that coal mining companies would be able to recover all of these fees from their customers. As of December 31, 2015, we had accrued approximately $23.7 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

        In addition, a February 2014 decision by the U.S. District Court for the District of Columbia invalidated the Office of Surface Mining Reclamation and Enforcement's ("OSM") 2008 Stream Buffer Zone Rule, which prohibited mining disturbances within 100 feet of streams, subject to various exemptions. In July 2015, OSM proposed the Stream Protection Rule, which, among other things, would require operators to test and monitor conditions of streams they might impact before, during and after mining. It also strengthens requirements for mine operators to collect pre-mining data about the site of a proposed mining operation to establish an adequate baseline for evaluation. The rule would also require operators to restore streams and return mined areas to a condition capable of supporting the land uses available before mining activities occurred. We could face significant operating restrictions, as well as increased monitoring and restoration costs, as a result of OSM's proposed rule.

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

        As of December 31, 2015, we had approximately $58.5 million in surety bonds outstanding to secure the performance of our reclamation obligations. We may be required to increase these amounts as a result of recent developments in West Virginia and Kentucky. In 2011, West Virginia passed legislation that provides for a minimum incremental bonding rate in lieu of a minimum bond amount that applies regardless of acreage. In addition, the Kentucky Department for Natural Resources and the Office of Surface Mining Reclamation and Enforcement Lexington Field Office executed an Action Plan for Improving the Adequacy of Kentucky Performance Bond Amounts, which provides for, among other things, revised bond computation protocols.

Air Emissions

        The federal Clean Air Act (the "CAA") and similar state and local laws and regulations, which regulate emissions into the air, affect coal mining operations both directly and indirectly. The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other industrial consumers of coal, including air emissions of sulfur dioxide, nitrogen oxides, particulates, mercury and other compounds. There have been a series of recent federal rulemakings from the U.S. Environmental Protection Agency, or EPA, which are focused on emissions from coal-fired electric generating facilities. For example, In June 2015, the United States Supreme Court decided Michigan v. the EPA, which held that the EPA should have considered the compliance costs associated with its Mercury and Air Toxics Standards, or MATS, in deciding to regulate power plants under Section 112(n)(1) of the Clean Air Act. The Court did not vacate the MATS rule, and it remains to be seen what action the D.C. Circuit Court of Appeals will take on remand to conform its prior judgment to the Court's opinion. If the rule is vacated, it is unclear how and when the EPA might reevaluate its decision to regulate emissions of mercury and other toxic pollutants from power plants in light of the Supreme Court's instruction to consider the compliance costs of any such program pursuant to Section 112(n)(1); the EPA may re-propose the MATS rule or otherwise pursue regulation of emissions of mercury and other toxic pollutants from power plants in the future. The MATS rule was expected to result in the retirement of certain older coal plants. It remains to be seen whether any such plants may reevaluate their decision to retire following the Supreme Court's decision, or whether plants that have already installed certain controls to comply with MATS will continue to operate them at all times. Installation of additional emissions control technology and additional measures required under laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans, or SIPs, could make coal a less attractive fuel alternative in the planning and building of power plants in the future.

        In addition to the greenhouse gas ("GHG") regulations discussed below, air emission control programs that affect our operations, directly or indirectly, through impacts to coal-fired utilities and other manufacturing plants, include, but are not limited to, the following:

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

  •
  On July 6, 2011, the EPA finalized the Cross State Air Pollution Rule ("CSAPR"), which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the D.C. Circuit stayed the rule and advised that the EPA was expected to continue administering the Clean Air Interstate Rule until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two to one decision, concluding that the rule was beyond the EPA's statutory authority. The U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, concluding generally that the EPA's development and promulgation of CSAPR was lawful, while acknowledging the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. In October 2014, the D.C. Circuit filed an order lifting its stay of CSAPR and addressing a number of preliminary motions regarding the implementation of the Supreme Court's remand. On remand, the D.C. Circuit court held on July 28, 2015 that certain of EPA's Phase II emission budgets were invalid because they required more emissions reductions than necessary to achieve the desired air pollutant reduction in the relevant downwind states. The court did not vacate the rule but required the EPA to reconsider the invalid emissions budgets.

  •
  In addition, in January 2013, the EPA issued final MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Business and environmental groups have filed legal challenges in federal appeals court and have petitioned EPA to reconsider the rule. EPA has granted petitions for reconsideration for certain issues promulgated a revised final rule in November 2015. The EPA retained a minimum carbon monoxide limit of 130 parts per million and the particulate matter continuous parameter monitoring system requirements, consistent with the January 2013 final rule, but made some minor changes to provisions related to boiler startup and shutdown practices. Legal challenges to the rule remain pending. However, if Boiler MACT is upheld as previously finalized, EPA estimates the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the outcome of these legal challenges and cannot be determined at this time.

  •
  The EPA has adopted new, more stringent national air quality standards ("NAAQS") for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in June 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date in October 2013. States with non-attainment areas had to submit their SIP revisions in April 2015, which must meet the modified standard by summer 2017. For all other areas, states will be required to submit "maintenance" SIPs. EPA finalized its PM2.5 NAAQS designations in December 2014. Individual states must now identify the sources of PM2.5 emissions and develop emission reduction plans, which may be state-specific or regional in scope. Nonattainment areas must meet the revised standard no later than 2021. More recently, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. Significant additional emissions control expenditures will likely be required at coal-fired power plants and coke plants to meet the new standards. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states. Moreover, we could face adverse impacts on our business to the extent that these and any other new rules affecting coal-fired power plants result in reduced demand for coal.

  •
  In June 2005, the EPA amended its regional haze program to improve visibility in national parks and wilderness areas. Affected states were required to develop SIPs by December 2007 that, among other things, identifies facilities that will have to reduce emissions and comply with stricter emission limitations. Implementation of this program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Consequently, demand for our steam coal could be affected.

        In addition, over the years, the Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the new source review provisions of the CAA. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the new source review program. Several of these lawsuits have settled, but others remain pending. Depending on the ultimate resolution of these cases, demand for our coal could be affected.

        Non-government organizations have also petitioned EPA to regulate coal mines as stationary sources under the Clean Air Act. On May 13, 2014, the D.C. Circuit in WildEarth Guardians v. United States Environmental Protection Agency upheld EPA's denial of one such petition. On July 18, 2014, the D.C. Circuit denied a petition to rehear that case en banc. We cannot guarantee that these groups will not make similar efforts in the future. If such efforts are successful, emissions of these or other materials associated with our mining operations could become subject to further regulation pursuant to existing laws such as the CAA. In that event, we may be required to install additional emissions control equipment or take other steps to lower emissions associated with our operations, thereby reducing our revenues and adversely affecting our operations.

Carbon Dioxide Emissions

        One by-product of burning coal is carbon dioxide, which EPA considers a GHG and a major source of concern with respect to climate change and global warming.

        Future regulation of GHG in the United States could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. For example, on the international level, the United States is one of almost 200 nations that agreed on December 12, 2015 to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets; however, the agreement does not set binding GHG emission reduction targets.

        In August 2015, the EPA issued its final Clean Power Plan (the "CPP") rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2. The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission. The compliance period begins in 2022, and emission reductions will be phased in up to 2030. The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA. Judicial challenges have been filed. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court's stay applies only to EPA's regulations for CO2 emissions from existing power plants and will not affect EPA's standards for new power plants. It is not yet clear how the either the Circuit Court or the Supreme Court will rule on the legality of the CPP. If the rules were upheld at the conclusion of this appellate process and were implemented in their current form, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration ("CCS"). Additional legal challenges have been filed against the EPA's rules for new power plants. The EPA's GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

        Many states and regions have adopted greenhouse gas initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. For example, in 2005, ten northeastern states entered into the Regional Greenhouse Gas Initiative agreement ("RGGI") calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states. The members of RGGI have established in statute and/or regulation a carbon dioxide trading program. Auctions for carbon dioxide allowances under the program began in September 2008. Though New Jersey withdrew from RGGI in 2011, since its inception, several additional northeastern states and Canadian provinces have joined as participants or observers.

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

        Many coal-fired plants have already closed or announced plans to close and proposed new construction projects have also come under additional scrutiny with respect to GHG emissions. There have been an increasing number of protests and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. Other state regulatory authorities have also rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to the EPA's Environmental Appeals Board. In addition, over 30 states have adopted mandatory "renewable portfolio standards," which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect our current and prospective customers; they may reduce the demand for coal-fired power, and may affect long-term demand for our coal.

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

Clean Water Act

        The Federal Clean Water Act (the "CWA") and similar state and local laws and regulations affect coal mining operations by imposing restrictions on the discharge of pollutants, including dredged or fill material, into waters of the U.S. The CWA establishes in-stream water quality and treatment standards for wastewater discharges that are applied to wastewater dischargers through Section 402 National Pollutant Discharge Elimination System ("NPDES") permits. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of Section 402 NPDES permits. Individual permits or general permits under Section 404 of the CWA are required to discharge dredged or fill materials into waters of the U.S. including wetlands, streams, and other areas meeting the regulatory definition. Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. For example, the EPA released a final rule in May 2015 that attempted to clarify federal jurisdiction under the CWA over waters of the United States, but a number of legal challenges to this rule are pending, and implementation of the rule has been stayed nationwide. To the extent the rule expands the scope of the CWA's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our surface coal mining and preparation plant operations typically require such permits to authorize activities such as the creation of slurry ponds, stream impoundments, and valley fills. The EPA, or a state that has been delegated such authority by the EPA, issues NPDES permits for the discharge of pollutants into navigable waters, while the U.S. Army Corps of Engineers (the "Corps") issues dredge and fill permits under Section 404 of the CWA. Where Section 402 NPDES permitting authority has been delegated to a state, the EPA retains a limited oversight role. The CWA also gives the EPA an oversight role in the Section 404 permitting program, including drafting substantive rules governing permit issuance by the Corps, providing comments on proposed permits, and, in some cases, exercising the authority to delay or pre-empt Corps issuance of a Section 404 permit. The EPA has recently asserted these authorities more forcefully to question, delay, and prevent issuance of some Section 402 and 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

        For instance, even though the Commonwealth of Kentucky and the State of West Virginia have been delegated the authority to issue NPDES permits for coal mines in those states, the EPA is taking a more active role in its review of NPDES permit applications for coal mining operations in Appalachia. The EPA issued final guidance on July 21, 2011 that encouraged EPA Regions 3, 4 and 5 to object to the issuance of state program NPDES permits where the Region does not believe that the proposed permit satisfies the requirements of the CWA and with regard to state issued general Section 404 permits, support the previously drafted Enhanced Coordination Process ("ECP") among the EPA, the Corps, and the U.S. Department of the Interior for issuing Section 404 permits, whereby the EPA undertook a greater level of review of certain Section 404 permits than it had previously undertaken. The D.C. Circuit upheld EPA's use of the ECP in July 2014. Future application of the ECP, such as may be enacted following notice and comment rulemaking, would have the potential to delay issuance of permits for surface coal mines, or to change the conditions or restrictions imposed in those permits.

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

        The Corps is authorized to issue general "nationwide" permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse environmental effects. We may no longer seek general permits under Nationwide Permit 21 ("NWP 21") because in February 2012, the Corps reinstated the use of NWP 21, but limited application of NWP 21 authorizations to discharges with impacts not greater than a half-acre of water, including no more than 300 linear feet of streambed, and disallowed the use of NWP 21 for valley fills. If the newly issued NWP 21 cannot be used for any of our proposed surface coal mining projects, we will have to obtain individual permits from the Corps subject to the additional EPA measures discussed below with the uncertainties and delays attendant to that process.

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

        Total Maximum Daily Load ("TMDL") regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point- and non-point pollutant sources discharging into that water body. Likewise, when water quality in a receiving stream is better than required, states are required to conduct an anti-degradation review before approving discharge permits. The adoption of new TMDLs and load allocations or any changes to anti-degradation policies for streams near our coal mines could limit our ability to obtain NPDES permits, require more costly water treatment, and adversely affect our coal production.

        In addition, in May 2014, EPA issued a new final rule pursuant to Section 316(b) of the CWA that affects the cooling water intake structures at power plants in order to reduce fish impingement and entrainment. The rule is expected to affect over 500 power plants. These requirements could increase our customers' costs and cause them to reduce their demand for coal, which may materially impact our results or operations.

Hazardous Substances and Wastes

        The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Some products used by coal companies in operations generate waste containing hazardous substances. We are not aware of any material liability associated with the release or disposal of hazardous substances from our past or present mine sites.

        The federal Resource Conservation and Recovery Act ("RCRA") and corresponding state laws regulating hazardous waste affect coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous wastes. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on our operations.

        In June 2010, EPA released a proposed rule to regulate the disposal of certain coal combustion by-products ("CCB"). The proposed rule sets forth two proposed avenues for the regulation of CCB under RCRA. The first option called for regulation of CCB under Subtitle C as a hazardous waste, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option called for regulation of CCB under Subtitle D as a solid waste, which gives EPA authority to set performance standards for solid waste management facilities and would be enforced primarily through state agencies and citizen suits. In December 2014, EPA finalized regulations that address the management of coal ash as a non-hazardous solid waste under Subtitle D. The rules impose engineering, structural and siting standards on surface impoundments and landfills that hold coal combustion wastes and mandate regular inspections. The rule also requires fugitive dust controls and imposes various monitoring, cleanup, and closure requirements. The rule leaves intact the Bevill exemption for beneficial uses of CCB, though it defers a final Bevill regulatory determination with respect to CCB that is disposed of in landfills or surface impoundments. The costs of complying with these new requirements may result in a material adverse effect on our business, financial condition or results of operations, and could potentially increase our customers' operating costs, thereby reducing their ability to purchase coal as a result. In addition, contamination caused by the past disposal of CCB, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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

Use of Explosives

        We use explosives in connection with our surface mining activities. The Federal Safe Explosives Act ("SEA") applies to all users of explosives. Knowing or willful violations of the SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials.

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

Employees

        To carry out our operations, our general partner and our subsidiaries employed 551 full-time employees as of December 31, 2015. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since our inception we have had no history of work stoppages or union organizing campaigns.

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

        We file or furnish annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC's website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Risks Inherent in Our Business

As we have been unable to extend the expiration date of our amended and restated credit agreement, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015.

        As we have been unable to extend the expiration date of our amended and restated credit agreement, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. The presence of the going concern emphasis paragraph in our auditors' report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

        In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension was contingent upon (i) our leverage ratio being less than or equal to 2.75 to 1.0 and (ii) our having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016. If both of these conditions were not satisfied for either quarter, the expiration date of the amended and restated credit agreement would revert to July 2016, at which time we will be required to repay all of the outstanding borrowings thereunder. As of December 31, 2015, our leverage ratio was 3.2 to 1.0 and our liquidity was approximately $1.1 million. Thus, we did not meet the extension conditions as of December 31, 2015. In March 2016, we amended our amended and restated senior secured credit facility where the expiration date was set to July 2016. We are working with our lenders to extend the amended and restated credit agreement to December 2017. Since our credit facility has an expiration date of July 2016, we determined that our credit facility debt liability of $41.2 million at December 31, 2015 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. If we are unable to amend and extend the expiration date of our amended and restated senior secured credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our business operations, and there can be no assurance that we would be able to obtain adequate alternative financing on acceptable terms or at all.

        There are other uncertainties as to our ability to access funding under our amended and restated credit agreement. In order to borrow under our amended and restated credit facility, we must make certain representations and warranties to our lenders at the time of each borrowing. If we are unable to make these representations and warranties, we would be unable to borrow under our amended and restated credit facility, absent a waiver. Furthermore, if we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. Given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement.

        Our principal liquidity requirements are to finance current operations, fund capital expenditures and service our debt. Our principal sources of liquidity are cash generated by our operations and borrowings under our credit facility. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility or borrow under our existing credit facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern.

Our common units have been suspended from trading on the NYSE and may cease to be listed on the NYSE should we lose the appeal of the suspension and delisting of our common units. Furthermore, even if we were to successfully appeal the suspension and delisting of our common units from the NYSE, we may be unable to maintain compliance with the NYSE continued listing requirements.

        On December 17, 2015, the NYSE notified us that it had determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for its common units. The NYSE also suspended the trading of the common units at the close of trading on December 17, 2015. Following the suspension, our common units began trading on the OTCQB under the symbol "RHNO" on December 18, 2015. The NYSE informed us that it will apply to the Securities and Exchange Commission to delist our common units upon completion of all applicable procedures, including any appeal by us of the NYSE's decision. On January 4, 2016, we filed an appeal with the NYSE to review the suspension and delisting determination of our common units. The NYSE notified us that our appeal would be reviewed on April 20, 2016 to make a determination on the suspension and delisting of our common units. There can be no assurance that we will be successful in our appeal and that our request for continued listing on the NYSE will be granted. Furthermore, even if we were to successfully appeal the suspension and delisting of our common units from the NYSE, we may be unable to maintain compliance with the NYSE continued listing requirements.

        A delisting of our common units from the NYSE as a result of an unsuccessful appeal could negatively impact us by, among other things, reducing the liquidity and market price of our common units; reducing the number of investors willing to hold or acquire our common units; and limiting our ability to issue additional securities or obtain additional financing. Further, if our common units are delisted from the NYSE, we would no longer be subject to the NYSE rules including rules requiring us to meet certain corporate governance standards. Without required compliance of these corporate governance standards, investor interest in our common units may decrease.

Our common units are currently traded on the OTCQB as a result of the NYSE's suspension of trading of our common units. In the event of an unsuccessful appeal of the suspension and delisting of our common units from the NYSE, our common units will be delisted from the NYSE and will trade indefinitely on the OTCQB or one of the other over-the-counter markets, which could adversely affect the market liquidity of our common units and harm our business.

        Our common units were suspended from trading on the NYSE at the close of trading on December 17, 2015. On December 18, 2015, our common units began trading over the counter on the OTCQB under the ticker symbol "RHNO." On January 4, 2016, we filed an appeal with the NYSE to review the suspension and delisting determination of our common units. While our appeal is pending, the common units will remain suspended from trading on the NYSE and will continue to trade on the OTCQB or one of the other over-the-counter markets.

        Trading on the OTCQB or one of the other over-the-counter markets may result in a reduction in some or all of the following, each of which could have a material adverse effect on our unitholders:

  •
  the liquidity of our common units;

  •
  the market price of our common units;

  •
  our ability to issue additional securities or obtain financing;

  •
  the number of institutional and other investors that will consider investing in our common units;

  •
  the number of market makers in our common units;

  •
  the availability of information concerning the trading prices and volume of our common units; and

  •
  the number of broker-dealers willing to execute trades in our common units.

We may not have sufficient cash to enable us to pay the minimum quarterly distribution on our common units following establishment of cash reserves and payment of costs and expenses, including reimbursement of expenses to our general partner.

        We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.445 per unit, or $1.78 per unit per year, which will require us to have available cash of approximately $13.3 million per quarter, or $53.2 million per year, based on the number of common and subordinated units outstanding as of December 31, 2015 and the general partner interest. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

  •
  changes in tax laws;

  •
  weather conditions; and

  •
  force majeure.

        We may reduce or eliminate distributions at any time we determine that our cash reserves are insufficient or are otherwise required to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects, debt repayment or other business needs. Beginning with the quarter ended September 30, 2014, distributions on our common units were below the minimum level and, beginning with the quarter ended June 30, 2015, we suspended the quarterly distribution on our common units altogether. Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum quarterly distribution level and our subordinated units do not accrue such arrearages. In the future, if and as distributions are made for any quarter, the first priority is to pay the then minimum quarterly distribution to common unitholders. Any additional distribution amounts paid at that time are then paid to common unitholders until previously unpaid accumulated arrearage amounts have been paid in full. Thus, we have arrearages accumulating on our common units since the distribution level has been below our minimum quarterly level of $0.445 per unit. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. We may not have sufficient cash available for distributions on our common or subordinated units in the future. Any further reduction in the amount of cash available for distributions could impact our ability to pay any quarterly distribution on our common units. Moreover, we may not be able to increase distributions on our common units if we are unable to pay the accumulated arrearages on our common units as well as the full minimum quarterly distribution on our subordinated units.

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

  •
  the price and availability of alternative fuels for electricity generation;

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

        As the prolonged weakness in the U.S. coal markets continued during 2015, we performed a comprehensive review during the fourth quarter of 2015 of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in its strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to our operations deteriorated in the fourth quarter of 2015. We believe that an oversupply of coal being produced in Northern Appalachia has contributed to depressed coal prices from this region. We believe the oversupply of coal has been created due to historically low natural gas prices in this region, which competes with coal as a source of electricity generation. Utilities have chosen cheap natural gas for electricity generation over coal and, additionally, we believe the amount that the utilities' power plants have been dispatched for electricity generation has fallen due to low electricity demand. The production of natural gas from the Utica Shale and Marcellus Shale regions that are located within the Northern Appalachian region have kept natural gas prices low and larger coal producers have low-cost long-wall mines in Northern Appalachia that can compete to sell lower priced coal to utilities that still require coal supplies in this region. We believe this combination of factors have decreased coal prices in Northern Appalachia to levels where certain current operations as well as future plans for the development of the Leesville Field will be unprofitable in the near term. In addition to impairment charges related to certain Northern Appalachia operations, we also recorded asset impairment and related charges for the sale of the Deane mining complex, the sale of our Cana Woodford oil and natural gas investment and an impairment charge for intangible assets. We recorded approximately $31.6 million of total asset impairment and related charges for the year ended December 31, 2015. Please see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed discussion of these asset impairment and related charges.

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

        Steam coal accounted for approximately 95% of our coal sales volume for the year ended December 31, 2015. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, sustained low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefit for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and cash available for distribution to our unitholders.

Our mining operations are subject to extensive and costly environmental laws and regulations, and such current and future laws and regulations could materially increase our operating costs or limit our ability to produce and sell coal.

        The coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, protection of wetlands, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. The costs, liabilities and requirements associated with these laws and regulations are significant and time-consuming and may delay commencement or continuation of our operations. Moreover, the possibility exists that new laws or regulations (or new judicial interpretations or enforcement policies of existing laws and regulations) could materially affect our mining operations, results of operations and cash available for distribution to our unitholders, either through direct impacts such as those regulating our existing mining operations, or indirect impacts such as those that discourage or limit our customers' use of coal. Violations of applicable laws and regulations would subject us to administrative, civil and criminal penalties and a range of other possible sanctions. The enforcement of laws and regulations governing the coal mining industry has increased substantially. As a result, the consequences for any noncompliance may become more significant in the future.

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

        Within the last few years, the industry has seen enactment of the Federal Mine Improvement and New Emergency Response Act of 2006 (the "MINER Act"), subsequent additional legislation and regulation imposing significant new safety initiatives and the Dodd-Frank Act, which, among other things, imposes new mine safety information reporting requirements. The MINER Act significantly amended the Federal Mine Safety and Health Act of 1977 (the "Mine Act"), imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, the U.S. Mine Safety and Health Administration ("MSHA") issued new or more stringent rules and policies on a variety of topics, including:

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

        For example, in 2014, MSHA adopted a final rule that reduces the permissible concentration of respirable dust in underground coal mines from the current standard of 2.0 milligrams per cubic meter of air to 1.5 milligram per cubic meter. The rule has a phased implementation schedule, the final phase required to be implemented by August 2016. Under the phased approach, operators will be required to adopt new measures and procedures for dust sampling, record keeping, and medical surveillance. More recently, in September 2015, MSHA issued a proposed rule requiring the installation of proximity detection systems on underground coal hauling systems used on the mining section. Proximity detection is a technology that uses electronic sensors to detect motion and the distance between a miner and a machine. These systems provide audible and visual warnings, and automatically stop moving machines when miners are in the machines' path. These and other new safety rules could result in increased compliance costs on our operations. Subsequent to passage of the MINER Act, various coal producing states, including West Virginia, Ohio and Kentucky, have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Other states may pass similar legislation in the future. Additional federal and state legislation that would further increase mine safety regulation, inspection and enforcement, particularly with respect to underground mining operations, has also been considered.

        Although we are unable to quantify the full impact, implementing and complying with these new laws and regulations could have an adverse impact on our results of operations and cash available for distribution to our unitholders and could result in harsher sanctions in the event of any violations. Please read "Part 1, Item 1. Business—Regulation and Laws."

Penalties, fines or sanctions levied by MSHA could have a material adverse effect on our business, results of operations and cash available for distribution.

        Surface and underground mines like ours and those of our competitors are continuously inspected by MSHA, which often leads to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections. In addition, in July 2014, MSHA proposed a rule that revises its civil penalty assessment provisions and how regulators should approach calculating penalties, which, in some instances, could resulted in increased civil penalty assessments for medium and larger mine operators and contractors by 300 to 1,000 percent. MSHA issued a revised proposed rule in February 2015, but, to date, has not taken any further action. However, increased scrutiny by MSHA and enforcement against mining operations are likely to continue.

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

        Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and discharge dredged or fill material into waters of the United States. Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. For example, the EPA released a final rule in May 2015 that attempted to clarify federal jurisdiction under the CWA over waters of the United States, but a number of legal challenges to this rule are pending, and implementation of the rule has been stayed nationwide. To the extent the rule expands the scope of the CWA's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our surface coal mining operations typically require such permits to authorize such activities as the creation of slurry ponds, stream impoundments, and valley fills. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

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

        For these reasons, estimates of the quantities and qualities of the economically recoverable coal attributable to any particular group of properties, classifications of coal reserves and non-reserve coal deposits based on risk of recovery, estimated cost of production and estimates of net cash flows expected from particular reserves as prepared by different engineers or by the same engineers at different times may vary materially due to changes in the above factors and assumptions. Actual production from identified coal reserve and non-reserve coal deposit areas or properties and revenues and expenditures associated with our mining operations may vary materially from estimates. Accordingly, these estimates may not reflect our actual coal reserves or non-reserve coal deposits. Any inaccuracy in our estimates related to our coal reserves and non-reserve coal deposits could result in lower than expected revenues and higher than expected costs, which could have a material adverse effect on our ability to make cash distributions.

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

        Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures, such as reserve replacement costs or refurbishment or replacement of mine equipment. Our annual estimated maintenance capital expenditures for purposes of calculating operating surplus is based on our estimates of the amounts of expenditures we will be required to make in the future to maintain our long-term operating capacity. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. The amount of our estimated maintenance capital expenditures may be more than our actual maintenance capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. In addition to estimated maintenance capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to our unitholders. Please read "—Risks Inherent in an Investment in Us—Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner."

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

        One by-product of burning coal is carbon dioxide, which EPA considers a GHG, and a major source of concern with respect to climate change and global warming.

        Future regulation of GHG in the United States could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. For example, on the international level, the United States is one of almost 200 nations that agreed on December 12, 2015 to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets; however, the agreement does not set binding GHG emission reduction targets.

        In August 2015, the EPA issued its final Clean Power Plan (the "CPP"), rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour) or mass-based tonnage limits for CO2. The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission. The compliance period begins in 2022, and emission reductions will be phased in up to 2030. The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA. Judicial challenges have been filed. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the

Circuit Court and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court's stay applies only to EPA's regulations for CO2 emissions from existing power plants and will not affect EPA's standards for new power plants. It is not yet clear how the either the Circuit Court or the Supreme Court will rule on the legality of the CPP. If the rules were upheld at the conclusion of this appellate process and were implemented in their current form, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration. Additional legal challenges have been filed against the EPA's rules for new power plants. The EPA's GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

        Many states and regions have adopted greenhouse gas initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. For example, in 2005, ten northeastern states entered into the Regional Greenhouse Gas Initiative agreement (the "RGGI"), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states. The members of RGGI have established in statute and/or regulation a carbon dioxide trading program. Auctions for carbon dioxide allowances under the program began in September 2008. Though New Jersey withdrew from RGGI in 2011, since its inception, several additional northeastern states and Canadian provinces have joined as participants or observers.

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

        Many coal-fired plants have already closed or announced plans to close and proposed new construction projects have also come under additional scrutiny with respect to GHG emissions. There have been an increasing number of protests and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators for concerns related to greenhouse gas emissions. Other state regulatory authorities have also rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to the EPA's Environmental Appeals Board. In addition, over 30 states have adopted mandatory "renewable portfolio standards," which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect our current and prospective customers; they may reduce the demand for coal-fired power, and may affect long-term demand for our coal.

        If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of recent legislative and regulatory initiatives to encourage the development and use of carbon capture and storage technology have been proposed or enacted. On February 3, 2010, President Obama sent a memorandum to the heads of fourteen Executive Departments and Federal Agencies establishing an Interagency Task Force on Carbon Capture and Storage ("CCS"). The goal was to develop a comprehensive and coordinated Federal strategy to speed the commercial development and deployment of clean coal technologies. On August 12, 2010, the Task Force delivered a series of recommendations on overcoming the barriers to the widespread, cost-effective deployment of CCS within ten years. The report concludes that CCS can play an important role in domestic GHG emissions reductions while preserving the option of using abundant domestic fossil energy resources. The EPA also recently finalized new source performance standards for GHG for new coal and oil-fired power plants, which requires partial carbon capture and sequestration to comply. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

        In the meantime, the EPA and other regulators are using existing laws, including the federal Clean Air Act, to limit emissions of carbon dioxide and other GHGs from major sources, including coal-fired power plants that may require the use of "best available control technology" or "BACT." As state permitting authorities continue to consider GHG control requirements as part of major source permitting BACT requirements, costs associated with new facility permitting and use of coal could increase substantially. A growing concern is the possibility that BACT will be determined to be the use of an alternative fuel to coal.

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

        We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2015, we had $58.5 million in reclamation surety bonds, secured by $22.4 million in letters of credit outstanding under our credit agreement. Based on the March 2016 amendment, our credit agreement provides for a $80 million working capital revolving credit facility, of which up to $30.0 million may be used for letters of credit. If we do not maintain sufficient borrowing capacity under our revolving credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations. For more information, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement." If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and cash available for distribution to our unitholders could be adversely affected.

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

        We sell a material portion of our coal under supply contracts. As of December 31, 2015, we had sales commitments for approximately 92% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2016. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 60% in 2016, 35% in 2017, and 5% in 2018. We derived approximately 83.9% of our total coal revenues from coal sales to our ten largest customers for the year ended December 31, 2015, with affiliates of our top three customers accounting for approximately 45.2% of our coal revenues during that period.

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

        Increases in our total indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. As of December 31, 2015 our current portion of long-term debt that will be funded from cash flows from operating activities during 2016 was approximately $41.5 million. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

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

Risks Inherent in an Investment in Us

Royal owns and controls our general partner. Our general partner has fiduciary duties to its owners, and the interests of its owners may differ significantly from, or conflict with, the interests of our public common unitholders.

        Royal owns and controls our general partner. Please read "Part I, Item 1. Business—Recent Developments—Sale of our General Partner by Wexford." Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Therefore, conflicts of interest may arise between its owners and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its owners over the interests of our common unitholders. These conflicts include the following situations:

  •
  our general partner is allowed to take into account the interests of parties other than us, such as its owners, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

  •
  neither our partnership agreement nor any other agreement requires Royal to pursue a business strategy that favors us;

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

        In addition, Royal, its owners and entities in which they have an interest may compete with us. Please read "—Our sponsor, Royal and affiliates of our general partner may compete with us."

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

Our sponsor, Royal, and affiliates of our general partner may compete with us.

        Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership interest in us. However, affiliates of our general partner, including our sponsor, Royal, are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. In addition, Royal and its affiliates may compete with us for investment opportunities and may own an interest in entities that compete with us. Further, Royal and its affiliates may acquire, develop or dispose of additional coal properties or other assets in the future without any obligation to offer us the opportunity to purchase or develop any of those assets.

        Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Royal. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

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

        If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and will retain its then-current general partner interest. The number of common units to be issued to our general partner will equal the number of common units, which would have entitled the holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by Royal, as a result of it owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.

        If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 21, 2016, Royal owned an aggregate of approximately 85% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). As of March 21, 2016, Royal owned an aggregate of approximately 87% of our common units and approximately 77% of our subordinated units.

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

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Royal or other large holders.

        As of March 21, 2016, we had 76,919,137 common units and 12,355,299 subordinated units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. On March 21, 2016, we issued 60,000,000 common units to Royal in a private placement. In connection with this issuance, we entered into a registration rights agreement with Royal which grants Royal piggyback registration rights under certain circumstances with respect to these common units. In addition, under our partnership agreement, our general partner and its affiliates (including Royal) have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations. Sales by Royal or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

        While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Royal) after the subordination period has ended. As of March 21, 2016, Royal owned approximately 87% of the outstanding common units and 77% of our outstanding subordinated units.

Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for our obligations.

        Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act"), we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

The NYSE does not require a publicly traded limited partnership to comply with certain of its corporate governance requirements.

        Assuming we are able to maintain the listing of our common units on the NYSE, as a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner's board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. Please read "—Risks Inherent in Our Business—Our common units have been suspended from trading on the NYSE and may cease to be listed on the NYSE should we lose the appeal of the suspension and delisting of our common units. Furthermore, even if we were to successfully appeal the suspension and delisting of our common units from the NYSE, we may be unable to maintain compliance with the NYSE continued listing requirements."

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If our partnership status for U.S. federal income tax purposes changes or we become subject to material additional amounts of entity-level taxation for state tax purposes, then the value of our common units may be substantially reduced.

        We are currently treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as us is treated as a partnership only if it satisfies a "qualifying income" requirement. Based on our current operations we believe that we satisfy the qualifying income requirement and will be treated as a partnership. We may, however, decide that it is in our best interest to be treated as a corporation for U.S. federal income tax purposes. A failure to meet the qualifying income requirement, a change in current law, or a decision to elect corporate treatment, could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

        If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Any distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our treatment as a corporation may result in a substantial reduction in the value of our common units.

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity level taxation for federal or state tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. Changes in current state law may subject us to additional entity level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the value of our common units.

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

        As a publicly traded partnership, we may be treated as a corporation for federal income tax purposes unless 90% or more of our gross income in each year consists of certain identified types of "qualifying income." In addition to qualifying income, like many other publicly traded partnerships, we also generate ancillary income that may not constitute qualifying income. Although we monitor our level of gross income that may not constitute qualifying income closely and attempt to manage our operations to ensure compliance with the qualifying income requirement, given the continued weak demand and low prices for met and steam coal, the sale of which generates qualifying income, there is a risk that we will not be able to continue to meet the qualifying income level necessary to maintain our status as a publicly-traded partnership. To the extent we become aware that we may not generate or have not generated sufficient qualifying income with respect to a period, we can and would take action to preserve our treatment as a partnership for federal income tax purposes, including seeking relief from the IRS. Section 7704(e) of the Internal Revenue Code provides for the possibility of relief upon, among other things, determination by the IRS that such failure to meet the qualifying income requirement was inadvertent. However, we are unaware of examples of such relief being sought by a publicly traded partnership.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration's budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration's proposal, or other similar proposals, could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

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

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest may substantially reduce the value of our common units. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce the value of our common units.

        We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs may substantially reduce the value of our common units

        Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, the value of our common units may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

We anticipate engaging in transactions to reduce our indebtedness and manage our liquidity that generate taxable income (including cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed the value of your investment in us.

        In response to current market conditions, from time to time we may consider engaging in transactions to delever us and manage our liquidity that would result in income and gain to our unitholders without a corresponding cash distribution. For example, we may sell assets and use the proceeds to repay existing debt or fund capital expenditures, in which case, you would be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, we may pursue opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications and extinguishment of our existing debt that would result in "cancellation of indebtedness income" (also referred to as "COD income") being allocated to our unitholders as ordinary taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed the current value of your investment in us.

        Entities taxed as corporations may have net operating losses to offset COD income or may otherwise qualify for an exception to the recognition of COD income, such as the bankruptcy or insolvency exceptions. As long as we are treated as a partnership, however, these exceptions are not available to the partnership and are only available to a unitholder if the unitholder itself is insolvent or in bankruptcy. As a result, these exceptions generally would not apply to prevent the taxation of COD income allocated to our unitholders. The ultimate tax effect of any such income allocations will depend on the unitholder's individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable COD income. Unitholders may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to the unitholder's ultimate disposition of its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

Tax gain or loss on the disposition of our units could be more or less than expected.

        If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost. In addition, because the amount realized includes a unitholder's share of our non-recourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

A substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units.

        Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

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

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change our allocation of items of income, gain, loss and deduction among our unitholders.

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

        Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Cardno, Inc. as of September 30, 2015, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. The coal reserve estimates were updated through December 31, 2015 by our internal staff of engineers based upon production data. The coal reserve and non-reserve coal deposit information for our Elk Horn operation was updated by John T. Boyd Company as of December 31, 2015 due to this firm's familiarity with the coal reserves at this location, as John T. Boyd performed the coal reserve audit in connection with our acquisition of Elk Horn in June 2011. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

        As of December 31, 2015, we controlled an estimated 363.6 million tons of proven and probable coal reserves and an estimated 436.8 million tons of non-reserve coal deposits. As discussed earlier, Rhino Eastern, a joint venture in which we had a 51% membership interest and for which we served as manager, was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2015.

        Our estimated proven and probable coal reserves as of December 31, 2015 decreased when compared to the estimated tons reported as of December 31, 2014 while our non-reserve coal deposits increased for the same comparable periods. As part of the recent audits performed by Cardno, Inc. and John T. Boyd Company, these outside experts performed an independent pro forma economic analysis using industry-accepted guidelines and these were used, in part, to classify tonnage as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions. In the currently depressed coal market environment, some of our coal deposits that were previously classified as proven and probable coal reserves were re-classified as non-reserve coal deposits due to unfavorable projected economic performance.

Coal Reserves

        The following table provides information as of December 31, 2015 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves(1)
Region	Total(3)	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam(2)	Metallurgical(2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	21.8	18.6	3.2	17.5	4.3	8.0	13.8	15.9	5.9
Rob Fork Complex (KY)	7.5	6.4	1.1	7.5	—	1.1	6.4	2.0	5.5
Rhino Eastern Field (WV)(3)	33.9	19.4	14.5	29.2	4.7	—	33.9	—	33.9
Rich Mountain Field (WV)	8.2	2.7	5.5	—	8.2	8.2	—	—	8.2
Elk Horn (KY)	100.1	66.9	33.2	81.9	18.2	99.2	0.9	100.1	—

Total Central Appalachia(5)	171.5	114.0	57.5	136.1	35.4	116.5	55.0	118.0	53.5

Northern Appalachia
Hopedale Complex (OH)	22.1	17.7	4.4	22.1	—	7.5	14.6	22.1	—
Sands Hill Complex (OH)	1.3	1.3	—	1.3	—	0.4	0.9	1.3	—
Leesville Field (OH)	—	—	—	—	—	—	—	—	—
Springdale Field (PA)	—	—	—	—	—	—	—	—	—

Total Northern Appalachia(5)	23.4	19.0	4.4	23.4	—	7.9	15.5	23.4	—

Illinois Basin
Taylorville Field (IL)	111.1	38.8	72.3	—	111.1	—	111.1	111.1	—
Pennyrile Field (KY)	31.2	17.5	13.7	31.2	—	—	31.2	31.2	—

Total Illinois Basin(5)	142.3	56.3	86.0	31.2	111.1	—	142.3	142.3	—

Western Bituminous
Castle Valley Complex (UT)	20.1	13.2	6.9	20.1	—	—	20.1	20.1	—
McClane Canyon Mine (CO)(4)	6.3	4.2	2.1	6.3	—	0.1	6.2	6.3	—

Total Western Bituminous(5)	26.4	17.4	9.0	26.4	—	0.1	26.3	26.4	—

Total(5)	363.6	206.7	156.9	217.1	146.5	124.5	239.1	310.1	53.5

Percentage of total(5)		56.8%	43.2%	59.7%	40.3%	34.2%	65.8%	85.3%	14.7%

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

(3)
The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2015.

(4)
The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)
Percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

        The majority of our leases have an initial term denominated in years but also provide for the term of the lease to continue until exhaustion of the "mineable and merchantable" coal in the lease area so long as the terms of the lease are complied with. Some of our leases have terms denominated in years rather than mine-to-exhaustion provisions, but in all such cases, we believe that the term of years will allow the recoverable reserve to be fully extracted in accordance with our projected mine plan. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine those reserves.

        The following table provides information on particular characteristics of our coal reserves as of December 31, 2015:

	As Received Basis(1)				Proven and Probable Coal Reserves(2)
						Sulfur Content
				S02/mm Btu
Region	% Ash	% Sulfur	Btu/lb.		Total	<1%	1 - 1.5%	>1.5%	Unknown
					(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	9.59%	1.25%	13,083	1.91	21.8	9.5	9.2	2.1	1.0
Rob Fork Complex (KY)	5.47%	0.97%	13,592	1.43	7.5	6.7	0.6	0.2	—
Rhino Eastern Field (WV)(3)	4.17%	0.67%	14,035	0.96	33.9	28.8	4.9	—	0.2
Rich Mountain (WV)	7.33%	0.60%	13,313	0.91	8.2	8.2	—	—	—
Elk Horn (KY)	5.38%	1.02%	14,194	1.44	100.1	57.6	31.7	10.8	—

Total Central Appalachia	5.42%	0.93%	13,316	1.40	171.5	110.8	46.4	13.1	1.2

Northern Appalachia
Hopedale Complex (OH)	6.31%	2.14%	13,031	3.29	22.1	—	—	22.1	—
Sands Hill Complex (OH)	11.34%	3.53%	11,435	6.18	1.3	—	—	1.3	—

Total Northern Appalachia	6.59%	2.22%	12,942	3.43	23.4	—	—	23.4	—

Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.1	—	—	111.1	—
Pennyrile Field (KY)	7.79%	2.53%	11,475	4.42	31.2	—	—	31.2	—

Total Illinois Basin	7.76%	3.31%	11,149	5.94	142.3	—	—	142.3	—

Western Bituminous
Castle Valley Complex (UT)	10.52%	0.73%	12,078	1.22	20.1	20.1	—	—	—
McClane Canyon Mine (CO)(4)	11.19%	0.57%	11,241	1.01	6.3	6.3	—	—	—

Total Western Bituminous	10.68%	0.69%	11,880	1.17	26.4	26.4	—	—	—

Total(5)	6.12%	1.71%	11,352	3.01	363.6	137.2	46.4	178.8	1.2

Percentage of total(5)						37.7%	12.8%	49.2%	0.3%

(1)
As received basis represents average dry basis analytical test results which are normalized to a moisture content deemed to be representative of the saleable coal product, except for Elk Horn, which is reported on a dry basis.

(2)
Represents recoverable tons.

(3)
The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2015.

(4)
The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)
Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

Non-Reserve Coal Deposits

        The following table provides information on our non-reserve coal deposits as of December 31, 2015:

	Non-Reserve Coal Deposits
		Total Tons
	Total Tons
Region		Owned	Leased
	(in million tons)
Central Appalachia	288.8	255.9	32.9
Northern Appalachia	84.7	70.3	14.4
Illinois Basin	33.7	—	33.7
Western Bituminous	29.6	—	29.6

Total	436.8	326.2	110.6

Percentage of total		74.68%	25.32%

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

Item 4.    Mine Safety Disclosures.

        Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2015 is included in Exhibit 95.1 to this report.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Limited Partnership Interests

        Our common units began trading on the NYSE under the symbol "RNO" on September 30, 2010. On December 17, 2015, the NYSE notified us that the NYSE had determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for its common units. The NYSE also suspended the trading of the common units at the close of trading on December 17, 2015. Following the suspension, our common units began trading on the OTCQB under the symbol "RHNO" on December 18, 2015. On January 4, 2016, we filed an appeal with the NYSE to review the suspension and delisting determination of our common units. The NYSE notified us that our appeal would be reviewed on April 20, 2016 to make a determination on the suspension and delisting of our common units.

        On March 21, 2016, the closing market price for our common units was $0.28 per unit. The following table sets forth the range of the daily high and low sales prices as reported by the NYSE or OTCQB, as applicable, and cash distribution per common unit for the periods indicated. The quotations from the OTCQB reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

        For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2015, we have suspended the cash distribution for our common units.

	Price Range
			Cash Distribution(1)
	High	Low
Year ended December 31, 2015
Fourth Quarter	$1.05	$0.20	$0.000
Third Quarter	$1.60	$0.63	$0.000
Second Quarter	$2.43	$1.24	$0.000
First Quarter	$2.93	$1.77	$0.020
Year ended December 31, 2014
Fourth Quarter	$12.25	$1.98	$0.050
Third Quarter	$14.65	$11.38	$0.050
Second Quarter	$14.65	$12.57	$0.445
First Quarter	$13.95	$11.18	$0.445

(1)
Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

        As of March 21, 2016, we had outstanding 76,919,137 common units, 12,355,299 subordinated units, a 0.7% general partner interest and incentive distribution rights ("IDRs"). As of March 21, 2016, Royal Energy Resources, Inc. owned approximately 86.8% of our outstanding common units and 76.5% of our subordinated units. Our general partner currently owns a 0.7% general partner interest in us and all of our IDRs.

        As of March 21, 2016, there were 58 holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Cash Distribution Policy

        We will make a minimum quarterly distribution of $0.445 per common unit (or $1.78 per common unit on an annualized basis) to the extent we have sufficient available cash and when our cash distributions are not suspended. Available cash is generally defined as cash from operations after establishment by our general partner of cash reserves to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to unitholders for any one or more of the next four quarters, and payment of costs and expenses, including reimbursement of expenses to our general partner and its affiliates. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish or the amount of expenses for which our general partner and its affiliates may be reimbursed. Available cash may also include, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. We may also borrow to fund distributions in quarters when we generate less available cash than necessary to sustain or grow our cash distributions per unit.

        There is no guarantee that we will distribute quarterly cash distributions to our unitholders. Our distribution policy is subject to certain restrictions and may be changed at any time. The reasons for such uncertainties in our stated cash distribution policy include the following factors:

  •
  Our cash distribution policy is subject to restrictions on distributions under our credit agreement. Our credit agreement contains financial tests and covenants that we must satisfy. These financial tests and covenants are described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement." Should we be unable to satisfy these restrictions or if we are otherwise in default under our credit agreement, we would be prohibited from making cash distributions notwithstanding our cash distribution policy.

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

        Our partnership agreement requires us to distribute all of our available cash each quarter in the following manner:

  •
  first, 99.3% to the holders of common units and 0.7% to our general partner, until each common unit has received the minimum quarterly distribution of $0.445 plus any arrearages from prior quarters;

  •
  second, 99.3% to the holders of subordinated units and 0.7% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $0.445; and

  •
  third, 99.3% to all unitholders, pro rata, and 0.7% to our general partner, until each unit has received a distribution of $0.51175.

        If cash distributions to our unitholders exceed $0.51175 per unit in any quarter, our unitholders and our general partner, as the holder of the incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Target Amount	Unitholders	General Partner
Above $0.51175 up to $0.55625	95.0%	5.0%
Above $0.55625 up to $0.6675	91.7%	8.3%
Above $0.6675	83.4%	16.6%

        The percentage interest shown of our general partner includes its 0.7% general partner interest. Our general partner is entitled to 0.7% of all distributions that we make prior to our liquidation. Our partnership agreement provides our general partner the right, but not the obligation, to contribute capital to maintain its 0.7% general partner interest in us if we issue additional units in the future.

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

        We will pay any distributions on or about the 15th day of each of February, May, August and November to holders of record on or about the 1st day of each such month. If the distribution date does not fall on a business day, we will make the distribution on the business day immediately preceding the indicated distribution date.

        Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2015, we have suspended the cash distribution for our common units. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters' distribution levels were lower than the historical quarters' distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we suspended the distribution for the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015, we have accumulated arrearages at December 31, 2015 related to the common unit distribution of approximately $44.3 million. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. Our subordinated units do not accrue arrearages for unpaid distributions.

Item 6.    Selected Financial Data

        The Registrant is a smaller reporting company and is not required to provide this information.

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

        In March 2014, we completed a purchase and sale agreement with Gulfport Energy to sell our oil and natural gas properties in the Utica Shale region for approximately $184.0 million. Our consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our portion of our Utica Shale operations to discontinued operations for the year ended December 31, 2014.

Overview

        We are a diversified energy limited partnership formed in Delaware that is focused on coal and energy related assets and activities, including energy infrastructure investments. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. In addition to operating coal properties, we manage and lease coal properties and collect royalties from those management and leasing activities. In addition, we have expanded our business to include infrastructure support services, as well as other joint venture investments to provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

        We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, we controlled an estimated 363.6 million tons of proven and probable coal reserves, consisting of an estimated 310.1 million tons of steam coal and an estimated 53.5 million tons of metallurgical coal. In addition, as of December 31, 2015, we controlled an estimated 436.8 million tons of non-reserve coal deposits. As discussed further below, Rhino Eastern LLC, a joint venture in which we had a 51% membership interest and for which we served as manager, was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2015.

        We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. In the third quarter of 2015, we temporarily idled a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. We have resumed mining operations at a majority of our Central Appalachia operations in 2016, but certain Central Appalachia mining operations have remained idle as we seek acceptable coal sales contracts that will allow mining to resume at these specific operations.

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

        For the year ended December 31, 2015, we generated revenues of approximately $206.8 million and a net loss of approximately $55.2 million. For the year ended December 31, 2015, we produced approximately 3.4 million tons of coal and sold approximately 3.5 million tons of coal, approximately 84% of which were pursuant to long-term supply contracts.

Current Liquidity and Outlook

        As we have been unable to extend the expiration date of our amended and restated credit agreement, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. The presence of the going concern emphasis paragraph in our auditors' report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

        As of December 31, 2015, our available liquidity was $1.2 million, including cash on hand of $0.1 million and $1.1 million available under our amended and restated credit agreement. In April 2015, we amended our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement from July 2016 to July 2017 if we achieved a certain leverage ratio and liquidity amount. As of December 31, 2015, we did not satisfy the conditions for the extension of our credit facility as our leverage ratio was 3.2 to 1.0 and our liquidity was approximately $1.1 million. In March 2016, we amended our amended and restated senior secured credit facility where the expiration date was set to July 2016. We are working with our lenders to extend the amended and restated credit agreement to December 2017. Since our credit facility has an expiration date of July 2016, we determined that our credit facility debt liability of $41.2 million at December 31, 2015 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our amended and restated credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility. Furthermore, given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern. For more information about our liquidity and our credit facility, please read "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Sale of our General Partner by Wexford Capital LP

        On January 21, 2016, a definitive agreement was completed between Royal and Wexford Capital where Royal acquired 6,769,112 of our issued and outstanding common units from Wexford. The definitive agreement also included the committed acquisition by Royal within 60 days from the date of the definitive agreement, or March 21, 2016, of all of the issued and outstanding membership interests of Rhino GP LLC, our general partner, as well as 9,455,252 of our issued and outstanding subordinated units from Wexford. Royal is a publicly traded company listed on the OTC market (OTCQB: ROYE) and is focused on the acquisition of coal, natural gas and renewable energy assets that are profitable at current distressed prices.

        On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of our general partner as well as the 9,455,252 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in us with the completion of this transaction. Immediately subsequent to the consummation of the transaction, the following members of the board of directors of our general partner tendered their resignations effective immediately: Mark Zand, Philip Braunstein, Ken Rubin, Arthur Amron, Douglas Lambert and Mark Plaumann. As the owner of our general partner, Royal has the right to appoint the members of the board of directors of our general partner and so appointed the following individuals as new directors to fill the vacancies resulting from the resignations: William Tuorto, Ronald Phillips, Michael Thompson, Ian Ganzer, Douglas Holsted, Brian Hughs and David Hanig.

        On March 21, 2016, we and Royal entered into a securities purchase agreement (the "Securities Purchase Agreement") pursuant to which we issued 60,000,000 of our common units to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of our general partner determine that we do not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, we have the option to rescind Royal's purchase of 13,333,333 common units and the applicable installment will not be payable (each, a "Rescission Right"). If we fail to exercise a Rescission Right, in each case, we have the option to repurchase 13,333,333 of our common units at $0.30 per common unit from Royal (each, a "Repurchase Option"). The Repurchase Options terminate on December 31, 2017. Royal's obligation to pay any installment of the promissory note is subject to certain conditions, including that we have entered into an agreement to extend the amended and restated credit agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $0.15.

Debt Amendment

        On March 17, 2016, our operating company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into an amendment (the "Fourth Amendment") of our amended and restated credit agreement, dated July 29, 2011, as amended by the first, second and third amendments thereto, with PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the lenders party thereto. The Fourth Amendment amends the definition of change of control in our amended and restated credit agreement to permit Royal to purchase the membership interests of our general partner and sets the expiration date of the facility at July 2016. The Fourth Amendment reduces the borrowing capacity under the credit facility to a maximum of $80 million and reduces the amount available for letters of credit to $30 million. The Fourth Amendment eliminates the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminates the capability to make Swing Loans under the facility and eliminates our ability to pay distributions to our common or subordinated unitholders. The Fourth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment requires us to maintain minimum liquidity of $5 million and minimum EBITDA, calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve month basis. The Fourth Amendment requires us to provide monthly financial statements and a weekly rolling thirteen week cash flow forecast to the Administrative Agent.

Debt Classification

        We evaluated our amended and restated senior secured credit facility at December 31, 2015 to determine whether this debt liability should be classified as a long-term or short-term liability on our consolidated statement of financial position. In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension was contingent upon (i) our leverage ratio being less than or equal to 2.75 to 1.0 and (ii) our having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016. If both of these conditions were not satisfied for one of such quarters, the expiration date of the amended and restated credit agreement would revert to July 2016. As of December 31, 2015, we did not satisfy the conditions for the extension of our credit facility as our leverage ratio was 3.2 to 1.0 and our liquidity was approximately $1.1 million. In March 2016, we amended our amended and restated senior secured credit facility where the expiration date was set to July 2016. We are working with our creditors to extend the amended and restated credit agreement to December 2017. Since our credit facility has an expiration date of July 2016, we determined that our credit facility debt liability of $41.2 million at December 31, 2015 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility with a potential five-year term. However, we may be unable to complete such transactions on terms acceptable to us or at all. Since our credit facility has an expiration date of July 2016, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our normal business operations. For more information about our credit facility, please read "—Liquidity and Capital Resources—Amended and Restated Credit Agreement."

Suspension and Delisting of Common Units from NYSE

        On December 17, 2015, the NYSE notified us that that the NYSE had determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for our common units. The NYSE also suspended the trading of our common units at the close of trading on December 17, 2015.

        As previously disclosed, on December 11, 2015, we notified the NYSE of our intention to voluntarily transfer our common units from the NYSE to the OTCQB. However, the NYSE's proceedings to delist our common units superseded our voluntary transfer. On December 18, 2015, our common units began trading on the OTCQB under the new ticker symbol "RHNO". The NYSE informed us that it will apply to the Securities and Exchange Commission to delist our common units upon completion of all applicable procedures, including any appeal by us of the NYSE's decision. On January 4, 2016, we filed an appeal with the NYSE to review the suspension and delisting determination of our common units. The NYSE notified us that our appeal would be reviewed on April 20, 2016 to make a determination on the suspension and delisting of our common units. There can be no assurance that we will be successful in our appeal and that our request for continued listing on the NYSE will be granted.

Distribution Suspension

        Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2015, we have suspended the cash distribution on our common units. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters' distribution levels were lower than the historical quarters' distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

        Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we suspended the distribution for the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015, we have accumulated arrearages at December 31, 2015 related to the common unit distribution of approximately $44.3 million.

Taylorville Land Sale

        On December 30, 2015, we completed the sale of our land surface rights for our Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows us to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as we have the option to repurchase the rights to the land within seven years from the date of the sale agreement. We used the proceeds from the sale of the Taylorville property to reduce the outstanding balance on our credit facility. In accordance with appropriate accounting guidance, since we have the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale.

Asset Impairments-2015

        As the prolonged weakness in the U.S. coal markets continued during 2015, we performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in its strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to our operations deteriorated in the fourth quarter of 2015. We believe that an oversupply of coal being produced in Northern Appalachia has contributed to depressed coal prices from this region. We believe the oversupply of coal has been created due to historically low natural gas prices in this region, which competes with coal as a source of electricity generation. Utilities have chosen cheap natural gas for electricity generation over coal and, additionally, we believe the amount that the utilities' power plants have been dispatched for electricity generation has fallen due to low electricity demand. The production of natural gas from the Utica Shale and Marcellus Shale regions that are located within the Northern Appalachian region have kept natural gas prices low and larger coal producers have low-cost long-wall mines in Northern Appalachia that can compete to sell lower priced coal to utilities that still require coal supplies in this region. We believe this combination of factors have decreased coal prices in Northern Appalachia to levels where certain current operations as well as future plans for the development of the Leesville Field will be unprofitable in the near term. In addition to impairment charges related to certain Northern Appalachia operations, we also recorded asset impairment and related charges for the sale of the Deane mining complex, the sale of the Cana Woodford oil and natural gas investment and an impairment loss for intangible assets that are also discussed herein. We recorded approximately $31.6 million of total asset impairment and related charges for the year ended December 31, 2015, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

  Hopedale Mining Complex

        We own the Hopedale mining complex located in Northern Appalachia that includes an underground mine, preparation plant and full-service rail loadout facility. Hopedale had long-term coal sales contracts with two utility customers that officially expired at the end of 2015, but had carry-over provisions for contracted coal shipments that were not delivered in 2015 that are to be shipped in 2016. These carry-over tons under these sales contracts have prices well above current market levels for coal being sold in this region, but do not constitute annual coal sales volumes that Hopedale has historically been able to sell. We have been unsuccessful in securing any contracted sales business at profitable prices for Hopedale coal to replace these expiring sales contracts due to the depressed Northern Appalachia coal market conditions discussed above. Based upon these factors, we performed a detailed analysis of potential impairment for the Hopedale mining complex as of December 31, 2015. Our projection of future undiscounted net cash flows to be generated from the Hopedale mining complex indicated that a potential impairment existed since the carrying amount of the long-lived asset group at the Hopedale mining complex exceeded the sum of the projected undiscounted net cash flows. Thus, we performed a further analysis to determine what, if any, impairment existed for the Hopedale mining complex asset group. We utilized a discounted cash flow method (i.e. income approach) to estimate the fair value of the Hopedale mining complex. Based on this analysis, we recorded total asset impairment and related charges of $19.0 million for the Hopedale mining complex for the year ended December 31, 2015.

  Sands Hill Mining Complex

        We own the Sands Hill mining complex in Northern Appalachia that includes two surface coal mines located near Hamden, Ohio. The infrastructure at Sands Hill includes a coal preparation plant along with a river front barge and dock facility on the Ohio River. Coal produced at Sands Hill is primarily trucked to local industrial customers in the southeastern region of Ohio. In addition to coal production, limestone aggregate is also produced at Sands Hill as the process of removing overburden to access the coal seams includes the removal of high quality limestone. The Sands Hill complex includes limestone processing facilities that crush and size the limestone for sale to local customers. Sands Hill has contracted coal sales through the end of 2016 from its surface coal mine operations, but no contracted coal sales beyond this date. Limestone is sold on a non-contracted basis from Sands Hill's operation.

        During 2015, we contracted with a third-party engineering firm to perform an audit of our coal mineral. As part of the third-party expert's audit, they performed an independent pro forma economic analysis using industry-accepted guidelines and these were used, in part, to classify coal mineral as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions. In the depressed Northern Appalachia coal market environment described above, a majority of the Sands Hill coal mineral that had previously been classified as proven and probable coal reserves was re-classified as non-reserve coal deposits as of December 31, 2015 due to unfavorable projected economic performance. Our long-term plan had previously included the eventual development of underground coal reserves at Sands Hill, which were reclassified to non-reserve coal deposits as of December 31, 2015 per the discussion above. However, due to the lack of contracted sales beyond year-end 2016 and the depressed Northern Appalachia coal market discussed above, we decided as of December 31, 2015 to no longer pursue the development of the underground coal deposits at Sands Hill. Thus, we will cease surface coal mining at the end of 2016 when its Sands Hill contracted coal sales are fulfilled. We currently plan to continue limestone sales into 2017 since adequate limestone inventory will remain once coal mining has ceased. Based upon the factors that led to our decision to discontinue coal mining at Sands Hill as of year-end 2016, we performed a detailed analysis of potential impairment for the Sands Hill mining complex.

        Our projection of future undiscounted net cash flows to be generated from the Sands Hill mining complex indicated that a potential impairment existed since the carrying amount of the long-lived asset group at the Sands Hill mining complex exceeded the sum of the projected undiscounted net cash flows. Thus, we performed a further analysis to determine what, if any, impairment existed for the Sands Hill mining complex asset group. We utilized a discounted cash flow method (i.e. income approach) to estimate the fair value of the Sands Hill mining complex. Based on this analysis, we recorded total asset impairment and related charges of $5.7 million for the Sands Hill mining complex for the year ended December 31, 2015.

  Leesville Field

        We own the Leesville field that is located in the Northern Appalachia coal region in eastern Ohio and is approximately 20 miles north of our Hopedale mining complex. The Leesville field is an undeveloped property that contains approximately 27.9 million tons of coal mineral that was classified as non-reserve coal deposits as of December 31, 2015. Prior to 2015, the Leesville field coal mineral had been classified as proven and probable coal reserves. The Leesville field coal mineral that had previously been classified as proven and probable coal reserves was re-classified as non-reserve coal deposits due to unfavorable projected economic performance based upon the third party engineering firm's audit of our coal mineral that was discussed above. Our long-term plan had included the eventual development of Leesville field to supplement the production from our nearby Hopedale mining complex because the coal qualities at Leesville closely matched the coal qualities at Hopedale. However, due to the recent downturn in the coal markets in Northern Appalachia discussed above, the reclassification of the Leesville field coal mineral to non-reserve coal deposits and the difficult economic conditions being experienced at Hopedale discussed above, we decided to reevaluate its plans for the Leesville field and examine this undeveloped property for potential impairment.

        We believe that the Leesville field mineral would be uneconomic to produce in current market conditions, which are not expected to improve in the near future, and would not produce positive undiscounted net cash flows. Thus, this fact pattern indicated that a potential impairment existed since the carrying amount of the long-lived asset group at Leesville exceeded the sum of any projected undiscounted net cash flows. We analyzed the Leesville asset group and determined the fair value of the Leesville asset group should be based on any compensation that could be received by us from selling the assets to a third party in the current marketplace since it would be uneconomic to develop this project in the current market environment. Based on the current depressed state of the Northern Appalachia coal markets, we determined the Leesville field asset group had zero value as of December 31, 2015. We recorded total asset impairment and related charges of $3.5 million for the Leesville field for the year ended December 31, 2015.

  Deane Mining Complex Sale

        On October 30, 2015, we executed a binding letter of intent with a third party for the purchase of our Deane mining complex. The sale of the Deane mining complex was completed on December 30, 2015. The Deane mining complex is located in eastern Kentucky and includes one underground mine that was idle during 2015. The infrastructure at the Deane mining complex consists of a preparation plant and a unit train loadout facility. The sale of the Deane complex transferred the underground mine, related equipment, the preparation plant and loadout facility in exchange for $2.0 million in the form of a promissory note receivable from the third party, while we also retained the mineral rights for the proven and probable steam coal reserves at this complex. The Deane mining complex sale also included a royalty agreement with the third party pursuant to which we will collect future royalties for coal mined and sold from the Deane complex. The sale of the Deane mining complex also relieved us of significant reclamation liabilities and bonding requirements. For third quarter 2015 financial reporting purposes, we evaluated the appropriate held for sale accounting criteria to determine if the Deane mining complex should be classified as held for sale as of September 30, 2015. Based on this evaluation, we determined the Deane mining complex met the held for sale criteria at September 30, 2015 and, accordingly, the Deane mining complex asset group was written down to its estimated fair value of $2.0 million. Due to the determination that the Deane mining complex met the held for sale criteria, we recorded an impairment charge of approximately $2.3 million for the third quarter ended September 30, 2015 and we ceased depreciation of this asset group at this time. Upon the completion of the sales agreement for the Deane mining complex, we removed the assets and liabilities related to this mining complex, which resulted in a gain of $0.4 million that was record in the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. The net $1.9 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

  Cana Woodford Oil and Natural Gas Investment Sale

        In August 2015, we completed the sale of our oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. We received a total of approximately $5.7 million in proceeds from the sale of the Cana Woodford oil and natural gas mineral rights. In the second quarter of 2015, we evaluated the appropriate held for sale accounting criteria to determine if the Cana Woodford mineral rights should be classified as held for sale. Based on this evaluation, we determined these mineral rights met the held for sale criteria at June 30, 2015 and, accordingly, these mineral rights were written down to their estimated fair value of $5.8 million. Due to the determination that the mineral rights met the held for sale criteria, we recorded an impairment charge of approximately $2.2 million for the Cana Woodford mineral rights during the second quarter of 2015. The impairment charge for the Cana Woodford mineral rights is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

  Bevins Branch Operation

        As discussed further below, we had a steam coal surface mine operation in eastern Kentucky (referred to as "Bevins Branch") in our Central Appalachia segment that was idled during mid-2014 as that location's contract with its single customer expired at that time. In May 2015, we finalized a contractual agreement with a third party to assume the Bevins Branch operation. As of December 31, 2015, we removed the assets and liabilities related to this mining complex, which resulted in a gain of $1.2 million that was record in the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

Intangible Asset Impairment

        We had a licensing agreement with a third party that was attempting to develop a commercially viable roof bolt product that utilized the intellectual property of our patent and developed technology intangible assets. In the fourth quarter of 2015, the third party notified us that they would not renew the licensing agreement and pursue the development of the product that would utilize our patent and developed technology. Based on the third party's decision to discontinue the license agreement, we performed an impairment analysis of our patent and developed technology intangible assets. This analysis determined these intangible assets had no realizable value since we could not market these asset to another third party for development and we could not internally develop a product utilizing the technology of these intangible assets. As of December 31, 2015, we recorded an impairment charge of approximately $0.5 million to reduce the carrying amount of our patent and developed technology intangible assets to zero.

Rhino Eastern Joint Venture Dissolution

        In January 2015, we completed a Membership Transfer Agreement (the "Transfer Agreement") with an affiliate of Patriot Coal Corporation ("Patriot") that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to us and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. We retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance of $6.3 million. As part of the closing of the Transfer Agreement, we and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement. As of December 31, 2014, we recorded an impairment charge of approximately $5.9 million related to our investment in the Rhino Eastern joint venture based upon the fair value of the assets received and liabilities assumed in the dissolution of the joint venture compared to the carrying amount of our investment in the joint venture. The dissolution of the Rhino Eastern joint venture in January 2015 had no impact on the consolidated statements of operations and comprehensive income for the year ended December 31, 2015.

2014 Asset Impairments

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

Oil and Natural Gas Investments

        In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC ("Sturgeon"), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate portion of the operating income for this investment during the years ended December 31, 2015 and 2014 of approximately $0.3 million and $0.4 million, respectively.

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

        We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2015, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016	3,255	14
2017	1,914	8
2018	264	1

        Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

  Segment Information

        As of December 31, 2015, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of December 31, 2015, together included one underground mines, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2015. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of December 31, 2015. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes our underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Pennyrile mining complex began production and sales in mid-2014. Our Other category is comprised of our ancillary businesses and our remaining oil and natural gas activities.

        We had historically reported an Eastern Met segment, which included our 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex, located in West Virginia, and for which we served as manager. We had considered this operation to comprise a separate operating segment prior to its dissolution in January 2015. With the dissolution of the Rhino Eastern joint venture in January 2015, we had no operating activities for this joint venture for the year ended December 31, 2015.

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

Summary

        The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in millions)
Statement of Operations Data:
Total revenues	$206.8	$239.1
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	175.5	200.2
Freight and handling costs	2.7	1.9
Depreciation, depletion and amortization	33.2	37.2
Selling, general and administrative (exclusive of DD&A shown separately above)	15.4	19.3
Asset impairment and related charges	31.6	45.3
(Gain) on sale/disposal of assets	(0.3)	(0.6)

(Loss) from operations	(51.3)	(64.2)
Interest and other income (expense):
Interest expense and other	(5.0)	(5.7)
Interest income and other	0.1	0.3
Equity in net (loss)/income of unconsolidated affiliates	0.3	(11.7)

Total interest and other income (expense)	(4.6)	(17.1)

Net (loss) from continuing operations	(55.9)	(81.3)

Net income from discontinued operations	0.7	130.3

Net (loss)/income	$(55.2)	$49.0

Other Financial Data
Adjusted EBITDA from continuing operations	$14.3	$15.5
Net income from discontinued operations	0.7	130.3

Adjusted EBITDA	$15.0	$145.8

  Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        Summary.    For the year ended December 31, 2015, our total revenues decreased to $206.8 million from $239.1 million for the year ended December 31, 2014. We sold 3.5 million tons of coal for the year ended December 31, 2015, which is 0.1 million tons less, or a 2.6% decrease, than the 3.6 million tons of coal sold for the year ended December 31, 2014. This decrease in tons sold was the result of weak demand in the steam coal markets as well as railroad transportation constraints, which also resulted in lower coal revenues for 2015 compared to 2014. Coal revenues in 2015 were also negatively impacted by weak met coal prices compared to 2014 levels. We believe the weak demand in the steam coal markets was primarily driven by an over-supply of low-priced natural gas that increased stockpiles of coal at electric utilities. We believe utilities have worked to decrease their coal stockpiles, but the utilities remain slow to replenish their coal inventories as natural gas prices remain relatively low. We believe the weak demand in the met coal markets was primarily driven by a decrease in world-wide steel production due to ongoing economic weakness in China and Europe.

        For the year ended December 31, 2015, our coal inventories decreased compared to the year ended December 31, 2014 as we sold excess inventory that had accumulated at our Central Appalachia operations.

        Net loss from continuing operations improved while Adjusted EBITDA from continuing operations decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014. We generated a net loss from continuing operations of approximately $55.9 million for the year ended December 31, 2015 compared to a net loss from continuing operations of approximately $81.3 million for the year ended December 31, 2014. For the year ended December 31, 2015, our net income from continuing operations was negatively impacted by approximately $31.6 million of asset impairment and related charges. For the year ended December 31, 2014, our net income from continuing operations was negatively impacted by approximately $45.3 million of asset impairment and related charges along with a $5.9 million impairment charge related to our Rhino Eastern joint venture. Net loss from continuing operations for the year ended December 31, 2014 was also negatively impacted due to a $12.1 million net loss from the Rhino Eastern joint venture, which includes the $5.9 million impairment charge discussed above, which represents our proportionate share of loss from Rhino Eastern in which we had a 51% membership interest and which was effectively dissolved in January 2015.

        Adjusted EBITDA from continuing operations decreased to $14.3 million for the year ended December 31, 2015 as compared to $15.5 million for the year ended December 31, 2014.

        Including income from discontinued operations of approximately $0.7 million, our net loss and Adjusted EBITDA for the year ended December 31, 2015 were $55.2 million and $15.0 million, respectively. Income from discontinued operations for the year ended December 31, 2015 consisted of the $0.7 million gain from escrow money received from the Blackhawk sale discussed above. Including income from discontinued operations of approximately $130.3 million, our net income and Adjusted EBITDA for the year ended December 31, 2014 were $49.0 million and $145.8 million, respectively. Income from discontinued operations for the year ended December 31, 2014 consisted primarily of the gain of approximately $121.7 million from the sale of our Utica Shale oil and natural gas properties.

        Tons Sold.    The following table presents tons of coal sold by reportable segment for the years ended December 31, 2015 and 2014:

Segment	Year Ended December 31, 2015	Year Ended December 31, 2014	Increase (Decrease) Tons	%*
	(in thousands, except %)
Central Appalachia	777.4	1,261.6	(484.2)	(38.4)%
Northern Appalachia	907.1	1,015.5	(108.4)	(10.7)%
Rhino Western	950.0	1,066.7	(116.7)	(10.9)%
Illinois Basin	832.0	213.5	618.5	289.7%

Total*†	3,466.5	3,557.3	(90.8)	(2.6)%

*
Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

        We sold approximately 3.5 million tons of coal in the year ended December 31, 2015 as compared to approximately 3.6 million tons sold for the year ended December 31, 2014. The decrease in total tons sold year-to-year was primarily due to fewer steam coal tons sold from our Central Appalachia segment due to weak market conditions, partially offset by tons sold from our new Pennyrile mine in our Illinois Basin segment. Tons of coal sold in our Central Appalachia segment decreased by approximately 0.5 million, or 38.4%, to approximately 0.8 million tons for the year ended December 31, 2015 from approximately 1.3 million tons for the year ended December 31, 2014. The decrease in total tons sold year-to-year in Central Appalachia was primarily due to a decrease in steam coal tons sold due to weak market conditions. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.1 million, or 10.7%, to approximately 0.9 million tons for the year ended December 31, 2015 from approximately 1.0 million tons for the year ended December 31, 2014, primarily due to lower sales from our Hopedale complex due to railroad transportation constraints encountered earlier in the year. Coal sales from our Rhino Western segment decreased by approximately 0.1 million, or 10.9%, to approximately 1.0 million tons for the year ended December 31, 2015 as our Castle Valley mine experienced a loss in sales tons due to a force majeure at one of its utility customer's locations. For our Illinois Basin segment, tons of coal sold increased by approximately 0.6 million, or 289.7%, to approximately 0.8 million tons for the year ended December 31, 2015 from approximately 0.2 million tons for the year ended December 31, 2014, as our new Pennyrile mining complex in western Kentucky increased sales in 2015 from its initial startup in mid-2014.

        Revenues.    The following table presents revenues and coal revenues per ton by reportable segment for the years ended December 31, 2015 and 2014:

Segment	Year ended December 31, 2015	Year ended December 31, 2014	Increase/(Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$45.2	$89.0	$(43.8)	(49.3)%
Freight and handling revenues	—	—	—	n/a
Other revenues	22.8	20.5	2.3	11.4%

Total revenues	$68.0	$109.5	$(41.5)	(37.9)%

Coal revenues per ton*	$58.08	$70.53	$(12.45)	(17.6)%
Northern Appalachia
Coal revenues	$52.4	$60.5	$(8.1)	(13.4)%
Freight and handling revenues	2.8	2.0	0.8	38.1%
Other revenues	8.1	9.0	(0.9)	(9.9)%

Total revenues	$63.3	$71.5	$(8.2)	(11.5)%

Coal revenues per ton*	$57.72	$59.51	$(1.79)	(3.0)%
Rhino Western
Coal revenues	$35.3	$44.0	$(8.7)	(19.8)%
Freight and handling revenues	—	—	—	n/a
Other revenues	—	0.1	(0.1)	(74.9)%

Total revenues	$35.3	$44.1	$(8.8)	(19.9)%

Coal revenues per ton*	$37.16	$41.27	$(4.11)	(9.9)%
Illinois Basin
Coal revenues	$38.2	$9.4	$28.8	304.8%
Freight and handling revenues	—	—	—	n/a
Other revenues	0.4	0.3	0.1	26.7%

Total revenues	$38.6	$9.7	$28.9	296.1%

Coal revenues per ton*	$45.98	$44.28	$1.70	3.9%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$1.6	$4.3	$(2.7)	(63.7)%

Total revenues	$1.6	$4.3	$(2.7)	(63.7)%

Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$171.1	$202.9	$(31.8)	(15.7)%
Freight and handling revenues	2.8	2.0	0.8	38.1%
Other revenues	32.9	34.2	(1.3)	(3.7)%

Total revenues	$206.8	$239.1	$(32.3)	(13.5)%

Coal revenues per ton*	$49.35	$57.03	$(7.68)	(13.5)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**
The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

        Our coal revenues for the year ended December 31, 2015 decreased by $31.8 million, or 15.7%, to $171.1 million from $202.9 million for the year ended December 31, 2014. The decrease in coal revenues was primarily due to fewer steam coal tons sold and lower steam coal prices in Central Appalachia, partially offset by sales from our new Pennyrile mine in the Illinois Basin. Coal revenues per ton were $49.35 for the year ended December 31, 2015, a decrease of $7.68, or 13.5%, from $57.03 per ton for the year ended December 31, 2014. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a larger mix of lower priced tons sold from Pennyrile.

        For our Central Appalachia segment, coal revenues decreased by $43.8 million, or 49.3%, to $45.2 million for the year ended December 31, 2015 from $89.0 million for the year ended December 31, 2014 primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal markets conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $12.45, or 17.6%, to $58.08 per ton for the year ended December 31, 2015 as compared to $70.53 for the year ended December 31, 2014, primarily due to lower market price conditions for steam coal sold. Other revenues increased slightly for our Central Appalachia segment primarily due to third party coal transloading revenue generated during 2015 compared to 2014.

        For our Northern Appalachia segment, coal revenues were $52.4 million for the year ended December 31, 2015, a decrease of $8.1 million, or 13.4%, from $60.5 million for the year ended December 31, 2014. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia primarily due to railroad transportation constraints. Coal revenues per ton for our Northern Appalachia segment decreased by $1.79, or 3.0%, to $57.72 per ton for the year ended December 31, 2015 as compared to $59.51 per ton for the year ended December 31, 2014. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

        For our Rhino Western segment, coal revenues decreased by $8.7 million, or 19.8%, to $35.3 million for the year ended December 31, 2015 from $44.0 million for the year ended December 31, 2014. Coal revenues per ton for our Rhino Western segment were $37.16 for the year ended December 31, 2015, a decrease of $4.11, or 9.9%, from $41.27 for the year ended December 31, 2014. The decrease in coal revenues and coal revenues per ton were primarily due to a decrease in the contracted sales prices for steam coal sales from our Castle Valley mine for the year ended December 31, 2015 compared to the same period in 2014.

        Coal revenues of approximately $38.2 million for the Illinois Basin consisted of initial sales from our new Pennyrile mine in western Kentucky and increased approximately $28.8 million from $9.4 million for the year ended December 31, 2014. Coal revenues per ton for our Illinois Basin segment were $45.98 for the year ended December 31, 2015, an increase of $1.70, or 3.9%, from $44.28 for the year ended December 31, 2014. The increase in coal revenues per ton was due to higher contracted sales prices for the year ended December 31, 2015 compared to the prior year.

        Other revenues for our Other category decreased by $2.7 million for the year ended December 31, 2015 from the year ended December 31, 2014. This decrease was due to lower revenue related to our Razorback drill pad construction company.

        Central Appalachia Overview of Results by Product.    Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal and steam coal, is presented below. Our Northern Appalachia, Rhino Western and Illinois Basin segments currently only produce and sell steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2015	Year ended December 31, 2014	Increase (Decrease)%*
Met coal tons sold	187.0	337.0	(44.5)%
Steam coal tons sold	590.4	924.6	(36.2)%

Total tons sold	777.4	1,261.6	(38.4)%

Met coal revenue	$15,391	$26,058	(40.9)%
Steam coal revenue	$29,762	$62,920	(52.7)%

Total coal revenue	$45,153	$88,978	(49.3)%

Met coal revenues per ton	$82.30	$77.33	6.4%
Steam coal revenues per ton	$50.41	$68.05	(25.9)%

Total coal revenues per ton	$58.08	$70.53	(17.6)%

Met coal tons produced	246.9	333.3	(25.9)%
Steam coal tons produced	426.0	928.9	(54.1)%

Total tons produced	672.9	1,262.2	(46.7)%

*
Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

        Costs and Expenses.    The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the years ended December 31, 2015 and 2014:

Segment	Year ended December 31, 2015	Year ended December 31, 2014	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$47.8	$81.2	$(33.4)	(41.1)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	12.7	20.2	(7.5)	(37.5)%
Selling, general and administrative	14.4	18.6	(4.2)	(22.5)%
Cost of operations per ton*	$61.54	$64.33	$(2.79)	(4.3)%
Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$42.1	$56.5	$(14.4)	(25.5)%
Freight and handling costs	2.7	1.9	0.8	43.4%
Depreciation, depletion and amortization	7.6	7.6	—	(0.2)%
Selling, general and administrative	0.2	0.2	—	(5.4)%
Cost of operations per ton*	$46.44	$55.67	$(9.23)	(16.6)%

Segment	Year ended December 31, 2015	Year ended December 31, 2014	Increase/ (Decrease) $	%*
	(in millions, except per ton data and %)
Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$31.8	$36.0	$(4.2)	(11.7)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	6.3	6.0	0.3	4.9%
Selling, general and administrative	0.1	0.1	—	25.4%
Cost of operations per ton*	$33.43	$33.70	$(0.27)	(0.8)%
Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$43.6	$12.0	$31.6	262.4%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	5.9	2.3	3.6	159.3%
Selling, general and administrative	—	0.1	(0.1)	(11.4)%
Cost of operations per ton*	$52.39	$56.35	$(3.96)	(7.0)%
Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$10.2	$14.5	$(4.3)	(29.7)%
Freight and handling costs	—	—	—	n/a
Depreciation, depletion and amortization	0.7	1.1	(0.4)	(34.8)%
Selling, general and administrative	0.7	0.3	0.4	161.2%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$175.5	$200.2	$(24.7)	(12.3)%
Freight and handling costs	2.7	1.9	0.8	43.4%
Depreciation, depletion and amortization	33.2	37.2	(4.0)	(10.9)%
Selling, general and administrative	15.4	19.3	(3.9)	(19.7)%
Cost of operations per ton*	$50.63	$56.26	$(5.63)	(10.0)%

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

        Cost of Operations.    Total cost of operations was $175.5 million for the year ended December 31, 2015 as compared to $200.2 million for the year ended December 31, 2014. Our cost of operations per ton was $50.63 for the year ended December 31, 2015, a decrease of $5.63, or 10.0%, from the year ended December 31, 2014. Total cost of operations decreased due to lower costs in Central Appalachia as we reduced production and idled operations beginning in the third quarter of 2015 in this region due to weak market demand, partially offset by the ongoing startup of our new Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to lower costs from our Northern Appalachia operations as we experienced adverse mining conditions at our Hopedale operation as we developed the 7-seam reserve during the year ended December 31, 2014.

        Our cost of operations for the Central Appalachia segment decreased by $33.4 million, or 41.1%, to $47.8 million for the year ended December 31, 2015 from $81.2 million for the year ended December 31, 2014. The decrease in total cost of operations was primarily due to a decrease in tons produced, which was in response to weak market conditions, as we idled a majority of our Central Appalachia mining operations beginning in the third quarter of 2015 and kept these operations idle through the end of 2015. Our cost of operations per ton decreased to $61.54 per ton for the year ended December 31, 2015 from $64.33 per ton for year ended December 31, 2014. The decrease in cost of operations per ton was primarily due to production at lower cost operations during the year ended December 31, 2015 prior to idling the majority of our mining operations in the third quarter of 2015.

        In our Northern Appalachia segment, our cost of operations decreased by $14.4 million, or 25.5%, to $42.1 million for the year ended December 31, 2015 from $56.5 million for the year ended December 31, 2014. Our cost of operations per ton decreased to $46.44 for the year ended December 31, 2015 from $55.67 for the year ended December 31, 2014, a decrease of $9.23 per ton, or 16.6%. The decrease in total cost of operations and cost of operations per ton was primarily due to the adverse mining conditions at our Hopedale operation experienced during the year ended December 31, 2014, which is discussed above. For the year ended December 31, 2014, cost of operations for our Northern Appalachia segment was also impacted by an approximate $0.2 million charge incurred for the write-off of obsolete supplies inventory at our Sands Hill complex.

        Cost of operations in our Rhino Western segment decreased by $4.2 million, or 11.7%, to $31.8 million for the year ended December 31, 2015 from $36.0 million for the year ended December 31, 2014. The decrease in cost of operations was primarily due to unusual maintenance and other costs incurred at our Castle Valley operation during the year ended December 31, 2014. Our cost of operations per ton remained relatively flat at $33.43 for the year ended December 31, 2015 compared to $33.70 for the year ended December 31, 2014.

        Cost of operations in our Illinois Basin segment was $43.6 million while cost of operations per ton was $52.39 for the year ended December 31, 2015, both of which related to our new Pennyrile mining complex in western Kentucky. For the year ended December 31, 2014, cost of operations in our Illinois Basin segment was $12.0 million and cost of operations per ton was $56.35. The increase in cost of operations was primarily the result of increased production year-to-year at the new Pennyrile complex, while cost of operations per ton decreased as we incurred higher costs during the ramp up of production at Pennyrile during the year ended December 31, 2014.

        Cost of operations in our Other category decreased by $4.3 million to $10.2 million for the year ended December 31, 2015 compared to $14.5 million the year ended December 31, 2014. This decrease was primarily due to lower costs related to our Razorback drill pad construction company.

        Freight and Handling.    Total freight and handling cost for the year ended December 31, 2015 increased by $0.8 million, or 43.4%, to $2.7 million from $1.9 million for the year ended December 31, 2014. This increase was primarily due to the increase in tons of coal sold for 2015 compared to 2014 from our Sands Hill complex that required transportation by truck to customers' locations.

        Depreciation, Depletion and Amortization.    Total DD&A expense for the year ended December 31, 2015 was $33.2 million as compared to $37.2 million for the year ended December 31, 2014.

        For the year ended December 31, 2015, our depreciation cost was $28.7 million as compared to $30.5 million for the year ended December 31, 2014. This decrease is primarily due to a decrease in machinery and equipment depreciation from our Central Appalachia operations as excess equipment was disposed as coal production decreased due to weakness in the steam coal markets.

        For the year ended December 31, 2015, our depletion cost was $2.9 million as compared to $4.7 million for the year ended December 31, 2014. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in 2015 compared to the prior year.

        For the year ended December 31, 2015, our amortization cost was $1.6 million as compared to $2.0 million for the year ended December 31, 2014. This decrease is primarily attributable to lower amortization costs of mine development in Central Appalachia due to changes in mining plans in response to weakness in the steam coal markets.

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expense for the year ended December 31, 2015 decreased to $15.4 million as compared to $19.3 million for the year ended December 31, 2014. This decrease was primarily attributable to lower corporate overhead expenses. For the year ended December 31, 2014, SG&A was impacted by an approximate $0.7 million charge for an accounts receivable allowance related to one of our Central Appalachia customers that entered bankruptcy proceedings.

        Interest Expense.    Interest expense for the year ended December 31, 2015 was $5.0 million as compared to $5.7 million for the year ended December 31, 2014, a decrease of $0.7 million, or 12.4%. This decrease was primarily due to the write-off of approximately $1.1 million of our unamortized debt issuance costs during the year ended December 31, 2014. This write-off was due to an amendment of our amended and restated senior secured credit facility during the year ended December 31, 2014 that reduced the borrowing commitment from $300 million to $200 million. See the discussion on our credit agreement in "—Liquidity and Capital Resources" for more information on this amendment.

        Net Income (Loss) from Continuing Operations.    The following table presents net income (loss) from continuing operations by reportable segment for the years ended December 31, 2015 and 2014:

Segment	Year ended December 31, 2015	Year ended December 31, 2014	Increase (Decrease)
	(in millions)
Central Appalachia	$(14.2)	$(33.0)	$18.8
Northern Appalachia	(20.5)	2.1	(22.6)
Rhino Western	(4.5)	(22.8)	18.3
Illinois Basin	(13.8)	(6.4)	(7.4)
Eastern Met*	—	(12.1)	12.1
Other	(2.9)	(9.1)	6.2

Total	$(55.9)	$(81.3)	$25.4

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager. The Rhino Eastern joint venture was dissolved in January 2015.

        For the year ended December 31, 2015, total net loss from continuing operations was a loss of approximately $55.9 million compared to a net loss from continuing operations of approximately $81.3 million for the year ended December 31, 2014. Our total net loss from continuing operations for the year ended December 31, 2015 was impacted by $31.6 million of asset impairment and related charges, which primarily related to our Northern Appalachia operations discussed above, partially offset by the dissolution of the Rhino Eastern joint venture that adversely impacted our results for the year ended December 31, 2014. Including our income from discontinued operations of approximately $0.7 million, our total net loss for the year ended December 31, 2015 was approximately $55.2 million. Our income from discontinued operations for the year ended December 31, 2015 consisted of a gain of approximately $0.7 million from the receipt of additional proceeds for the Blackhawk sale discussed above. Our net loss from continuing operations for the year ended December 31, 2014 was negatively impacted by approximately $45.3 million of asset impairment and related charges along with other non-cash charges. Our net loss from continuing operations for the year ended December 31, 2014 was also negatively impacted by a $5.9 million impairment charge related to our Rhino Eastern joint venture. Including our income from discontinued operations of approximately $130.3 million, our net income for the year ended December 31, 2014 was approximately $49.0 million. Our income from discontinued operations for the year ended December 31, 2014 consisted primarily of the approximately $121.7 million gain from the sale of our Utica Shale oil and natural gas joint interest properties to Gulfport.

        For our Central Appalachia segment, net loss from continuing operations was approximately $14.2 million for the year ended December 31, 2015, a $18.8 million smaller net loss as compared to the year ended December 31, 2014. The loss from continuing operations for the year ended December 31, 2015 was primarily due to ongoing weakness in the met and steam coal markets along with the $1.9 million loss incurred for the year ended December 31, 2015 related to the sale of our Deane mining complex. The loss from continuing operations for the year ended December 31, 2014 was primarily due to asset impairment and related charges of $14.4 million along with a $0.8 million charge for a market-to-market inventory adjustment and an approximate $0.7 million charge for an accounts receivable allowance for one of our customers that entered bankruptcy proceedings. For the year ended December 31, 2014, the ongoing weakness in the met and steam coal markets also negatively impacted the results from our Central Appalachia segment.

        Net income from continuing operations in our Northern Appalachia segment decreased by $22.6 million to a net loss from continuing operations of $20.5 million for the year ended December 31, 2015, from net income from continuing operations of $2.1 million for the year ended December 31, 2014. This decrease was primarily due to asset impairment and related charges of $28.2 million discussed above, partially offset by lower costs attributable to improved mining conditions at our Hopedale complex discussed above. For the year ended December 31, 2014, net income from continuing operations for our Northern Appalachia segment was impacted by an approximate $0.2 million charge incurred for the write-off of obsolete supplies inventory at our Sands Hill complex.

        Net loss from continuing operations in our Rhino Western segment was $4.5 million for the year ended December 31, 2015, compared to a net loss from continuing operations of $22.8 million for the year ended December 31, 2014. This improvement year-to-year in net loss from continuing operations was primarily due to asset impairment and related charges of $22.6 million incurred for the year ended December 31, 2014 that were discussed earlier.

        For our Illinois Basin segment, we generated a net loss from continuing operations of $13.8 million for the year ended December 31, 2015 compared to a net loss of $6.4 million for the year ended December 31, 2014 as we incurred additional costs at the new Pennyrile mining complex as we continue to optimize the operations at this new mining facility.

        Our Eastern Met segment recorded a net loss from continuing operations of $12.1 million for the year ended December 31, 2014, which included a $5.9 million impairment charge of the joint venture discussed earlier.

        For the Other category, we had a net loss from continuing operations of $2.9 million for the year ended December 31, 2015, which was a $6.2 million smaller net loss as compared to a net loss from continuing operations of $9.1 million for the year ended December 31, 2014. The decrease in the net loss from continuing operations was primarily due to $8.3 million of asset impairment and related charges incurred during the year ended December 31, 2014 associated with our undeveloped Rich Mountain property that was discussed earlier.

        Adjusted EBITDA from Continuing Operations.    The following table presents Adjusted EBITDA from continuing operations by reportable segment for the years ended December 31, 2015 and 2014:

Segment	Year ended December 31, 2015	Year ended December 31, 2014	Increase (Decrease)
	(in millions)
Central Appalachia	$1.7	$5.2	$(3.5)
Northern Appalachia	15.8	10.4	5.4
Rhino Western	2.1	6.1	(4.0)
Illinois Basin	(7.3)	(3.8)	(3.5)
Eastern Met*	—	(5.2)	5.2
Other	2.0	2.8	(0.8)

Total	$14.3	$15.5	$(1.2)

*
Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager. The Rhino Eastern joint venture was dissolved in January 2015.

        Adjusted EBITDA from continuing operations for the year ended December 31, 2015 was $14.3 million, which was a decrease compared to the year ended December 31, 2014. Including income from discontinued operations, Adjusted EBITDA for the years ended December 31, 2015 and 2014 was $15.0 million and $145.8 million, respectively. The decrease in Adjusted EBITDA year to year was primarily attributable to the approximately $121.7 million gain incurred during the year ended December 31, 2014 from the sale of our Utica Shale oil and natural gas properties, as well as the $8.4 million gain recognized from the sale of Blackhawk. Please read "—Reconciliation of Adjusted EBITDA to Net Income by Segment" for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

  Reconciliation of Adjusted EBITDA to Net Income by Segment

        The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated. We believe the presentation of Adjusted EBITDA that includes the proportionate share of DD&A and interest expense for our Rhino Eastern joint venture incurred in prior periods prior to the dissolution of this joint venture in January 2015is appropriate since our portion of Rhino Eastern's net income that was recognized as a single line item in our financial statements was affected by these expense items. Since we do not reflect these proportionate expense items of DD&A and interest expense in our consolidated financial statements, we believe that the adjustment for these expense items in the Adjusted EBITDA calculation is more representative of how we review our results and also provides investors with additional information that they can use to evaluate our results. Adjusted EBITDA also excludes the effect of certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments' operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate

Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies.

Year ended December 31, 2015	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(14.2)	$(20.5)	$(4.5)	$(13.8)	$(2.9)	$(55.9)
Plus:
DD&A	12.7	7.6	6.3	5.9	0.7	33.2
Interest expense	2.0	0.5	0.3	0.6	1.5	5.0

EBITDA from continuing operations†**	$0.5	$(12.4)	$2.1	$(7.3)	$(0.7)	$(17.8)

Plus: Non-cash asset impairment and other non-cash charges***	1.2	28.2	—	—	2.7	32.1

Adjusted EBITDA from continuing operations†	1.7	15.8	2.1	(7.3)	2.0	14.3

Net income from discontinued operations	—	—	—	—	—	0.7

Adjusted EBITDA†	$1.7	$15.8	$2.1	$(7.3)	$2.0	$15.0

Year ended December 31, 2014	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Eastern Met*	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(33.0)	$2.1	$(22.8)	$(6.4)	$(12.1)	$(9.1)	$(81.3)
Plus:
DD&A	20.2	7.6	6.0	2.3	—	1.1	37.2
Interest expense	2.0	0.5	0.3	0.3	—	2.6	5.7

EBITDA from continuing operations†**	$(10.8)	$10.2	$(16.5)	$(3.8)	$(12.1)	$(5.4)	$(38.4)

Plus: Rhino Eastern DD&A-51%	—	—	—	—	1.0	—	1.0
Plus: Rhino Eastern interest expense-51%	—	—	—	—	—	—	—
Plus: Non-cash asset impairment and other non-cash charges***	16.0	0.2	22.6	—	5.9	8.2	52.9

Adjusted EBITDA from continuing operations†	5.2	10.4	6.1	(3.8)	(5.2)	2.8	15.5

Net income from discontinued operations	—	—	—	—	—	—	130.3

Adjusted EBITDA†	$5.2	$10.4	$6.1	$(3.8)	$(5.2)	$2.8	$145.8

*
Included our 51% equity interest in the results of the joint venture before it was dissolved in January 2015, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager.

†
Calculated based on actual amounts and not the rounded amounts presented in this table.

**
Totals may not foot due to rounding

***
For the total $32.1 million of non-cash charges incurred during the year ended December 31, 2015, approximately $31.6 million related to asset impairment and related charges associated with our various mining properties and other assets that were evaluated for impairment and reduced to our estimate of fair value during the fourth quarter of 2015. Please see our more detailed discussion of these asset impairment and related charges that is included earlier in this section. During the year ended December 31, 2015, we also incurred other non-cash charges that included an approximate

  $0.5 million charge for accounts receivable allowances for certain customers in Central Appalachia. A summary of these charges is detailed in the table below:

Year ended December 31, 2015	Central Appalachia	Northern Appalachia	Other	Total
	(in millions)
Asset impairment and related charges	$0.7	$28.2	$2.7	$31.6
Allowance for bad debt	0.5	—	—	0.5

Total	$1.2	$28.2	$2.7	$32.1

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

	For the Year Ended December 31,
	2015	2014
	(in millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$14.2	$21.2
Plus:
Gain on sale of assets	1.0	130.6
Amortization of deferred revenue	3.8	1.7
Amortization of actuarial gain	0.8	0.4
Interest expense	5.0	5.7
Equity in net income of unconsolidated affiliates	0.3	—
Less:
Decrease in net operating assets	5.4	4.6
Accretion on interest-free debt	0.1	—
Amortization of advance royalties	0.8	0.4
Amortization of debt issuance costs	1.4	2.1
Increase in provision for doubtful accounts	0.5	0.7
Equity-based compensation	—	0.3
Loss on asset impairments	31.6	45.3
Loss on retirement of advance royalties	0.1	0.3
Accretion on asset retirement obligations	2.1	2.3
Equity in net loss of unconsolidated affiliate	—	11.7
Distributions from unconsolidated affiliate	0.2	—

EBITDA	(17.1)	91.9

Plus: Rhino Eastern DD&A-51%	—	1.0
Plus: Non-cash bad debt expense	0.5	—
Plus: Impairment of Rhino Eastern joint venture	—	5.9
Plus: Non-cash write-off of mining equipment and asset impairment	31.6	47.0

Adjusted EBITDA	15.0	145.8

Less: Net income from discontinued operations	(0.7)	(130.3)

Adjusted EBITDA from continuing operations	$14.3	$15.5

Liquidity and Capital Resources

  Liquidity

        Our principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of December 31, 2015, our available liquidity was $1.2 million, including cash on hand of $0.1 million and $1.1 million available under our credit facility.

        Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in developing and mining our reserves, as well as complying with applicable environmental and mine safety laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Historically, our sources of liquidity included cash generated by our operations, borrowings under our credit agreement and issuances of equity securities. Our ability to access the capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices and other macroeconomic factors outside of our control. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern.

        As we have been unable to extend the expiration date of our amended and restated credit agreement, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2015. The presence of the going concern emphasis paragraph in our auditors' report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

        On March 17, 2016, our Operating Company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into an amendment (the "Fourth Amendment") of our Amended and Restated Credit Agreement, dated July 29, 2011, as amended by the first, second and third amendments thereto, with PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the lenders party thereto (the "Amended and Restated Credit Agreement"). The Fourth Amendment amends the definition of change of control in the Amended and Restated Credit Agreement to permit Royal to purchase the membership interests of the General Partner and sets the expiration date of the facility at July 2016. The Fourth Amendment reduces the borrowing capacity under the credit facility to a maximum of $80 million and reduces the amount available for letters of credit to $30 million. The Fourth Amendment eliminates the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminates the capability to make Swing Loans under the facility and eliminates our ability to pay distributions to our common or subordinated unitholders. The Fourth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment requires us to maintain minimum liquidity of $5 million and minimum EBITDA, calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve month basis. The Fourth Amendment requires us to provide monthly financial statements and a weekly rolling thirteen week cash flow forecast to the Administrative Agent.

        Since the Fourth Amendment set the expiration date of the amended and restated senior secured credit facility to July 2016, we determined that our credit facility debt liability of $41.2 million at December 31, 2015 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such transactions on terms acceptable to us or at all. Since our credit facility has an expiration date of July 2016, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility. For more information about our credit facility and the third amendment, please read "—Amended and Restated Credit Agreement."

        In order to borrow under our amended and restated credit facility, we must make certain representations and warranties to our lenders at the time of each borrowing. If we are unable to make these representations and warranties, we would be unable to borrow under our amended and restated credit facility, absent a waiver. Furthermore, if we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. Given the continued weak demand and low prices for met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver.

        We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations. For the quarter ended December 31, 2015, we continued the suspension of the cash distribution for our common units, which was initially suspended beginning with the quarter ended June 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters' distribution levels were lower than the previous quarters' distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

        Please read "—Capital Expenditures" for a further discussion of the impact on liquidity.

  Cash Flows

        Net cash provided by operating activities was $14.2 million for the year ended December 31, 2015 as compared to $21.2 million for the year ended December 31, 2014. This decrease in cash provided by operating activities was primarily the result of lower net income from continuing operations, which resulted from decreased tons of coal sold and coal revenue.

        Net cash provided by investing activities was $2.0 million for the year ended December 31, 2015 as compared $116.7 million for the year ended December 31, 2014. The decrease in cash provided by investing activities was primarily due to the proceeds received from the sale of our Utica Shale oil and natural gas assets during the year ended December 31, 2014.

        Net cash used in financing activities for the year ended December 31, 2015 was $16.7 million, which was primarily attributable to repayments on debt during this period with the proceeds from various asset sales. Net cash used in financing activities for the year ended December 31, 2014 was $137.7 million, which was primarily attributable to repayments on debt during this period with the proceeds from the Utica Shale oil and natural gas property sale, along with distributions paid to unitholders.

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

        Actual maintenance capital expenditures for the year ended December 31, 2015 were approximately $4.6 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2015 were approximately $8.6 million, which were primarily related to the development of our new Riveredge mine on our Pennyrile property in western Kentucky. For the year ending December 31, 2016, we have budgeted $6 million to $8 million for maintenance capital expenditures. We expect a minimal amount of 2016 expansion capital expenditures since we have completed the development of the Pennyrile mine and we currently do not anticipate developing any of our other internal projects in 2016 due to the current weak coal market conditions.

  Amended and Restated Credit Agreement

        On July 29, 2011, we executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of participating lenders. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April 2015 the amended and restated credit facility was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016, the borrowing commitment under the facility was further reduced to $80.0 million and the amount available for letters of credit was reduced to $30.0 million.

        Based on the March 2016 amendment, loans under the credit agreement bear interest at a base rate equaling the prime rate plus an applicable margin of 3.50%. The credit agreement also contains letter of credit fees equal to an applicable margin of 5.00% multiplied by the aggregate amount available to be drawn on the letters of credit, and a 0.15% fronting fee payable to the administrative agent. In addition, we incur a commitment fee on the unused portion of the credit agreement at a rate of 1.00% per annum. Borrowings on the line of credit are collateralized by all of our unsecured assets.

        Our amended and restated credit agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the year ended December 31, 2015, we are in compliance with respect to all covenants contained in the credit agreement. The expiration date of the credit agreement is July 2016.

        In April 2015, we entered into a third amendment of our amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension was contingent upon (i) our leverage ratio being less than or equal to 2.75 to 1.0 and (ii) our having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016. If both of these conditions were not satisfied for one of such quarters, the expiration date of the amended and restated credit agreement would revert to July 2016. As of December 31, 2015, we did not satisfy the conditions for the extension of our credit facility as our leverage ratio was 3.2 to 1.0 and our liquidity was approximately $1.1 million. In March 2016, we amended our amended and restated senior secured credit facility where the expiration date was set to July 2016. We are working with our creditors to extend the amended and restated credit agreement to December 2017. Since our credit facility has an expiration date of July 2016, we determined that our credit facility debt liability of $41.2 million at December 31, 2015 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility with a potential five-year term. However, we may be unable to complete such transactions on terms acceptable to us or at all. Since our credit facility has an expiration date of July 2016, we will have to secure alternative financing to replace our credit facility by the expiration date of July 2016 in order to continue our normal business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business.

        On March 17, 2016, our operating company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into an amendment (the "Fourth Amendment") of our amended and restated credit agreement, dated July 29, 2011, as amended by the first, second and third amendments thereto, with PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the lenders party thereto. The Fourth Amendment amends the definition of change of control in the amended and restated credit agreement to permit Royal to purchase the membership interests of our general partner. The Fourth Amendment reduces the borrowing capacity under the credit facility to a maximum of $80 million and reduces the amount available for letters of credit to $30 million. The Fourth Amendment eliminates the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminates the capability to make Swing Loans under the facility and eliminates our ability to pay distributions to our common or subordinated unitholders. The Fourth

Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment requires us to maintain minimum liquidity of $5 million and minimum EBITDA, calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve month basis. The Fourth Amendment requires us to provide monthly financial statements and a weekly rolling thirteen week cash flow forecast to the Administrative Agent.

        At December 31, 2015, $36.0 million was outstanding under the facility at a variable interest rate of LIBOR plus 4.50% (4.70% at December 31, 2015) and an additional $5.2 million at a variable interest rate of PRIME plus 3.50% (7.00% at December 31, 2015). In addition, we had outstanding letters of credit of approximately $27.4 million at a fixed interest rate of 4.50% at December 31, 2015. Based upon a maximum borrowing capacity of 3.25 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), we had not used $1.1 million of the borrowing availability at December 31, 2015. During the three month period ended December 31, 2015, we had average borrowings outstanding of approximately $47.9 million under our credit agreement.

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

        As of December 31, 2015, we had $27.4 million in letters of credit outstanding, of which $22.4 million served as collateral for approximately $58.5 million in our surety bonds outstanding that secure the performance of our reclamation obligations.

Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Long-term debt obligations (including interest)(1)	44,074	$41,479	$498	$569	$1,528
Asset retirement obligations	23,747	767	5,803	1,612	15,565
Operating lease obligations(2)	4,909	3,664	1,245	—	—
Advance royalties(3)	25,498	2,824	4,902	4,992	12,780
Retiree medical obligations	45	45	—	—	—

Total	$98,273	$48,779	$12,448	$7,173	$29,873

(1)
Assumes a current LIBOR of 0.20% plus the applicable margin for all periods.

(2)
Some of our surface mining equipment and a coal handling and loading facility are categorized as operating leases. These leases have maturity dates ranging from three to five years.

(3)
We have obligations on various coal and land leases to prepay certain amounts which are recoupable in future years when mining occurs

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Nevertheless, actual results may differ from the estimates used and judgments made. Note 2 to the consolidated financial statements included elsewhere in this report provides a summary of all significant accounting policies and refer to Note 13 for information on our postretirement plan. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.

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

        In May 2008, we entered into a joint venture, Rhino Eastern, with an affiliate of Patriot to acquire the Rhino Eastern mining complex. To initially capitalize the Rhino Eastern joint venture, we contributed approximately $16.1 million for a 51% ownership interest in the joint venture, and we accounted for the investment in the joint venture and its results of operations under the equity method. We considered the operations of this entity to comprise a reporting segment ("Eastern Met") and have provided supplemental detail related to this operation in Note 21 to the consolidated financial statements that are included elsewhere in this report.

        In determining that we were not the primary beneficiary of the variable interest entity for the year ended December 31, 2014, we performed a qualitative and quantitative analysis based on the controlling economic interests of the Rhino Eastern joint venture. This included an analysis of the expected economic contributions of the joint venture. We concluded that we were not the primary beneficiary of the joint venture primarily because of certain contractual arrangements by the joint venture with Patriot and the fact that the Rhino Eastern joint venture was managed by a committee of an equal number of representatives from Patriot and us. Mandatory pro rata additional contributions not to exceed $10 million in the aggregate could have been required of the joint venture partners, which we would have been obligated to fund based upon our 51% ownership interest.

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

        As of December 31, 2014, we recorded our equity method investment of $13.2 million in the Rhino Eastern joint venture as a long-term asset. As a result of the dissolution of the Rhino Eastern joint venture, we eliminated the amount recorded as our equity method investment in the Rhino Eastern joint venture during the first quarter of 2015. We recorded an approximate $5.9 million impairment charge as of December 31, 2014 related to our equity investment in Rhino Eastern based upon the fair value of the assets we received and liabilities assumed in the dissolution compared to the amount recorded as our equity method investment in the Rhino Eastern joint venture. During the year ended December 31, 2014, we made capital contributions to the Rhino Eastern joint venture of approximately $4.8 million based upon our proportionate ownership percentage.

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

        As the prolonged weakness in the U.S. coal markets continued during 2015, we performed a comprehensive review during the fourth quarter of 2015 of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in its strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to our operations deteriorated in the fourth quarter of 2015. We recorded approximately $31.1 million of total asset impairment and related charges for our property, plant and equipment for the year ended December 31, 2015. Refer to Note 6 to the consolidated financial statements that are included elsewhere in this report for more information on the property, plant and equipment asset impairment losses recorded for the year ended December 31, 2015. We also recorded approximately $0.5 million of asset impairment charges for intangible assets for the year ended December 31, 2015. Refer to Note 7 to the consolidated financial statements that are included elsewhere in this report for more information on the intangible asset impairment losses recorded for the year ended December 31, 2015.

        Due to the prolonged weakness in the U.S. coal markets and the dim prospects for an upturn in the coal markets in the near term, in the fourth quarter of 2014, we performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in our strategic plans, market conditions or other factors. We recorded approximately $45.3 million of impairment and related charges for the year ended December 31, 2014. Refer to Note 6 to the consolidated financial statements that are included elsewhere in this report for more information on the asset impairment losses recorded for the year ended December 31, 2014.

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

        The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow, and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2015 were calculated with discount rates that ranged from 2.9% to 5.9%. Changes in the asset retirement obligations for the year ended December 31, 2014 were calculated with discount rates that ranged from 1.6% to 5.3%. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2015 and 2014.

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

Revenue Recognition

        Most of our revenues are generated under supply contracts with electric utilities, industrial companies or other coal-related organizations, primarily in the United States. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the supply contract. Under the typical terms of these contracts, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments are deferred and recognized in revenue as coal is shipped and title has passed.

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

Recent Accounting Pronouncements

        Refer to Item 8. Note 2 of the notes to the consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Registrant is a smaller reporting company and is not required to provide this information.

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-54 of this report and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)    Disclosure Controls and Procedures.

        During the quarter ended June 30, 2015, we determined that we had a material weakness in internal control over financial reporting related to the precision of review and application of technical accounting principles over the calculation of net income/(loss) per common unit and subordinated unit during the years ended December 31, 2014 and 2013 (as described below). During the quarter ended September 30, 2015, management implemented additional steps in the preparation and review process of the calculation of net income/(loss) per common unit and subordinated unit to remediate the material weakness. Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report, which included the additional procedures implemented to remediate the material weakness. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2015 at the reasonable assurance level. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        As described above, our management determined that we had a material weakness in internal control over financial reporting related to the precision of review and application of technical accounting principles over the calculation of net income/(loss) per common unit and subordinated unit. During the quarter ended September 30, 2015, management implemented additional steps in the preparation and review process of the calculation of net income/(loss) per common unit and subordinated unit to remediate the material weakness. Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, which included the additional procedures implemented to remediate the material weakness, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

  (c)    Changes in Internal Control Over Financial Reporting.

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

        During the quarter ended September 30, 2015, management implemented additional steps in the preparation and review process of the calculation of net income/(loss) per common and subordinated unit, which were subsequently performed in the quarter ended December 31, 2015. Management has determined these additional steps are sufficient in remediating the material weakness in internal control over financial reporting.

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

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Management of Rhino Resource Partners LP

        We are managed and operated by the board of directors and executive officers of our general partner, Rhino GP LLC. Employees of our general partner devote substantially all of their time and effort to our business. As a result of owning our general partner, as of March 17, 2016, Royal, as the owner of our general partner, has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain fiduciary duties to our unitholders as well as a fiduciary duty to its owners. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse.

        During 2015 and until March 17, 2016, our general partner had eight directors, three of whom, Messrs. Plaumann, Lambert and Tompkins were determined by the board of directors of our general partner to have been independent as defined under the independence standards established by the NYSE and the Exchange Act.

        As of March 21, 2016, our general partner's board of directors has nine directors, three of whom, Messrs. Thompson, Hanig and Tompkins are independent as defined under the independence standards established by the NYSE and the Exchange Act. The NYSE does not require a publicly traded limited partnership, like us, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of its members are required to be independent as defined by the NYSE and the Exchange Act.

        When evaluating a candidate's suitability for a position on the board, the owner of our general partner assesses whether such candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board's ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

Executive Officers and Directors

        The following table shows information for the executive officers and directors of our general partner from January 1, 2015 to December 31, 2015, as well as certain information on the executive officers and directors of our general partner from March 17, 2016 to present:

Name	Age (as of 12/31/2015)	Position With Our General Partner
Mark D. Zand(1)*	62	Chairman of the Board of Directors
William Tuorto(2)***	46	Chairman of the Board of Directors
Joseph E. Funk	55	President, Chief Executive Officer and Director
Richard A. Boone	61	Executive Vice President and Chief Financial Officer
Reford C. Hunt	42	Senior Vice President of Business Development
Whitney C. Kegley	40	Vice President, Secretary and General Counsel
Brian T. Aug	44	Vice President of Sales
Arthur H. Amron(1)*	59	Director
Kenneth A. Rubin(1)*	61	Director
Philip Braunstein(1)*	32	Director
Mark L. Plaumann(1)**	60	Director
Douglas Lambert(1)**	58	Director
James F. Tompkins**	67	Director
Ronald Phillips(2)***	49	Director
Ian Ganzer(2)***	31	Director
Douglas Holsted(2)***	55	Director
Brian Hughs(2)***	38	Director
Michael Thompson(2)**	46	Director
David Hanig(2)**	40	Director

(1)
Subsequent to the consummation of the acquisition of our general partner by Royal Energy Resources, Inc. from Wexford Capital, these individuals submitted their resignations as board members on and effective as of March 17, 2016.

(2)
Subsequent to the foregoing resignations, on and effective as of March 17, 2016, Royal as owner of our general partner appointed each of these individuals to the board of directors of our general partner.

*
Principal of Wexford Capital.

**
Independent director.

***
Officers of Royal Energy Resources, Inc.

        Mark D. Zand.    Mr. Zand served as the Chairman of our general partner's board of directors from November 2014 until his resignation on March 17, 2016. From October 2013 to November 2014, Mr. Zand served as a director of our general partner's board of directors. From January 2010 to October 2013, Mr. Zand served as the Chairman of our general partner's board of directors and Mr. Zand served as a member of our general partner's compensation committee from January 2010 until his resignation. He is a partner of Wexford Capital. Mr. Zand joined Wexford Capital in 1996 and became a partner in 2001. He is involved in fixed income and distressed securities research and trading, and in public and private equity investing. Mr. Zand has been actively involved with Wexford Capital's coal investments since its inception. Mr. Zand was selected to serve as a director due to his in-depth knowledge of our business, including our strategies, operations, finances and markets, as well as his significant knowledge of the coal industry. Since our inception, Mr. Zand was an integral part of our growth and expansion. In addition, he has served on the boards and creditors' committees of a number of private companies.

        William Tuorto.    Mr. Tuorto has served as the Chairman of our general partner's board of directors since March 17, 2016. Mr. Tuorto is the Chairman and Chief Executive Officer of Royal and has been providing legal, financial, and consulting services to public companies for over 19 years. Privately, Mr. Tuorto is an investor and entrepreneur, with holdings in a wide-range portfolio of energy, technology, real estate and hospitality. Mr. Tuorto was awarded a Bachelor of Arts degree from The Citadel in 1991, graduating with honors, and distinguished nominee of the Fulbright Fellowship and Rhodes Scholarship. Mr. Tuorto received his Juris Doctor from the University of South Carolina School of Law in 1995. Mr. Tuorto was selected to serve as a director due to his in-depth business knowledge and investment experience.

        Joseph E. Funk.    Mr. Funk has served as President and Chief Executive Officer of our general partner since November 2014 and has served as a director of our general partner since April 2015. From July 2011 to November 2014, Mr. Funk served as the President of our Elk Horn coal leasing operation, which was acquired in July 2011. Prior to our acquisition of Elk Horn, Mr. Funk served as Executive Vice President of The Elk Horn Coal Company since joining that organization in 2010. From 2007 to 2010, Mr. Funk served as Chief Financial Officer at BD Acquisition LLC, a coal mining company with operations in eastern Kentucky, which emerged from its predecessor, Black Diamond Mining Company, where Mr. Funk served as a senior financial executive. Mr. Funk is a Certified Public Accountant. Mr. Funk was selected to serve as a director due to his experience with us and his approximately 30 years of experience in the coal industry.

        Richard A. Boone.    Mr. Boone has served as Executive Vice President and Chief Financial Officer of our general partner since June 2014. Prior to June 2014, Mr. Boone served as Senior Vice President and Chief Financial Officer of our general partner since May 2010, and as Senior Vice President and Chief Financial Officer of Rhino Energy LLC since February 2005. Prior to joining Rhino Energy LLC, he served as Vice President and Corporate Controller of PinnOak Resources, LLC, a coal producer serving the steel making industry, since 2003. Prior to joining PinnOak Resources, LLC, he served as Vice President, Treasurer and Corporate Controller of Horizon Natural Resources Company, a producer of steam and metallurgical coal, since 1998. In total, Mr. Boone has approximately 35 years of experience in the coal industry.

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

        Philip Braunstein.    Mr. Braunstein served as a director of our general partner from April 2015 until his resignation on March 17, 2016. Mr. Braunstein is the Vice President of Wexford Capital, which he joined in 2007. Mr. Braunstein is responsible for overseeing the acquisition, management and disposition of many of Wexford Capital's private equity investments across a number of sectors and has served on the boards of private companies in which Wexford Capital has held investments. Mr. Braunstein holds a B.S. in Applied Economics and Management from Cornell University. Mr. Braunstein was selected to serve as a director due to his significant experience in overseeing private equity investments and his knowledge across various industries and businesses.

        Arthur H. Amron.    Mr. Amron served as a director of our general partner from January 2010 until his resignation on March 17, 2016. He joined Wexford Capital as General Counsel in 1994 and became a partner in 1999. Mr. Amron is responsible for legal and securities compliance and actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas. Mr. Amron was selected to serve as a director due to his experience with us, his background as a corporate and transactional lawyer and his familiarity with mergers and acquisitions transactions, public offerings, financings, and other capital markets and financial transactions. In his capacity as Wexford Capital's General Counsel, Mr. Amron was involved with us since our formation and was familiar with many of the transactions we had undertaken. In addition, Mr. Amron has served on the boards of other public and private companies in which Wexford Capital has invested.

        Kenneth A. Rubin.    Mr. Rubin served as a director of our general partner from January 2010 until his resignation on March 17, 2016. Mr. Rubin also served as a member of our general partner's compensation committee from July 2014 until his resignation. He joined Wexford Capital in 1996 and became a partner in 2001 and serves as the portfolio manager of the Wexford Global Strategies Fund. Mr. Rubin focuses on investment grade and government fixed income investments. Mr. Rubin was selected to serve as a director due to his long-term experience in the capital and investment markets. Mr. Rubin has been on the boards of public and private companies.

        Mark L. Plaumann.    Mr. Plaumann served as a director of our general partner, as the chair of our general partner's audit committee and as a member of our general partner's conflicts committee from October 2010 until his resignation on March 17, 2016. He is currently a Managing Member of Greyhawke Capital Advisors LLC, or Greyhawke, which he co-founded in 1998. Prior to founding Greyhawke, Mr. Plaumann was a Senior Vice President of Wexford Capital. Mr. Plaumann was formerly a Managing Director of Alvarez & Marsal, Inc. and the President of American Healthcare Management, Inc. He also earned the position of Senior Manager at Ernst & Young LLP. Mr. Plaumann holds an M.B.A. and a B.A. in Business from the University of Central Florida. Mr. Plaumann served as a director and audit committee chairman for ICx Technologies, Inc. until October 2010 and served as audit committee chairman of Republic Airways Holdings, Inc. until February 2014. Mr. Plaumann currently serves as a director and audit committee member of Republic Airways Holdings, Inc., and serves as director and audit committee chairman of Diamondback

Energy, Inc., as well as a director of one private company. Mr. Plaumann was selected to serve as a director of our general partner due to his significant financial and audit expertise.

        Douglas Lambert.    Mr. Lambert served as a director of our general partner and as a member of our general partner's audit committee and conflicts committee from October 2010 until his resignation on March 17, 2016. He is presently a Managing Director with Alvarez & Marsal Inc., a position he has held since November 2006, and had previously served as Chief Executive Officer of Legacy Asset Management Company, a wholly-owned subsidiary of Lehman Brothers Holdings, Inc. Mr. Lambert has been a director of Republic Airways Holdings, Inc., an airline holding company, since 2001. From 1994 to 2003, Mr. Lambert was a Senior Vice President of Wexford Capital. From 1983 to 1994, Mr. Lambert held various financial positions with Integrated Resources, Inc.'s Equipment Leasing Group, including Treasurer and Chief Financial Officer. Mr. Lambert is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Lambert was chosen to serve as a director due to his strong and diverse financial and operational background in a variety of different businesses and industries.

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

        Ronald Phillips.    Mr. Phillips has served as a director of our general partner since March 17, 2016. Mr. Phillips is the President and Secretary of Royal and is currently the Vice President at World Business Lenders, a private lending institution based in New York City. Mr. Phillips previously ran the DKR Capital Event Driven Fund in Stamford, Connecticut. Mr. Phillips received his Bachelor of Arts from Brown University in 1989 and his Juris Doctor from Stanford Law School in 1992. Mr. Phillips was selected to serve as a director due to his in-depth business knowledge and investment experience.

        Ian Ganzer.    Mr. Ganzer has served as a director of our general partner since March 17, 2016. Mr. Ganzer is the Chief Operating Officer of Royal. Mr. Ganzer was one of the prior owners of Blue Grove Coal, prior to its sale to Royal, as well as GS Energy. Mr. Ganzer has spent the past eight years permitting, developing, and managing the GS Energy mine. Mr. Ganzer holds a Bachelor of Arts from Emory University where he studied Economics with a concentration in finance. Mr. Ganzer was selected to serve as a director due to his in-depth knowledge and operating experience in the coal industry.

        Douglas Holsted.    Mr. Holsted has served as a director of our general partner since March 17, 2016. Mr. Holsted is the Chief Financial Officer of Royal and the owner of Cox, Holsted & Associates, PC, of Oklahoma City, Oklahoma. He brings more than 25 years' experience in the public sector, overseeing all audit, review, tax and SEC compliance and business evaluations for Royal. Mr. Holsted received his BS in accounting from the University of Central Oklahoma and a Master of Taxation from DePaul University. Mr. Holsted was selected to serve as a director due to his in-depth business knowledge and financial experience.

        Brian Hughs.    Mr. Hughs has served as a director of our general partner since March 17, 2016. Mr. Hughs is the Vice President and a Director of Royal. Mr. Hughs has been in the private sector as a business owner and entrepreneur since 2001. Through Mr. Hughs' familial involvement in the exploration and production of oil and gas in northern Texas, he brings specialized knowledge and expertise in this field of prospective investments. Mr. Hughs was selected to serve as a director due to his in-depth business knowledge and investment experience.

        Michael Thompson.    Mr. Thompson has served as a director of our general partner since March 17, 2016. Mr. Thompson is serving as an independent member of the board of directors of the General Partner and has been named to the audit and conflicts committee of the board of directors of the General Partner. Mr. Thompson manages the WW Strategic Business Development team for HP Incorporated's Managed Services organization. Mr. Thompson is responsible for incubation and initial traction for these businesses and partnerships. Mr. Thompson received a Bachelor's of Arts from Brigham Young University, studying Japanese and Business Management. Prior to HP, Mr. Thompson managed his own consulting business for 12 years and was the president of two publicly-traded oil and gas companies. Mr. Thompson worked for Micron with roles as Director of Commercial Sales, International Operations, and President of Micron Asia. Mr. Thompson was selected to serve as a director due to his in-depth business knowledge and experience.

        David Hanig.    Mr. Hanig has served as a director of our general partner since March 17, 2016. Mr. Hanig is serving as an independent member of the board of directors of the General Partner and has been named to the audit and conflicts committee of the board of directors of the General Partner. Mr. Hanig is a managing director at R.W. Pressprich & Co. Mr. Hanig is involved in institutional sales focused on distressed, convertibles, bank loans and reorganization equities. Mr. Hanig was selected to serve as a director due to his in-depth business knowledge and experience.

Director Independence

        The board of directors of our general partners has determined that each of Messrs. Thompson, Hanig and Tompkins are independent as defined under the independence standards established by the NYSE and the Exchange Act. Because we are a limited partnership, we are exempt under the rules of the NYSE from the requirement to have a majority of independent directors, as well as a compensation and nominating or corporate governance committee.

Meetings; Committees of the Board of Directors

        The board of directors of our general partner held quarterly meetings during the year ended December 31, 2015. All of the directors serving during 2015 attended each meeting. The board of directors of our general partner has an audit committee, a conflicts committee and, although not required by the NYSE, a compensation committee.

  Audit Committee

        The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Thompson, Hanig and Tompkins, all of whom are independent. Our audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at http://www.rhinolp.com. This committee oversees, reviews, acts on and reports to our board of directors of our general partner on various auditing and accounting matters, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements.

  Compensation Committee

        The compensation committee of our general partner consists of Messrs. Tuorto and Funk and operates pursuant to a written charter. This committee establishes salaries, incentives and other forms of compensation for officers and other employees. The compensation committee also administers our incentive compensation and benefit plans. Because we are exempt under the rules of the NYSE from the requirement to have a compensation committee, our compensation committee is not required to consist of independent directors.

  Conflicts Committee

        Messrs. Thompson, Hanig and Tompkins serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determine to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be directors, officers or employees of our general partner or any person controlling our general partner and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2015, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as described below.

        The Form 4 reports relating to the vesting of phantom unit award grants to Messrs. Boone, Hunt, Funk and Aug as well as Ms. Kegley on February 27, 2015, were filed after the applicable due date. The Form 4 reports relating to the granting of phantom unit award grants to Messrs. Boone, Hunt and Aug as well as Ms. Kegley on February 27, 2015, were filed after the applicable due date.

Item 11.    Executive Compensation

Introduction

        For 2015, we have transitioned to a smaller reporting company filer status due to the reduction in our market capitalization. Due to the change in filer status, our required disclosures related to executive compensation have been reduced compared to prior years. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures with respect to our named executive officers. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers

        Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf. The compensation committee of the board of directors of our general partner determines the compensation of the directors and officers of our general partner, including its named executive officers. The compensation payable to the officers of our general partner is paid by our general partner and reimbursed by us on a dollar-for-dollar basis.

        In 2015, the named executive officers of our general partner were:

  •
  Joseph E. Funk—President, Chief Executive Officer and Director;

  •
  Richard A. Boone—Executive Vice President and Chief Financial Officer; and

  •
  Reford C. Hunt—Senior Vice President of Business Development.

        With respect to the compensation disclosures and the tables that follow, these individuals are referred to as the "named executive officers."

Summary Compensation Table

        The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan ($)(2)	Unit Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Joseph E. Funk	2015	365,001	—	121,000	—	11,546	497,547
President, Chief Executive Officer and Director	2014	228,829	100,000	—	24,994	11,272	365,095
Richard A. Boone	2015	315,000	27,500	—	12,500	12,800	367,800
Executive Vice President and Chief Financial Officer	2014	315,000	25,000	—	45,002	12,169	397,171
Reford C. Hunt	2015	268,038	17,500	—	10,000	14,867	310,405
Senior Vice President of Business Development	2014	251,154	19,000	—	17,006	14,220	301,380

(1)
The bonus amount reflects the annual cash bonus awarded to each of the named executive officers per the terms of their employment agreements, which are described further below.

(2)
The non-equity incentive plan amount consists of Mr. Funk's annual cash amount awarded based upon his employment agreement that entitles him to receive an annual bonus calculated as 1% of our annual "EBITDA" (as defined in Mr. Funk's employment agreement).

(3)
The amounts reported in the "Unit Awards" column reflect the aggregate grant date fair value of phantom unit awards granted under the Rhino Long-Term Incentive Plan (the "LTIP"), computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(4)
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

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan
Joseph E. Funk	$946	$10,600
Richard A. Boone	2,200	10,600
Reford C. Hunt	4,267	10,600

Narrative Discussion of Summary Compensation Table

Employment Agreements

        We have entered into employment agreements with each of the named executive officers. Our employment agreements typically provide for a three-year term, which may be terminated earlier in accordance with the terms of the applicable agreement or extended by mutual agreement of the parties. Although our annual bonus program is ultimately a discretionary bonus program, the named executive officers' employment agreements set forth guidelines and general target amounts for each executive.

        Effective November 2014, we entered into an employment agreement with Mr. Funk in connection with his appointment as President and Chief Executive Officer. Mr. Funk's employment agreement provides for an employment term that ends on December 31, 2017 (unless earlier terminated as provided in the agreement or by the mutual agreement of the parties) and an annual base salary of $365,000 per year, which does not change for the duration of his employment agreement. Mr. Funk's employment agreement also entitles him to receive an annual bonus calculated as 1% of our annual "EBITDA" (as defined in Mr. Funk's employment agreement). For 2014, Mr. Funk earned an annual bonus that consists of (i) for January 1, 2014 through November 13, 2014, an amount equal to the bonus paid to Mr. Funk for 2013 pro-rated for such period and (ii) for November 14, 2014 through December 31, 2014, an amount equal to 1% of our estimated EBITDA for 2014 pro-rated for such period. Mr. Funk's bonus for the 2015 year was based on the full calendar year.

        Effective June 1, 2014, we entered into an amended and restated employment agreement with Mr. Boone, which is substantially similar to his prior agreement. The amendment and restatement of Mr. Boone's employment agreement maintains his annual base salary at $315,000 per year with annual reviews for potential salary increases, extends his employment term to May 31, 2016 and increases his annual performance-based discretionary bonus to up to 100% of his base salary, but otherwise does not materially alter the terms of his prior agreement.

        Effective August 31, 2014, we entered into an amended and restated employment agreement with Mr. Hunt, which is substantially similar to his prior agreement. The amendment and restatement of Mr. Hunt's employment agreement extends his employment term to August 31, 2017, increases his annual base salary to $265,000 per year, provides for an automatic annual base salary increase of $10,000 every September 1 during the employment term beginning on September 1, 2015, and changes his title to Senior Vice President of Business Development, but otherwise does not materially alter the terms of his prior agreement. Similar to the terms of his prior agreement, Mr. Hunt is entitled under his amended and restated employment agreement to receive an annual discretionary bonus of up to 40% of his annual base salary.

        The named executive officers are also eligible to participate in our employee benefit programs made available to similarly situated employees. Pursuant to their respective employment agreements, we provide Messrs. Funk, Boone and Hunt with automobiles suitable for their duties and responsibilities to us.

        The severance and change in control benefits provided by the employment agreements with the named executive officers are described below in the section titled "—Potential Payments Upon Termination or Change in Control—Employment Agreements." The employment agreements also contain certain confidentiality, noncompetition, and other restrictive covenants, which are also described in the section titled "—Potential Payments Upon Termination or Change in Control—Employment Agreement."

Phantom Unit Awards

        Certain named executives received discretionary awards of phantom units in 2015 and 2014 in respect of fiscal 2014 and 2013 performance, respectively. These phantom unit awards vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant, so that the phantom units will be 100% vested in early 2018 and 2017, respectively), provided the named executive officer remains an employee continuously from the date of grant through the applicable vesting date. The phantom units will become fully vested upon a change in control or if the named executive officer's employment is terminated due to disability or death. In addition, if the named executive officer's employment is terminated by us without cause or by the executive for good reason, the vesting of those phantom units scheduled to vest in the 12 month period following such termination will be accelerated to the officer's termination date. While a named executive officer holds unvested phantom units, he is entitled to receive DER credits that will be paid in cash upon vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited).

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2015.

	Unit Awards
Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)
Joseph E. Funk	—	$—
Richard A. Boone	8,151	2,364
Reford C. Hunt	5,078	1,473

(1)
The vesting schedule applicable to these outstanding phantom units is described above under "Narrative Discussion of Summary Compensation Table." Approximately one-third of the phantom units granted in 2015 vested on March 1, 2016 and the remaining units will vest in substantially equal installments on March 1, 2017 and March 1, 2018, provided that the named executive officer remains continuously employed through each such vesting date. Approximately one-third of the phantom units granted in 2014 vested on March 1, 2015 and another one-third vested on March 1, 2016. The remaining units will vest on March 1, 2017, provided that the named executive officer remains continuously employed through such vesting date.

(2)
This column represents the closing price of our common units on December 31, 2015 (the last trading day in 2015), which is $0.29, multiplied by the number of phantom units outstanding.

Potential Payments Upon Termination or Change in Control

        We have employment agreements with each of the named executive officers that contain provisions regarding payments to be made to such individuals upon an involuntary termination of their employment by us without "cause" or their resignation for "good reason." The employment agreements are described in greater detail below and in the section above titled "—Compensation Discussion and Analysis—Elements of Compensation—Employment Agreements."

Employment Agreements

        Under the employment agreements with Messrs. Funk, Boone and Hunt, if the employment of the executive is terminated by us for "cause," by the executive voluntarily without "good reason," or due to the executive's "disability," then the executive, as applicable, will be entitled to receive his earned but unpaid base salary, payment with respect to accrued but unpaid vacation days, all benefits accrued and vested under any of our benefit plans, and reimbursement for any properly incurred business expenses (collectively, the "accrued obligations"). In addition to the foregoing, in the event the employment of Mr. Funk or Mr. Boone is terminated by us without "cause" or by the executive for "good reason," the executive shall receive a lump sum cash payment equal to twelve months' worth of his base salary (six months in the case of Mr. Funk), in each case, subject to the executive's timely execution and delivery (and non-revocation) of a release agreement for our benefit. Mr. Funk is also entitled to continue family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of twelve months or the date he becomes covered under a new employer's plan. In the event of the death of Mr. Funk or Mr. Boone, their estate will be entitled to receive the accrued obligations and a pro-rated annual discretionary bonus.

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

        Under the employment agreement with Mr. Hunt, if his employment is terminated by us without "cause" or if Mr. Hunt resigns for "good reason", which such term has the same meaning as described above with respect to the employment agreement with Mr. Boone, Mr. Hunt is entitled to receive a lump sum payment equal to twelve months' worth of his base salary and continued family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of twelve months or the date he becomes covered under a new employer's plan, subject to the executive's timely execution and delivery (and non-revocation) of a release agreement for our benefit. Mr. Hunt is subject to certain confidentiality, non-compete and non-solicitation provisions contained in his employment agreement. The confidentiality covenants are perpetual, while the non-compete covenants apply during the terms of his employment agreements and for one year following termination of employment. The non-solicitation period runs until the end of the six month period following the end of the applicable non-compete period. In the event of the death of Mr. Hunt, his estate will be entitled to receive the accrued obligations and a pro-rated annual discretionary bonus.

        For purposes of the agreements with Mr. Hunt, "cause" means (a) the commission by executive of an act of dishonesty or fraud against us, (b) a breach of the executive's obligations under the employment agreement and failure to cure such breach within ten days after written notice from us, (c) executive is indicted for or convicted of a crime involving moral turpitude or (d) executive materially fails or neglects to diligently perform his duties and "disability".

LTIP Phantom Unit Awards

        Messrs. Boone and Hunt hold outstanding awards of phantom units as previously described in the section above titled "—Narrative Discussion of Summary Compensation Table—Phantom Unit Awards." The vesting of the phantom units will accelerate in full upon a "change of control" or the named executive officer's termination due to death or "disability." In addition, upon a termination of the executive by us without cause or by the executive for a good reason, the vesting of those phantom units scheduled to vest in the 12-month period following such termination will be accelerated to such termination date. For this purpose, "good reason" and "cause" have the meanings set forth in the respective employment agreements of the named executive officers described above. A "change of control" will be deemed to have occurred if: (i) any person or group, other than Wexford Capital, our general partner or an affiliate of either, becomes the owner of more than 50% of the voting power of the voting securities of either us or our general partner; or (ii) upon the sale or other disposition by either us or our general partner of all or substantially all of its assets, whether in a single or series of related transactions, to one or more parties (other than Wexford Capital, our general partner or an affiliate of either). A "disability" is any illness or injury for which the named executive officer will be entitled to benefits under the long-term disability plan of our general partner.

Director Compensation

        We provide compensation to the directors (including our prior directors who are principals of Wexford Capital) of the board of directors of our general partner, including a $20,000 annual base director fee and a grant of that number of common units having a grant date value of approximately $25,000 (based on the preceding 10-day average price per unit), 25% of which vest on the grant date and 75% of which are restricted units that vest one-third on the first day of each of the first three calendar quarters that begin following the grant date (with vesting to be accelerated upon the director's death or disability, if a non-Wexford director, and for all of the directors, on a change of control (as defined in the LTIP)). Distributions made on a restricted unit are held by our general partner (without interest) and vest or are forfeited when the restricted unit vests or is forfeited, as applicable. In addition, the chairs of the audit committee and conflicts committee receive a $15,000 fee, the chair of any other committee (including the compensation committee) receives a $10,000 fee, audit committee and conflicts committee members receive a $10,000 fee and the other committee members receive a

$5,000 fee, for their service in such roles each year. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees, and each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

        The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)	Total ($)
Mark D. Zand(3)	$30,000	$25,000	$—	$55,000
Arthur H. Amron(3)	$20,000	$25,000	$—	$45,000
Philip Braunstein(3)	$10,000	$25,000	$—	$35,000
Joseph M. Jacobs(3)	$10,000	$—	$—	$10,000
Douglas Lambert(4)	$40,000	$25,000	$—	$65,000
Mark L. Plaumann(4)	$50,000	$25,000	$—	$75,000
Kenneth A. Rubin(3)	$25,000	$25,000	$—	$50,000
James F. Tompkins	$40,000	$25,000	$—	$65,000

(1)
Includes annual base director fee, committee membership fees, and committee chair fees for each non-employee director as more fully explained in the preceding paragraphs.

(2)
The amounts reported in the "Unit Awards" column reflect the aggregate grant date fair value of the awards granted under the LTIP in fiscal 2015, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for fiscal 2015 for additional detail regarding assumptions underlying the value of these equity awards. As of December 31, 2015, each director held 22,866 outstanding restricted units.

(3)
Director compensation is paid or granted, as applicable, to these individuals in their capacities as agents for Wexford Capital. Restricted units granted to these individuals under the LTIP are treated for all purposes as grants to Wexford Capital or its assignee, as Wexford Capital may direct or provide, and not to the individual serving as a member of the board on behalf of Wexford Capital or its assignee. Mr. Jacobs resigned and was replaced by Mr. Braunstein as a member of our board of directors in April 2015. The amounts presented in the table above represent the compensation paid to Mr. Jacobs and Mr. Braunstein for the partial year's service they provided as members of our board of directors during 2015.

(4)
Messrs. Lambert and Plaumann have agreed or are obligated to transfer all or a portion of the compensation payable to them for their service on the board of directors of our general partner. Accordingly, as directed by Messrs. Lambert and Plaumann, the restricted units granted in respect of their service in fiscal 2015 were issued to entities in which they hold equity interests rather than to Messrs. Lambert and Plaumann individually.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

        The following table sets forth the beneficial ownership of common units and subordinated units as of March 21, 2016 of Rhino Resource Partners LP for:

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Royal Energy Resources, Inc.(1)	66,769,112	86.8%	9,455,252	76.5%	85.4%
William Tuorto(1)	66,769,112	86.8%	9,455,252	76.5%	85.4%
Brian Hughs	66,769,112	86.8%	9,455,252	76.5%	85.4%
Ronald Phillips	—	—	—	—	—
Ian Ganzer	—	—	—	—	—
Douglas Holsted	—	—	—	—	—
Joseph E. Funk	7,042	*	—	—	*
Richard A. Boone	15,564	*	—	—	*
Reford C. Hunt	—	—	—	—	—
Michael Thompson	—	—	—	—	—
David Hanig	—	—	—	—	—
James F. Tompkins	39,563	*	—	—	*
All executive officers and directors as a group (12 persons)	66,831,281	86.9%	9,455,252	76.5%	85.5%

*
Represents less than 1% of the total.

(1)
66,769,112 common units and 9,455,252 of the subordinated units shown as beneficially owned by each of William Tuorto and Brian Hughs, reflect common units and subordinated units owned of record by Royal Energy Resource, Inc. ("Royal"). Messrs. Tuorto and Hughs serve as directors of Royal and as such may be deemed to share beneficial ownership of the units beneficially owned by Royal, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interests.

Equity Compensation Plan Information

Plan Category	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2015	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2015 (excluding units reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by unitholders(1):
Long-Term Incentive Plan	203,874	n/a(2)	2,024,612

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        On January 21, 2016, a definitive agreement was completed between Royal and Wexford where Royal acquired 6,769,112 of our issued and outstanding common units from Wexford. Pursuant to the definitive agreement, on March 17, 2016, Royal acquired all of the issued and outstanding membership interests of Rhino GP LLC, our general partner, as well as 9,455,252 of our issued and outstanding subordinated units from Wexford. Our general partner owns the general partner interest in us as well as our incentive distribution rights. On March 21, 2016, we issued 60,000,000 common units to Royal in a private placement.

        William Tuorto, Ian Ganzer, Douglas Holsted and Brian Hughs, each a director of our general partner, own an equity interest in Royal. Mr. Tuorto holds all of the Series A Preferred Stock in Royal and a majority of the common stock in Royal. Because of the special voting rights of the Series A Preferred Stock (which is entitled to 54% of the total votes on any matter on which shareholders have a right to vote) of Royal, as of March 23, 2016, Mr. Tuorto controlled 76.4% of the votes on any matter requiring a vote of the Royal shareholders. Messrs. Ganzer, Holsted and Hughs also hold common stock in Royal.

        Prior to the consummation of the sale of our general partner by Wexford, principals of Wexford Capital, including Mark D. Zand, Philip Braunstein, Arthur H. Amron and Kenneth A. Rubin, each a director of our general partner, owned membership interests in our general partner.

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

        During 2015, Wexford received distributions of approximately $0.1 million on the 2.0% general partner interest and approximately $0.5 million on its common units. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2015, we have suspended the cash distribution for our common units. In addition, no distributions were paid on subordinated units during 2015. During 2014, Wexford received distributions of approximately $0.8 million on the 2.0% general partner interest and approximately $10.1 million on its common units. No distributions were paid on subordinated units during 2014.

        Prior to the sale of our general partner by Wexford, from time to time, employees of Wexford performed legal, consulting, and advisory services for us and we incurred expenses related to these services. Please see Note 19 of our consolidated financial statements included elsewhere in this annual report for the amounts paid to Wexford for these services during the years ended December 31, 2015 and 2014.

Agreements with Affiliates

  Registration Rights

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

  Securities Purchase Agreement

        On March 21, 2016, we and Royal entered into a securities purchase agreement (the "Securities Purchase Agreement") pursuant to which we issued 60,000,000 of our common units to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of our board of directors of our general partner determine that we do not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, we have the option to rescind Royal's purchase of 13,333,333 common units and the applicable installment will not be payable (each, a "Rescission Right"). If we fail to exercise a Rescission Right, in each case, we have the option to repurchase 13,333,333 common units at $0.30 per common unit from Royal (each, a "Repurchase Option"). The Repurchase Options terminate on December 31, 2017. Royal's obligation to pay any installment of the promissory note is subject to certain conditions, including that we have entered into an agreement to extend the amended and restated credit agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $0.15.

  Registration Rights Agreement

        Pursuant to the Securities Purchase Agreement, on March 21, 2016, we and Royal entered into a registration rights agreement. The registration rights agreement grants Royal piggyback registration rights under certain circumstances with respect to the common units issued to Royal pursuant to the Securities Purchase Agreement.

Transactions with Affiliates

  Sturgeon Acquisitions LLC

        In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC ("Sturgeon"), with affiliates of Wexford Capital and Gulfport Energy ("Gulfport"). Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United

States. We recorded our proportionate portion of the operating income for this investment during 2015 and 2014 of approximately $0.3 million and $0.4 million, respectively.

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

Policies Relating to Conflicts of Interest

        Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owners. At the same time, our general partner has a contractual duty to manage our partnership in a manner beneficial to us and our unitholders.

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

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services provided by Ernst & Young LLP for 2015 and 2014:

	2015	2014
	(in thousands)
Audit fees(1)	$769	$782
Audit related fees	2	2
Tax fees(2)	—	8

Total	$771	$792

(1)
Expenditures classified as "Audit fees" above include those related to Ernst & Young LLP's audit of our consolidated financial statements and work performed in connection of our Form 10-K/A in 2015 and with our update of our Form S-3 registration statement in 2014.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)  Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

(2)   Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)   Exhibits

EXHIBIT LIST

Exhibit Number		Description
2.1	**	Membership Transfer Agreement between Rhino Eastern JV Holding Company LLC, Rhino Energy WV LLC, and Rhino Eastern LLC dated December 31, 2014, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 7, 2015

3.1		Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2		Third Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2015, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on December 30, 2015

4.1		Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

4.2		Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

10.1	†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.2	†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.3	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are not Principals of Wexford), incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.4	†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are Principals of Wexford), incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

Exhibit Number		Description
10.5	†	Amended and Restated Employment Agreement of Joseph E. Funk effective as of November 14, 2014.

10.6	†	Amended and Restated Employment Agreement of Richard A. Boone effective June 1, 2014, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on August 6, 2014

10.7	†	Amended and Restated Employment Agreement of Reford C. Hunt effective September 1, 2014, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-34892) filed on November 5, 2014

10.8	†	Amended and Restated Employment Agreement of Brian T. Aug effective as of August 1, 2013

10.10		Amended and Restated Credit Agreement, dated July 29, 2011 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank N.A., as Syndication agent, Raymond James Bank, FSB, Wells Fargo Bank, national Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on August 4, 2011

10.11		First Amendment to Amended and Restated Credit Agreement, dated April 18, 2013 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current report on Form 8-K (File No. 001-34892), filed on April 19, 2013

10.12		Second Amendment to Amended and Restated Credit Agreement, dated March 19, 2014 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-34892), filed on March 25, 2014

10.13		Third Amendment to Amended and Restated Credit Agreement, dated April 28, 2015 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on April 30, 2015

10.14		Purchase and Sale Agreement with Gulfport Energy Corporation dated March 19, 2014, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on March 25, 2014

Exhibit Number		Description
10.15		Fourth Amendment to Amended and Restated Credit Agreement, dated March 17, 2016 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on March 23, 2016

10.16		Securities Purchase Agreement dated March 21, 2016 by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-34892), filed on March 23, 2016

21.1	*	List of Subsidiaries of Rhino Resource Partners LP

23.1	*	Consent of Ernst & Young LLP

23.2	*	Consent of Cardno, Inc.

23.3	*	Consent of John T. Boyd Company

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1	*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2015

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed or furnished herewith, as applicable.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO RESOURCE PARTNERS LP
By:	Rhino GP LLC, its general partner
By:	/s/ JOSEPH E. FUNK Joseph E. Funk President, Chief Executive Officer and Director

Date: March 25, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH E. FUNK Joseph E. Funk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2016
/s/ RICHARD A. BOONE Richard A. Boone	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2016
/s/ WILLIAM TUORTO William Tuorto	Director	March 25, 2016
/s/ RONALD PHILLIPS Ronald Phillips	Director	March 25, 2016
/s/ IAN GANZER Ian Ganzer	Director	March 25, 2016
/s/ DOUGLAS HOLSTED Douglas Holsted	Director	March 25, 2016

Signature	Title	Date

/s/ BRIAN HUGHS Brian Hughs	Director	March 25, 2016
/s/ MICHAEL THOMPSON Michael Thompson	Director	March 25, 2016
/s/ JAMES F. TOMPKINS James F. Tompkins	Director	March 25, 2016
/s/ DAVID HANIG David Hanig	Director	March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
the Managing General Partner
and the Partners of
Rhino Resource Partners LP
Lexington, Kentucky

        We have audited the accompanying consolidated statements of financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, partners' capital and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rhino Resource Partners LP and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the classification of the Partnership's credit facility balance as a current liability and resulting working capital deficit raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG, LLP

Louisville, Kentucky
March 25, 2016

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	As of December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78	$626
Accounts receivable, net of allowance for doubtful accounts ($166 as of December 31, 2015 and $724 as of December 31, 2014)	14,569	22,467
Inventories	8,570	13,030
Advance royalties, current portion	753	1,032
Prepaid expenses and other	5,474	3,974

Total current assets	29,444	41,129

PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	604,514	663,662
Less accumulated depreciation, depletion and amortization	(271,007)	(280,225)

Net property, plant and equipment	333,507	383,437

Advance royalties, net of current portion	7,326	1,363
Investment in unconsolidated affiliates	7,578	20,653
Intangible assets, net	505	1,067
Other non-current assets	26,307	16,410
Non-current assets held for sale	—	9,279

TOTAL	$404,667	$473,338

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,336	$10,924
Accrued expenses and other	14,102	17,334
Current portion of long-term debt	41,479	210
Current portion of asset retirement obligations	767	1,431
Current portion of postretirement benefits	45	425

Total current liabilities	65,729	30,324

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	2,595	57,222
Asset retirement obligations, net of current portion	22,980	28,452
Other non-current liabilities	45,435	27,942
Postretirement benefits, net of current portion	—	6,223
Non-current liabilities held for sale	—	2,250

Total non-current liabilities	71,010	122,089

Total liabilities	136,739	152,413

COMMITMENTS AND CONTINGENCIES (NOTE 15)
PARTNERS' CAPITAL:
Limited partners	253,312	308,586
General partner	9,821	10,966
Accumulated other comprehensive income	4,795	1,373

Total partners' capital	267,928	320,925

TOTAL	$404,667	$473,338

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2015	2014
REVENUES:
Coal sales	$171,074	$202,881
Freight and handling revenues	2,790	2,020
Other revenues	32,882	34,156

Total revenues	206,746	239,057
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	175,499	200,141
Freight and handling costs	2,693	1,877
Depreciation, depletion and amortization	33,181	37,233
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	15,446	19,226
Asset impairment and related charges	31,564	45,296
(Gain) on sale/disposal of assets, net	(292)	(569)

Total costs and expenses	258,091	303,204

(LOSS) FROM OPERATIONS	(51,345)	(64,147)

INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(5,001)	(5,708)
Interest income and other	38	274
Equity in net income/(loss) of unconsolidated affiliates	342	(11,712)

Total interest and other (expense)	(4,621)	(17,146)

(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(55,966)	(81,293)
INCOME TAXES	—	—

NET (LOSS) FROM CONTINUING OPERATIONS	(55,966)	(81,293)

DISCONTINUED OPERATIONS
Income from discontinued operations	722	130,342

NET (LOSS)/INCOME	(55,244)	49,049
Other comprehensive income:
Change in actuarial gain under ASC Topic 815	3,422	(858)

COMPREHENSIVE (LOSS)/INCOME	$(51,822)	$48,191

General partner's interest in net (loss)/income:
Net (loss) from continuing operations	$(1,119)	$(1,626)
Net income from discontinued operations	14	2,607

General partner's interest in net (loss)/income	$(1,105)	$981

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(In thousands, except per unit data)

	Year Ended December 31,
	2015	2014
Common unitholders' interest in net (loss)/income:
Net (loss)/income from continuing operations	$(31,491)	$(45,705)
Net income from discontinued operations	406	73,271

Common unitholders' interest in net (loss)/income	$(31,085)	$27,566
Subordinated unitholders' interest in net (loss)/income:
Net (loss)/income from continuing operations	$(23,356)	$(33,962)
Net income from discontinued operations	302	54,464

Subordinated unitholders' interest in net (loss)/income	$(23,054)	$20,502
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(1.87)	$(2.32)
Net income per unit from discontinued operations	0.02	4.39

Net (loss)/income per common unit, basic	$(1.85)	$2.07
Subordinated units
Net (loss) per unit from continuing operations	$(1.89)	$(3.31)
Net income per unit from discontinued operations	0.02	4.39

Net (loss)/income per subordinated unit, basic	$(1.87)	$1.08
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(1.87)	$(2.32)
Net income per unit from discontinued operations	0.02	4.39

Net (loss)/income per common unit, diluted	$(1.85)	$2.07
Subordinated units
Net (loss)/income per unit from continuing operations	$(1.89)	$(3.31)
Net income per unit from discontinued operations	0.02	4.39

Net (loss)/income per subordinated unit, diluted	$(1.87)	$1.08
Distributions paid per limited partner unit(1)	$0.07	$1.385
Weighted average number of limited partner units outstanding, basic:
Common units	16,714	16,678
Subordinated units	12,396	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,714	16,685
Subordinated units	12,396	12,397

(1)
No distributions were paid on the subordinated units during 2015 and 2014.

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

	Limited Partner
	Common		Subordinated			Accumulated Other Comprehensive Income/(Loss)
					General Partner Capital		Total Partners' Capital
	Units	Capital	Units	Capital
BALANCE—December 31, 2013	16,660	$180,702	12,397	$102,637	$10,801	$2,231	$296,371
Net income	—	27,566	—	20,502	981	—	49,049
Distributions to unitholders and general partner	—	(23,140)	—	—	(822)	—	(23,962)
General partners' contributions	—	—	—	—	6	—	6
Offering costs	—	(2)	—	—	—	—	(2)
Issuance of units under LTIP	25	321	—	—	—	—	321
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	(858)	(858)

BALANCE—December 31, 2014	16,685	$185,447	12,397	$123,139	$10,966	$1,373	$320,925

Net income	—	(31,085)	—	(23,054)	(1,105)	—	(55,244)
Distributions to unitholders and general partner	—	(1,225)	—	—	(42)	—	(1,267)
General partners' contributions	—	—	—	—	2	—	2
Surrender of subordinated units by unitholder	—	—	(42)	—	—	—	—
Issuance of units under LTIP	74	90	—	—	—	—	90
Change in actuarial gain under ASC Topic 815	—	—	—	—	—	3,422	3,422

BALANCE—December 31, 2015	16,759	$153,227	12,355	$100,085	$9,821	$4,795	$267,928

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(55,244)	$49,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,181	37,233
Accretion on asset retirement obligations	2,082	2,281
Accretion on interest-free debt	48	—
Amortization of deferred revenue	(3,766)	(1,731)
Amortization of advance royalties	764	440
Amortization of debt issuance costs	1,419	2,127
Amortization of actuarial gain	(782)	(368)
Provision for doubtful accounts	528	724
Equity in net (income)/loss of unconsolidated affiliates	(342)	11,712
Distributions from unconsolidated affiliate	232	—
Loss on retirement of advance royalties	151	244
(Gain) on sale/disposal of assets—net	(1,014)	(130,621)
Loss on impairment of assets	31,564	45,296
Equity-based compensation	15	255
Changes in assets and liabilities:
Accounts receivable	7,148	634
Inventories	4,460	5,550
Advance royalties	(1,518)	(1,453)
Prepaid expenses and other assets	656	485
Accounts payable	(2,274)	(1,731)
Accrued expenses and other liabilities	(1,026)	2,841
Asset retirement obligations	321	(1,824)
Postretirement benefits	(2,398)	38

Net cash provided by operating activities	14,205	21,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(13,168)	(62,986)
Proceeds from sales of property, plant, and equipment	15,114	189,618
Return of capital from unconsolidated affiliate	35	—
Principal payments received on notes receivable	—	205
Investment in unconsolidated affiliates	—	(10,096)

Net cash provided by investing activities	1,981	116,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	94,400	170,040
Repayments on line of credit	(107,650)	(282,630)
Repayments on long-term debt	(157)	(1,024)
Payments on debt issuance costs	(2,062)	(103)
Payment of offering costs	—	(2)
Net settlement of withholding taxes on employee unit awards vesting	—	(44)
General partner's contributions	2	6
Distributions to unitholders	(1,267)	(23,962)

Net cash (used in) financing activities	(16,734)	(137,719)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(548)	203
CASH AND CASH EQUIVALENTS—Beginning of period	626	423

CASH AND CASH EQUIVALENTS—End of period	$78	$626

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND BASIS OF PRESENTATION

        Organization—Rhino Resource Partners LP and subsidiaries (the "Partnership") is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the "Predecessor" or the "Operating Company"). The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the initial public offering ("IPO") date of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The majority of the Partnership's sales are made to electric utilities and other coal-related organizations in the United States. In addition to operating coal properties, the Partnership manages and leases coal properties and collects royalties from such management and leasing activities. In addition to the Partnership's coal operations, the Partnership has invested in oil and natural gas mineral rights and operations that have provided revenues to the Partnership.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

        Debt Classification—The Partnership evaluated its amended and restated senior secured credit facility at December 31, 2015 to determine whether this debt liability should be classified as a long-term or current liability on the Partnership's consolidated statements of financial position. In April 2015, the Partnership entered into a third amendment to its amended and restated senior secured credit facility (see Note 10 for further details of the third amendment). The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension was contingent upon (i) the Partnership's leverage ratio being less than or equal to 2.75 to 1.0 and (ii) the Partnership having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016. If both of these conditions were not satisfied for one of such quarters, the expiration date of the amended and restated credit agreement would revert to July 2016. As of December 31, 2015, the conditions for the extension of the credit facility were not met as the Partnership's leverage ratio was 3.2 to 1.0 and liquidity was approximately $1.1 million. In March 2016, the Partnership amended its amended and restated senior secured credit facility where the expiration date was set to July 2016. The Partnership is working with its lenders to extend the amended and restated credit agreement to December 2017. Since the credit facility has an expiration date of July 2016, the Partnership determined that its credit facility debt liability of $41.2 million at December 31, 2015 should be classified as a current liability on its consolidated statements of financial position, which results in a working capital deficiency of $36.3 million. The classification of the Partnership's credit facility balance as a current liability raises substantial doubt of the Partnership's ability to continue as a going concern for the next twelve months. The Partnership is also considering alternative financing options that could result in a new long-term credit facility. Since the credit facility has an expiration date of July 2016, the Partnership will have to secure alternative financing to replace its credit facility by the expiration date of July 2016 in order to continue its normal business operations and meet its obligations as they come due. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

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

        During 2015 and 2014, the Partnership recorded accounts receivable allowances of approximately $0.5 million and $0.7 million, respectively, in relation to customers that had entered bankruptcy proceedings. The Partnership recorded these allowances based upon its best estimates of the ultimate collectability of the accounts receivable balances through the bankruptcy proceedings of these customers. As of December 31, 2015, the Partnership had accounts receivable allowances of approximately $0.2 million outstanding for remaining accounts that were estimated to be uncollectable.

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

        Notes Receivable.    In December 2015, the Partnership completed the sale of the Deane mining complex located in Central Appalachia (see Note 6 for further details on the Deane mining complex sale). The Partnership received $2.0 million for the Deane mining complex sale in the form of a note receivable from the third-party purchaser. The note receivable bears interest at an annual rate of 6% and has a maturity date of December 31, 2017. The note receivable was recorded in the Other non-current assets line of the Partnership's consolidated statements of financial positon.

        In August 2011, the Partnership closed on an agreement to sell and assign certain non-core mining assets and related liabilities located in the Phelps, KY area to a third party. The mining assets included leasehold interests and permits to surface and mineral interests that included steam coal reserves and non-reserve coal deposits. Additionally, the sales agreement included the potential for additional payments of approximately $8.75 million dependent upon certain future contingencies. Rhino recorded the sale of the assets and transfer of liabilities in the third quarter of 2011, but did not record any of the potential $8.75 million consideration since this amount relied on future contingent conditions to be met before it could be recognized. In 2014, the third party entered negotiations with the Partnership regarding the payment of the $8.75 million consideration as the third party anticipated the contingencies would be met in the near future. The third party negotiated with the Partnership to

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

accept a note receivable in lieu of immediate payment since the third party did not have the available funds to pay the $8.75 million consideration. The Partnership believes the collection of the $8.75 million is in doubt due to the necessity of the third party to request a note receivable and the belief that the third party will not be able to economically mine this property for an extended period due to the lack of certain mining permits. Based on the uncertainty of collection of the note receivable, the Partnership recorded a note receivable balance along with a corresponding allowance against the entire $8.75 million note receivable balance. During 2015 and 2014, the Partnership received approximately $0.6 million and $0.3 million, respectively, in payments related to this note receivable and the balance at December 31, 2015 was $7.9 million, which remained fully reserved based on the factors discussed above.

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

        Asset Impairments for Coal Properties, Mine Development Costs and Other Coal Mining Equipment and Related Facilities.    The Partnership follows the accounting guidance in Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, on the impairment or disposal of property, plant and equipment for its coal mining assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

amount, impairment losses are recognized. In determining such impairment losses, the Partnership must determine the fair value for the coal mining assets in question in accordance with the applicable fair value accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the coal mining assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations or changes in coal reserve estimates. When that occurs and it is determined that the mine's underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that coal asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. During 2015 and 2014, the Partnership recorded $31.1 million and $45.3 million, respectively, of asset impairment losses and related charges associated with multiple coal properties that are further described in Note 6. The Partnership also recorded an impairment charge of $0.5 million during 2015 related to intangible assets that are discussed further in Note 7. The asset impairment losses and related charges are recorded on the Asset impairment and related charges line of the Partnership's consolidated statements of operations and comprehensive income. The Partnership also recorded an impairment charge of $5.9 million during 2014 related to the Partnership's equity investment in the Rhino Eastern joint venture that is discussed further in Note 3. The impairment charge for the Rhino Eastern joint venture is recorded on the Equity in net (loss)/income of unconsolidated affiliates line of the Partnership's consolidated statements of operations and comprehensive income.

        Debt Issuance Costs.    Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are included in Prepaid expenses and other current assets as of December 31, 2015 since the Partnership classified its credit facility balance as a current liability (see Note 1). As of December 31, 2014, debt issuance costs were included in other non-current assets. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing capacity to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote-off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility. In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility that further reduced the borrowing commitment to $100 million. As part of executing the third amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded as an addition to Debt issuance costs. The Partnership wrote-off approximately $0.2 million of its remaining unamortized debt issuance costs since the third amendment further reduced the borrowing commitment under the amended and restated senior secured credit facility. See Note 10 for further information on the amendment to the amended and restated senior secured credit facility.

        Asset Retirement Obligations.    The accounting guidance for asset retirement obligations addresses asset retirement obligations that result from the acquisition, construction or normal operation of

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

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

        The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2015 were calculated with discount rates that ranged from 2.9% to 5.9%. Changes in the asset retirement obligations for the year ended December 31, 2014 were calculated with discount rates that ranged from 1.6% to 5.3%. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2015 and 2014.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

        The Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash or a combination of cash and common units. This policy has resulted in all employee awards being classified as liabilities and, thus, the employee awards are required to be marked-to-market each reporting period until they are vested. Restricted unit awards granted to directors of the General Partner are considered nonemployee equity-based awards since the directors are not elected by unitholders. Thus, these director awards are also required to be marked-to-market each reporting period until they are vested. Expense related to unit awards is recorded in the selling, general and administrative line of the Partnership's consolidated statements of operations and comprehensive income.

        Derivative Financial Instruments.    On occasion, the Partnership has used diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The Partnership's diesel fuel contracts have met the requirements for the normal purchase normal sale ("NPNS") exception prescribed by the accounting guidance on derivatives and hedging, based on management's intent and ability to take physical delivery of the diesel fuel. The Partnership did not have any diesel fuel contracts as of December 31, 2015.

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

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

        The Partnership determined it was not the primary beneficiary of the variable interest entity for the year ended December 31, 2014 by performing a qualitative and quantitative analysis based on the controlling economic interests of the Rhino Eastern joint venture. This included an analysis of the expected economic contributions of the joint venture. The Partnership concluded that it was not the primary beneficiary of Rhino Eastern primarily because of certain contractual arrangements by the joint venture with Patriot and the fact that the Rhino Eastern joint venture was managed by a committee of an equal number of representatives from Patriot and us.

        As of December 31, 2014, the Partnership recorded its equity method investment of $13.2 million in the Rhino Eastern joint venture as a long-term asset. See Note 3 for a discussion of the impairment charge incurred on the Partnership's equity method investment as of December 31, 2014. During 2014, the Partnership contributed additional capital based upon its ownership share to the Rhino Eastern joint venture in the amount of $4.8 million.

        In December 2012, the Partnership made an initial investment of approximately $2.0 million in a new joint venture, Muskie Proppant LLC ("Muskie"), with affiliates of Wexford Capital. Muskie was formed to provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States. During 2014, the Partnership contributed additional capital based upon its ownership share to the Muskie joint venture in the amount of $0.2 million. As disclosed in Note 19 "Related Party and Affiliate Transactions", during 2013 the Partnership provided a loan to Muskie totaling approximately $0.2 million which was fully repaid in November 2014 in conjunction with the Partnership's contribution of its interest in Muskie to Mammoth Energy Partners LP ("Mammoth"), which is discussed below.

        In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies who engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth's companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership's investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership's ownership interest in Muskie did not result in any gain or loss. Prior to the Partnership's contribution of Muskie to Mammoth, the Partnership recorded its proportionate portion of Muskie's operating loss for 2014 of approximately $0.1 million. As of December 31, 2015 and 2014, the Partnership has recorded its investment in Mammoth of $1.9 million as a long-term asset, which the Partnership has accounted for as a cost method investment based upon

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

its ownership percentage. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes. See Note 21 for information on the Partnership's reportable segments.

        In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC ("Sturgeon"), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate portion of the operating income for this investment during 2015 and 2014 of approximately $0.3 million and $0.4 million, respectively. The Partnership has recorded its investment in Sturgeon on the Investment in unconsolidated affiliates line of the Partnership's consolidated statements of financial position. The Partnership has included its investment in Sturgeon in its Other category for segment reporting purposes.

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

        Recently Issued Accounting Standards.    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some cost guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant,

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Partnership is currently evaluating the requirements of this new accounting guidance.

        In January 2015, the FASB issued ASU 2015-01, "Income Statement-Extraordinary and Unusual Items". ASC 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 eliminates the concept of extraordinary items. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of ASU 2015-01 on January 1, 2016 is not expected to have a material impact on the Partnership's financial statements.

        In February 2015, the FASB issued ASU 2015-02, "Consolidation". ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments of ASU 2015-02: a) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, b) eliminate the presumption that a general partner should consolidate a limited partnership, c) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and d) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 on January 1, 2016 is not expected to have a material impact on the Partnership's financial statements.

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30)-Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs have been presented in the balance sheet as a deferred charge, or asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL (Continued)

beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2105-03 is permitted for financial statements that have not been previously issued. In addition, ASU 2015-03 requires entities to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 on January 1, 2016 is not expected to have an impact on the Partnership's financial statements.

3. SUBSEQUENT EVENTS

        For the quarter ended December 31, 2015, the Partnership continued the suspension of the cash distribution for its common units, which was initially suspended for the quarter ended June 30, 2015. No distribution will be paid for common or subordinated units for the quarter ended December 31, 2015. Pursuant to the Partnership's partnership agreement, the Partnership's common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit. The Partnership initially lowered its quarterly common unit distribution below the minimum level of $0.445 per unit with the quarter ended September 30, 2014. Thus, the Partnership's distributions for each of the quarters ended September 30, 2014 through the current quarter ended December 31, 2015 were below the minimum level and the current amount of accumulated arrearages as of December 31, 2015 related to the common unit distribution is approximately $44.3 million.

        On January 21, 2016, a definitive agreement ("Definitive Agreement") was completed between Royal Energy Resources, Inc. ("Royal") and Wexford where Royal acquired 6,769,112 issued and outstanding common units of the Partnership previously owned by Wexford for $3.5 million. The Definitive Agreement also included the committed acquisition by Royal within sixty days from the date of the Definitive Agreement of all of the issued and outstanding membership interests of Rhino GP LLC, the general partner of the Partnership, as well as 9,455,252 issued and outstanding subordinated units of the Partnership currently owned by Wexford for $1.0 million.

        On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP LLC as well as the 9,455,252 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction.

        On March 21, 2016, the Partnership and Royal entered into a securities purchase agreement (the "Securities Purchase Agreement") pursuant to which the Partnership issued 60,000,000 common units in the Partnership to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of the General Partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, the Partnership has the option to rescind Royal's purchase of 13,333,333 common units and the applicable installment will not be payable (each, a "Rescission Right"). If the Partnership fails to exercise a Rescission Right, in each case, the Partnership has the option to repurchase 13,333,333 common units at $0.30 per common unit from Royal (each, a "Repurchase Option"). The Repurchase Options terminate on

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

3. SUBSEQUENT EVENTS (Continued)

December 31, 2017. Royal's obligation to pay any installment of the promissory note is subject to certain conditions, including that the Operating Company has entered into an agreement to extend the Amended and Restated Credit Agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $0.15.

        On March 17, 2016, the Operating Company, as borrower, and the Partnership and certain of its subsidiaries, as guarantors, entered into an amendment (the "Fourth Amendment") of its amended and restated credit agreement, dated July 29, 2011, as amended by the first, second and third amendments thereto, with PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the lenders party thereto. The Fourth Amendment amends the definition of change of control in the amended and restated credit agreement to permit Royal to purchase the membership interests of the General Partner and sets the expiration date of the facility at July 2016. The Fourth Amendment reduces the borrowing capacity under the credit facility to a maximum of $80 million and reduces the amount available for letters of credit to $30 million. The Fourth Amendment eliminates the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminates the capability to make Swing Loans under the facility and eliminates the ability of the Partnership to pay distributions to its common or subordinated unitholders. The Fourth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by the Partnership after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by the Partnership on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by the Partnership. The Fourth Amendment requires the Partnership to maintain minimum liquidity of $5 million and minimum EBITDA, calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of the Partnership's capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve month basis. The Fourth Amendment requires the Partnership to provide monthly financial statements and a weekly rolling thirteen week cash flow forecast to the administrative agent.

4. DISCONTINUED OPERATIONS

Divestiture of Utica Shale Oil and Natural Gas Assets

        Beginning in 2011, the Partnership and an affiliate of Wexford Capital participated with Gulfport to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale. As of December 31, 2013, the Partnership had invested approximately $31.1 million for its pro rata interest in the Utica Shale portfolio of oil and natural gas leases, which consisted of a 5% interest in a total of

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

4. DISCONTINUED OPERATIONS (Continued)

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

Other Oil and Natural Gas Activities

        In January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC ("Blackhawk") of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment discussed above, the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. In February 2015, the Partnership received approximately $0.7 million in additional proceeds from the sale by Blackhawk that had been held in escrow. For the years ended December 31, 2015 and 2014, the Partnership recorded the $0.7 million and $8.4 million, respectively, in Income from discontinued operations in the consolidated statements of operations and comprehensive income. The gain from the Blackhawk transaction is included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership's consolidated statements of cash flows. The proceeds from the Blackhawk transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership's consolidated statements of cash flows.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Other prepaid expenses	$682	$827
Debt issuance costs—net	2,155	—
Prepaid insurance	1,492	2,063
Prepaid leases	80	87
Supply inventory	901	827
Deposits	164	170

Total	$5,474	$3,974

        Debt issuance costs are included in Prepaid expenses and other current assets as of December 31, 2015 since the Partnership classified its credit facility balance as a current liability (see Note 1). As of December 31, 2014, debt issuance costs were included in other non-current assets (see Note8). Debt issuance costs were $11.6 million and $9.1 million as of December 31, 2015 and 2014, respectively. Accumulated amortization of debt issuance costs were $9.4 million and $7.6 million as of December 31, 2015 and 2014, respectively. In March 2014, the Partnership entered into a second amendment of its amended and restated senior secured credit facility that reduced the borrowing capacity to $200 million. As part of executing the second amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $0.1 million to the lenders in March 2014, which was recorded as an addition to Debt issuance costs. In addition, the Partnership wrote-off approximately $1.1 million of its unamortized debt issuance costs since the second amendment reduced the borrowing capacity under the amended and restated senior secured credit facility.

        In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility that further reduced the borrowing commitment to $100 million. As part of executing the third amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded as an addition to Debt issuance costs. The Partnership wrote-off approximately $0.2 million of its remaining unamortized debt issuance costs since the third amendment further reduced the borrowing commitment under the amended and restated senior secured credit facility. See Note 10 for further information on the amendments to the amended and restated senior secured credit facility.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2015 and 2014 are summarized by major classification as follows:

		December 31,
	Useful Lives	2015	2014
		(in thousands)
Land and land improvements		$24,157	$18,845
Mining and other equipment and related facilities	2 - 20 Years	306,609	336,951
Mine development costs	1 - 15 Years	67,277	79,536
Coal properties	1 - 15 Years	203,791	215,325
Oil and natural gas properties		—	8,093
Construction work in process		2,680	4,912

Total		604,514	663,662
Less accumulated depreciation, depletion and amortization		(271,007)	(280,225)

Net		$333,507	$383,437

        Depreciation expense for mining and other equipment and related facilities, depletion expense for coal and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$28,740	$30,529
Depletion expense for coal properties	2,871	4,633
Depletion expense for oil and natural gas properties	9	60
Amortization expense for mine development costs	1,935	1,737
Amortization expense for intangible assets	76	80
Amortization expense for asset retirement costs	(450)	194

Total	$33,181	$37,233

Taylorville Land Sale

        On December 30, 2015, the Partnership completed the sale of its land surface rights for the Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows the Partnership to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as the Partnership has the option to repurchase the rights to the land within seven years from the date of the sale agreement. In accordance with ASC 360-20-40-38, Real Estate Sales—Derecognition, since the Partnership has the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale. The Taylorville property is recorded in the consolidated statements of financial position within the net

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

property, plant and equipment caption and the related liability is recorded in the consolidated statements of financial position within the other noncurrent liability caption.

Asset Impairments-2015

        As the prolonged weakness in the United States coal markets continued during 2015, the Partnership performed a comprehensive review of its current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. The Partnership identified various properties, projects and operations that were potentially impaired based upon changes in its strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to the Partnership's operations deteriorated in the fourth quarter of 2015. The Partnership believes that an oversupply of coal being produced in Northern Appalachia has contributed to depressed coal prices from this region. The Partnership believes the oversupply of coal has been created due to historically low natural gas prices in this region, which competes with coal as a source of electricity generation. Utilities have chosen cheap natural gas for electricity generation over coal and, additionally, the Partnership believes the amount that the utilities' power plants have been dispatched for electricity generation has fallen due to low electricity demand. The production of natural gas from the Utica Shale and Marcellus Shale regions that are located within the Northern Appalachian region have kept natural gas prices low and larger coal producers have low-cost long-wall mines in Northern Appalachia that can compete to sell lower priced coal to utilities that still require coal supplies in this region. The Partnership believes this combination of factors have decreased coal prices in Northern Appalachia to levels where certain current operations as well as future plans for the development of the Leesville Field will be unprofitable in the near term. In addition to impairment charges related to certain Northern Appalachia operations, the Partnership also recorded asset impairment and related charges for the sale of the Deane mining complex and the Cana Woodford oil and natural gas investment that are discussed further below. The Partnership recorded approximately $31.1 million of total asset impairment and related charges related to property, plant and equipment for the year ended December 31, 2015, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

  Hopedale Mining Complex

        The Partnership owns the Hopedale mining complex located in Northern Appalachia that includes an underground mine, preparation plant and full-service rail loadout facility. Hopedale had long-term coal sales contracts with two utility customers that officially expired at the end of 2015, but had carry-over provisions for contracted coal shipments that were not delivered in 2015 that are to be shipped in 2016. These carry-over tons under these sales contracts have prices well above current market levels for coal being sold in this region, but do not constitute annual coal sales volumes that Hopedale has historically been able to sell. The Partnership has been unsuccessful in securing any contracted sales business at profitable prices for Hopedale coal to replace these expiring sales contracts due to the depressed Northern Appalachia coal market conditions discussed above. Based upon these factors, the Partnership performed a detailed analysis of potential impairment for the Hopedale mining complex as of December 31, 2015. The Partnership's projection of future undiscounted net cash flows to be generated from the Hopedale mining complex indicated that a potential impairment existed since the carrying amount of the long-lived asset group at the Hopedale mining complex exceeded the sum

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

of the projected undiscounted net cash flows. Thus, the Partnership performed a further analysis to determine what, if any, impairment existed for the Hopedale mining complex asset group. The Partnership utilized a discounted cash flow method (i.e. income approach) to estimate the fair value of the Hopedale mining complex. Based on this analysis, the Partnership recorded total asset impairment and related charges of $19.0 million for the Hopedale mining complex for the year ended December 31, 2015.

  Sands Hill Mining Complex

        The Partnership owns the Sands Hill mining complex in Northern Appalachia that includes two surface coal mines located near Hamden, Ohio. The infrastructure at Sands Hill includes a coal preparation plant along with a river front barge and dock facility on the Ohio River. Coal produced at Sands Hill is primarily trucked to local industrial customers in the southeastern region of Ohio. In addition to coal production, limestone aggregate is also produced at Sands Hill as the process of removing overburden to access the coal seams includes the removal of high quality limestone. The Sands Hill complex includes limestone processing facilities that crush and size the limestone for sale to local customers. Sands Hill has contracted coal sales through the end of 2016 from its surface coal mine operations, but no contracted coal sales beyond this date. Limestone is sold on a non-contracted basis from Sands Hill's operation.

        During 2015, the Partnership contracted with a third party engineering firm to perform an audit of the Partnership's coal mineral. As part of the third party expert's audit, they performed an independent pro forma economic analysis using industry-accepted guidelines and these were used, in part, to classify coal mineral as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions. In the depressed Northern Appalachia coal market environment described above, a majority of the Sands Hill coal mineral that had previously been classified as proven and probable coal reserves was re-classified as non-reserve coal deposits as of December 31, 2015 due to unfavorable projected economic performance. The Partnership's long-term plan had previously included the eventual development of underground coal reserves at Sands Hill, which were reclassified to non-reserve coal deposits as of December 31, 2015 per the discussion above. However, due to the lack of contracted sales beyond year-end 2016 and the depressed Northern Appalachia coal market discussed above, the Partnership decided as of December 31, 2015 to no longer pursue the development of the underground coal deposits at Sands Hill. Thus, the Partnership will cease surface coal mining at the end of 2016 when its Sands Hill contracted coal sales are fulfilled. The Partnership currently plans to continue limestone sales into 2017 since adequate limestone inventory will remain once coal mining has ceased. Based upon the factors that led to the Partnership's decision to discontinue coal mining at Sands Hill as of year-end 2016, the Partnership performed a detailed analysis of potential impairment for the Sands Hill mining complex.

        The Partnership's projection of future undiscounted net cash flows to be generated from the Sands Hill mining complex indicated that a potential impairment existed since the carrying amount of the long-lived asset group at the Sands Hill mining complex exceeded the sum of the projected undiscounted net cash flows. Thus, the Partnership performed a further analysis to determine what, if any, impairment existed for the Sands Hill mining complex asset group. The Partnership utilized a discounted cash flow method (i.e. income approach) to estimate the fair value of the Sands Hill mining

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

complex. Based on this analysis, the Partnership recorded total asset impairment and related charges of $5.7 million for the Sands Hill mining complex for the year ended December 31, 2015.

  Leesville Field

        The Partnership owns the Leesville field that is located in the Northern Appalachia coal region in eastern Ohio and is approximately 20 miles north of the Partnership's Hopedale mining complex. The Leesville field is an undeveloped property that contains approximately 27.9 million tons of coal mineral that was classified as non-reserve coal deposits as of December 31, 2015. Prior to 2015, the Leesville field coal mineral had been classified as proven and probable coal reserves. The Leesville field coal mineral that had previously been classified as proven and probable coal reserves was re-classified as non-reserve coal deposits due to unfavorable projected economic performance based upon the third party engineering firm's audit of the Partnership's coal mineral that was discussed above. The Partnership's long-term plan had included the eventual development of Leesville field to supplement the production from the Partnership's nearby Hopedale mining complex because the coal qualities at Leesville closely matched the coal qualities at Hopedale. However, due to the recent downturn in the coal markets in Northern Appalachia discussed above, the reclassification of the Leesville field coal mineral to non-reserve coal deposits and the difficult economic conditions being experienced at Hopedale discussed above, the Partnership decided to reevaluate its plans for the Leesville field and examine this undeveloped property for potential impairment.

        The Partnership believes that the Leesville field mineral would be uneconomic to produce in current market conditions, which are not expected to improve in the near future, and would not produce positive undiscounted net cash flows. Thus, this fact pattern indicated that a potential impairment existed since the carrying amount of the long-lived asset group at Leesville exceeded the sum of any projected undiscounted net cash flows. The Partnership analyzed the Leesville asset group and determined the fair value of the Leesville asset group should be based on any compensation that could be received by the Partnership by selling the assets to a third party in the current marketplace since it would be uneconomic to develop this project in the current market environment. Based on the current depressed state of the Northern Appalachia coal markets, the Partnership determined the Leesville field asset group had zero value as of December 31, 2015. The Partnership recorded total asset impairment and related charges of $3.5 million for the Leesville field for the year ended December 31, 2015.

  Deane Mining Complex

        On October 30, 2015, the Partnership executed a binding letter of intent with a third party for the purchase of the Partnership's Deane mining complex. The sale of the Deane mining complex was completed on December 30, 2015. The Deane mining complex is located in eastern Kentucky and includes one underground mine that was idle during 2015. The infrastructure at the Deane mining complex consists of a preparation plant and a unit train loadout facility. The sale of the Deane complex transferred the underground mine, related equipment, the preparation plant and loadout facility in exchange for $2.0 million in the form of a promissory note receivable from the third party, while the Partnership also retained the mineral rights for the proven and probable steam coal reserves at this complex. The Deane mining complex sale also included a royalty agreement with the third party

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

pursuant to which the Partnership will collect future royalties for coal mined and sold from the Deane complex. The sale of the Deane mining complex also relieved the Partnership of significant reclamation liabilities and bonding requirements. For third quarter 2015 financial reporting purposes, the Partnership evaluated the appropriate held for sale accounting criteria to determine if the Deane mining complex should be classified as held for sale as of September 30, 2015. Based on this evaluation, the Partnership determined the Deane mining complex met the held for sale criteria at September 30, 2015 and, accordingly, the Deane mining complex asset group was written down to its estimated fair value of $2.0 million. Due to the determination that the Deane mining complex met the held for sale criteria, the Partnership recorded an impairment charge of approximately $2.3 million for the third quarter ended September 30, 2015 and the Partnership ceased depreciation of this asset group at this time. Upon the completion of the sales agreement for the Deane mining complex, the Partnership removed the assets and liabilities related to this mining complex, which resulted in a gain of $0.4 million that was record in the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. The net $1.9 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

  Cana Woodford Oil and Natural Gas Investment

        In August 2015, the Partnership completed the sale of its oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. The Partnership received a total of approximately $5.7 million in proceeds from the sale of the Cana Woodford oil and natural gas mineral rights. In the second quarter of 2015, the Partnership evaluated the appropriate held for sale accounting criteria to determine if the Cana Woodford mineral rights should be classified as held for sale. Based on this evaluation, the Partnership determined these mineral rights met the held for sale criteria at June 30, 2015 and, accordingly, these mineral rights were written down to their estimated fair value of $5.8 million. Due to the determination that the mineral rights met the held for sale criteria, the Partnership recorded an impairment charge of approximately $2.2 million for the Cana Woodford mineral rights during the second quarter of 2015. The impairment charge for the Cana Woodford mineral rights is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

  Bevins Branch Operation

        As discussed further below, the Partnership had a steam coal surface mine operation in eastern Kentucky (referred to as "Bevins Branch") in its Central Appalachia segment that was idled during mid-2014 as that location's contract with its single customer expired at that time. In May 2015, the Partnership finalized a contractual agreement with a third party to assume the Bevins Branch operation. As of December 31, 2015, the Partnership removed the assets and liabilities related to this mining complex, which resulted in a gain of $1.2 million that was record in the asset impairment and related charges line of the consolidated statements of operations and comprehensive income. In addition, as of December 31, 2015, the Partnership removed the approximately $2.3 million of remaining assets and any related liabilities that had been previously classified as held for sale on its consolidated statements of financial position.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

  Bevins Branch Operation

        The Partnership had a steam coal surface mine operation in eastern Kentucky, referred to as Bevins Branch, in its Central Appalachia segment that was idled during mid-2014 as that location's contract with its single customer expired at that time. The Partnership actively attempted to market the coal from this operation to potential new customers and had maintained the mine so that production could resume in a relatively short time period whenever new customers could be secured. The Partnership had unsuccessfully been able to market the coal from this operation as the coal markets had been especially weak for coal from Central Appalachia and the lower quality of coal from the Bevins Branch operation proved especially difficult to market. As the Partnership found it difficult to market the quality of coal found at this mine in the current market place, the Partnership initiated negotiations in October 2014 with a third party for the potential sale of the Bevins Branch operation. At December 31, 2014, the Partnership received a letter of intent from the third party interested in the Bevins Branch operation to accept ownership of this operation, including its related reclamation obligations. In May 2015, the Partnership finalized a contractual agreement with the third party to assume the Bevins Branch operation. The contractual agreement had the third party assume the Bevins Branch operation where the only financial compensation the Partnership received is a future override royalty and the assumption of the reclamation obligations by the buyer. The closing of the transaction also allowed the Partnership to avoid the ongoing maintenance costs of this operation.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

to the Bevins Branch operation that the Partnership does not expect to recover in the future. The Partnership also recorded an $6.6 million write-down of mineral value and mine development costs to the estimated fair value of $2.4 million of the royalty asset and benefit from transferring the reclamation obligations.

  Other Asset Impairments

        As of December 31, 2014, the Partnership also performed a comprehensive review of its other mining operations, primarily in Central Appalachia since this region had experienced the most extensive downturn in the coal markets, to determine if any other assets might be potentially impaired. The Partnership's review resulted in an additional $6.5 million of asset impairment and related charges, with $3.2 million related to mineral rights, $1.8 million of mine development costs and $1.5 million of advanced royalties that the Partnership did not expect to recover. The majority of these additional charges, approximately $4.9 million, related to low quality steam coal operations in Central Appalachia that the Partnership determined were uneconomical to mine due to the ongoing downturn in the markets for this quality of coal. The remaining $1.5 million primarily related to advanced royalties that the Partnership did not expect to recover at its Central Appalachia operations, which were determined as part of the Partnership's strategic reviews that were conducted in the fourth quarter of 2014.

7. GOODWILL AND INTANGIBLE ASSETS

        ASC Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The Partnership reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

        Intangible assets of the Partnership as of December 31, 2015 consisted of the following:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Patent	$—	$—	$—
Developed Technology	—	—	—
Trade Name	184	42	142
Customer List	470	107	363

Total	$654	$149	$505

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets of the Partnership as of December 31, 2014 consisted of the following:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Patent	$728	$250	$478
Developed Technology	78	27	51
Trade Name	184	33	151
Customer List	470	83	387

Total	$1,460	$393	$1,067

        The Partnership had a licensing agreement with a third party that was attempting to develop a commercially viable roof bolt product that utilized the intellectual property of the Partnership's patent and developed technology assets. In the fourth quarter of 2015, the third party notified the Partnership that they would not renew the licensing agreement and pursue the development of the product that would utilize the Partnership's patent and developed technology. Based on the third party's decision to discontinue the license agreement, the Partnership performed an impairment analysis of its patent and developed technology intangible assets. This analysis determined these intangible assets had no realizable value since the Partnership could not market these asset to another third party for development and the Partnership could not internally develop a product utilizing the technology of these intangible assets. As of December 31, 2015, the Partnership recorded an impairment charge of approximately $0.5 million to reduce the carrying amount of its patent and developed technology intangible assets to zero. The impairment charge for the intangible assets is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

        The Partnership considers the trade name and customer list intangible assets to have a useful life of twenty years. These intangible assets are amortized over their useful life on a straight line basis. Amortization expense for the years ended December 31, 2015 and 2014 is included in the depreciation, depletion and amortization table included in Note 6.

        The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the consolidated statement of financial position is estimated to be as follows at December 31, 2015:

	Trade Name	Customer List	Total
	(in thousands)
2016	$9	$23	$32
2017	9	23	32
2018	9	23	32
2019	9	23	32
2020	9	23	32

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

8. OTHER NON-CURRENT ASSETS

        Other non-current assets as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Deposits and other	$138	$347
Debt issuance costs—net	—	1,513
Non-current receivable	23,908	14,237
Note receivable	2,000	—
Deferred expenses	261	313

Total	$26,307	$16,410

        As of December 31, 2015 and 2014, the non-current receivable balance of $23.9 million and $14.2 million, respectively, consisted of the amount due from the Partnership's workers' compensation and black lung insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership's insurance policies. See Note 12 for a discussion of the $23.9 million and $14.2 million that is also recorded in the Partnership's other non-current workers' compensation liabilities.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Payroll, bonus and vacation expense	$1,447	$2,876
Non-income taxes	3,774	4,323
Royalty expenses	1,566	1,772
Accrued interest	575	385
Health claims	817	1,270
Workers' compensation & pneumoconiosis	1,150	1,500
Deferred revenues	2,260	4,050
Accrued insured litigation claims	266	489
Other	2,247	669

Total	$14,102	$17,334

        The $2.3 million deferred revenue balance as of December 31, 2015 decreased compared to the $4.1 million balance as of December 31, 2014 due to adverse coal market conditions in Central Appalachia during 2015 that affected lessees at the Partnership's Elk Horn coal leasing operation. The $0.3 million and $0.5 million accrued for insured litigation claims as of December 31, 2015 and 2014, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims decreased due to the settlement of various

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (Continued)

litigation claims during the year ended December 31, 2015. This amount is also due from the Partnership's insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership's consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership's results of operations or cash flows.

10. DEBT

        Debt as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$41,200	$54,450
Other notes payable	2,874	2,982

Total	44,074	57,432
Less current portion	(41,479)	(210)

Long-term debt	$2,595	$57,222

        Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in March 2016, December 2015, April 2015 and March 2014, the amended and restated credit facility was amended and the borrowing capacity under the facility was reduced to $80.0 million, with the amount available for letters of credit reduced to $30 million. Borrowings under the facility bear interest based upon the current PRIME rate plus an applicable margin of 3.50%. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability equal to 1.0%. Borrowings on the amended and restated senior secured credit facility are collateralized by all the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the twelve-month period ended December 31, 2015. The amended and restated senior secured credit facility is set to expire in July 2016.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

10. DEBT (Continued)

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

        In April 2015, the Partnership entered into a third amendment of its amended and restated senior secured credit facility. The third amendment extended the expiration date of the amended and restated credit agreement to July 2017. The extension is contingent upon (i) the Partnership's leverage ratio being less than or equal to 2.75 to 1.0 and (ii) the Partnership having liquidity greater than or equal to $15 million, in each case for either the quarter ending December 31, 2015 or March 31, 2016. If both of these conditions are not satisfied for one of the periods, the expiration date of the amended and restated credit agreement will revert to July 2016. See Note 1 for further discussion regarding the extension of the expiration date of the credit agreement. The third amendment also reduced the borrowing commitment under the credit facility to a maximum of $100 million and reduced the amount available for letters of credit to $50 million. The third amendment also provides that the disposition of any assets by the Partnership consisting of net cash proceeds up to an aggregate $35 million shall reduce the total commitment under the facility on a dollar-for-dollar basis by up to a total of $10 million, and any dispositions of assets in excess of $35 million in the aggregate shall reduce the commitment under the facility on a dollar-for-dollar basis. The third amendment changed the maximum leverage ratio to 3.75 to 1.0 through September 30, 2015. The maximum leverage ratio decreases to 3.5 to 1.0 from October 1, 2015 through December 31, 2015 and then decreases to 3.25 to 1.0 from January 1, 2016 through March 31, 2016. The maximum leverage ratio decreases to 3.0 to 1.0 after March 31, 2016. Notwithstanding the above, the leverage ratio shall be reduced by 0.25 for every $10 million of gross cash proceeds received by the Partnership from the sale of any assets; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.0 to 1.0. The third amendment limits the Partnership's quarterly distributions to a maximum of $0.035 per unit unless (i) the pro forma leverage ratio of the Partnership, immediately prior to and after giving effect to such distribution, is less than or equal to 3.0 to 1.0 and (ii) the amount of borrowings available under the credit facility, immediately prior to and after giving effect to such distribution, is at least $20 million. In addition, the third amendment removed the interest coverage ratio covenant and replaced it with a minimum fixed charge coverage ratio, which consists of the ratio of consolidated EBITDA minus maintenance capital expenditures to fixed charges. Fixed charges are defined in the third amendment to include the sum of cash interest expense, scheduled principal installments on indebtedness (as adjusted for prepayments), dividends and distributions. Commencing with the quarter ended September 30,

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

10. DEBT (Continued)

2015, the fixed charge coverage ratio for the trailing four quarters must be a minimum of 1.1 to 1.0. The third amendment also limits any investments made by the Partnership, including investments in hydrocarbons, to $10 million provided that the leverage ratio is less than or equal to 3.0 to 1.0 and the borrowers' available liquidity is at least $20 million. The third amendment does not permit the Partnership to issue any new equity of the Partnership unless the proceeds of such equity issuance are used to reduce the outstanding borrowings under the facility. Issuances of equity under the Partnership's long-term incentive plan are excluded from this requirement. The third amendment limits the amount of the Partnership's capital expenditures to $20.0 million for fiscal year 2015 and limited capital expenditures to $27.5 million for each fiscal year after 2015. However, to the extent that capital expenditures for any fiscal year are less than indicated above, the Partnership may increase the following year's capital expenditures by the lesser of such unused amount or $5.0 million. As part of executing the third amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $2.1 million to the lenders in April 2015, which was recorded in Debt issuance costs in Other non-current assets on the Partnership's consolidated statements of financial position. In addition, the Partnership recorded a non-cash charge of approximately $0.2 million to write-off a portion of its unamortized debt issuance costs since the third amendment reduced the borrowing commitment under the amended and restated senior secured credit facility, which was recorded in Interest expense on the Partnership's consolidated statements of operations and comprehensive income.

        From the date of the third amendment in April 2015 of the amended and restated senior secured credit facility through December 31, 2015, the Partnership received gross proceeds from asset sales of approximately $14.3 million. Per the terms of the third amendment of the amended and restated senior secured credit facility described above for gross proceeds from asset sales in excess of $10 million but less than $35 million, the borrowing commitment under the credit facility was reduced to a maximum of $90 million and the maximum permitted leverage ratio decreased to 3.25 to 1.0 as of December 31, 2015.

        On March 17, 2016, the Operating Company entered into an amendment (the "Fourth Amendment") of its amended and restated senior secured credit facility. The Fourth Amendment amends the definition of change of control in the amended and restated credit agreement to permit Royal to purchase the membership interests of the General Partner and sets the expiration date of the facility at July 2016. The Fourth Amendment reduces the borrowing capacity under the credit facility to a maximum of $80 million and reduces the amount available for letters of credit to $30 million. The Fourth Amendment eliminates the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminates the capability to make Swing Loans under the facility and eliminates the ability of the Partnership to pay distributions to its common or subordinated unitholders. The Fourth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by the Partnership after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by the Partnership on or after the Fourth Amendment effective date (other than the Royal

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

10. DEBT (Continued)

equity contribution discussed above), or the disposition of any assets by the Partnership. The Fourth Amendment requires the Partnership to maintain minimum liquidity of $5 million and minimum EBITDA, calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limits the amount of the Partnership's capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve month basis. The Fourth Amendment requires the Partnership to provide monthly financial statements and a weekly rolling thirteen week cash flow forecast to the administrative agent.

        At December 31, 2015, the Operating Company had borrowed $36.0 million at a variable interest rate of LIBOR plus 4.50% (4.70% at December 31, 2015) and an additional $5.2 million at a variable interest rate of PRIME plus 3.50% (7.00% at December 31, 2015). In addition, the Operating Company had outstanding letters of credit of $27.4 million at a fixed interest rate of 4.50% at December 31, 2015. Based upon a maximum borrowing capacity of 3.25 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $1.1 million of the borrowing availability at December 31, 2015.

        For the year ended December 31, 2014, the Partnership capitalized interest costs of approximately $0.1 million, which was related to the construction of its Pennyrile mine in western Kentucky. The Partnership did not capitalize any interest costs during the year ended December 31, 2015.

        Principal payments on long-term debt due subsequent to December 31, 2015 are as follows:

in thousands
2016	$41,479
2017	240
2018	257
2019	275
2020	295
Thereafter	1,528

Total principal payments	$44,074

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

11. ASSET RETIREMENT OBLIGATIONS

        The changes in asset retirement obligations for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of period (including current portion)	$29,883	$34,451
Accretion expense	2,082	2,281
Adjustment resulting from addition of property	1,235	—
Adjustment resulting from disposal of property(1)	(6,861)	(2,310)
Adjustments to the liability from annual recosting and other	(2,078)	(1,324)
Reclassification to held for sale	—	(2,250)
Liabilities settled	(514)	(965)

Balance at end of period	23,747	29,883
Less current portion of asset retirement obligation	(767)	(1,431)

Long-term portion of asset retirement obligation	$22,980	$28,452

(1)
The ($6.9) million adjustment for the year ended December 31, 2015 relates to the sale of the Partnership's Deane mining complex discussed in Note 6. The ($2.3) million adjustment for the year ended December 31, 2014 primarily relates to the transfer of certain mining permits to a third party that relieved the Partnership of the asset retirement obligations related to these permits.

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

        The Partnership's black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Partnership's actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Partnership's liability for traumatic workers' compensation injury claims is the estimated present value of current workers' compensation benefits, based on actuarial estimates. The Partnership's actuarial estimates for its workers' compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 4.0% for December 31, 2015 and 2014 and for workers' compensation was 2.0% at December 31, 2015 and 2014.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

12. WORKERS' COMPENSATION AND BLACK LUNG (Continued)

        The black lung and workers' compensation expenses for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Black lung benefits:
Service cost	$(991)	$1,040
Interest cost	397	357
Actuarial loss/(gain)	—	1,625

Total black lung	(594)	3,022
Workers' compensation expense	4,334	1,197

Total expense	$3,740	$4,219

        The changes in the black lung benefit liability for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Benefit obligations at beginning of year	$10,033	$7,251
Service cost	(991)	1,040
Interest cost	397	357
Actuarial loss/(gain)	—	1,625
Benefits and expenses paid	(214)	(240)

Benefit obligations at end of year	$9,225	$10,033

        The classification of the amounts recognized for the Partnership's workers' compensation and black lung benefits liability as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(in thousands)
Black lung claims	$9,225	$10,033
Insured black lung and workers' compensation claims	23,907	14,237
Workers' compensation claims	6,210	5,172

Total obligations	$39,342	$29,442
Less current portion	(1,150)	(1,500)

Non-current obligations	$38,192	$27,942

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

12. WORKERS' COMPENSATION AND BLACK LUNG (Continued)

        The balance for insured black lung and workers' compensation claims as of December 31, 2015 and 2014 consisted of $23.9 million and $14.2 million, respectively, that is the primary obligation of the Partnership, but this amount is also due from the Partnership's insurance providers, which is included in Note 8 as non-current receivables, based on the Partnership's workers' compensation insurance coverage. The increase in the 2015 balance compared to 2014 is primarily due to an expected increase in the frequency and success of entitlement claims for black lung exposure, which the Partnership believes is due to the Patient Protection and Affordable Care Act. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership's results of operations or cash flows.

13. EMPLOYEE BENEFITS

        Postretirement Plan—In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

        On December 10, 2015, the Partnership notified the employees at its Hopedale operations that healthcare benefits from the postretirement benefit plan would cease on January 31, 2016. The negative plan amendment that arose on December 10, 2015 resulted in an approximate $6.5 million prior service cost benefit. The Partnership is amortizing the prior service cost benefit over the remaining term of the benefits to be provided until January 31, 2016. For the year ended December 31, 2015, the Partnership recognized a benefit of approximately $2.6 million from the plan amendment in the Cost of operations line of the consolidated statements of operations and comprehensive income. The remaining $3.9 million benefit from the plan amendment will be recognized in the first quarter of 2016.

        Summaries of the changes in benefit obligations and funded status of the plan as of the measurement dates of December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Benefit obligation at beginning of period	$6,648	$6,120
Changes in benefit obligations:
Service costs	254	297
Interest cost	191	236
Benefits paid	(217)	(495)
Plan amendment	(6,503)	—
Actuarial loss/(gain)	(328)	490

Benefit obligation at end of period	$45	$6,648

Fair value of plan assets at end of period	$—	$—
Funded status	$(45)	$(6,648)

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

13. EMPLOYEE BENEFITS (Continued)

        The classification of net amounts recognized for postretirement benefits as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(in thousands)
Current liability—postretirement benefits	$(45)	$(425)
Non-current liability—postretirement benefits	—	(6,223)

Net amount recognized	$(45)	$(6,648)

        The amounts recognized in accumulated other comprehensive income for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$1,373	$2,231
Actuarial (loss)/gain	328	(490)
Prior service (cost)/gain to be amortized	3,876	—
Amortization of net actuarial gain	(782)	(368)

Net actuarial gain	$4,795	$1,373

        The amounts reclassified from accumulated other comprehensive income to Cost of operations in the Partnership's consolidated statements of operations for the years ended December 31, 2015 and 2014 was $3.4 million (inclusive of the $2.6 million benefit from the negative plan amendment described above) and $0.4 million, respectively.

	December 31,
	2015	2014
Weighted Average assumptions used to determine benefit obligations:
Discount rate	n/a	3.15%
Expected return on plan assets	n/a	n/a

	Year Ended December 31,
	2015	2014
Weighted Average assumptions used to determine periodic benefit cost:
Discount rate(1)	3.15%	3.96%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

13. EMPLOYEE BENEFITS (Continued)

        The components of net periodic benefit cost for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Service costs	$254	$297
Interest cost	191	236
Amortization of prior service cost	(2,626)	—
Amortization of (gain)	(782)	(368)

Benefit cost	$(2,963)	$165

        Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2016, are as follows:

(in thousands)
Net actuarial gain	$4,795

        401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Partnership matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant's salary with an additional matching contribution possible at the Partnership's discretion. The expense under these plans for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
401(k) plan expense	$2,027	$2,227

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

        As of December 31, 2015, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights ("DERs") granted in the first quarter of each year since 2012 to certain employees in connection with the prior fiscal year's performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

14. EQUITY-BASED COMPENSATION (Continued)

These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions. The phantom units granted to certain employees vest in equal annual installments over a three year period from the date of grant. A summary of non-vested LTIP awards as of and for the years ended December 31, 2015 and 2014 is as follows:

	Common Units	Weighted Average Grant Date Fair Value (per unit)
	(in thousands)
Non-vested awards at December 31, 2013	55	$14.63
Granted	46	$12.32
Vested	(34)	$13.95
Forfeited	(16)	$13.01

Non-vested awards at December 31, 2014	51	$13.50

Granted	247	$1.06
Vested	(86)	$5.68
Forfeited	(8)	$6.43

Non-vested awards at December 31, 2015	204	$2.00

        The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash in lieu of issuing common units.

        For the years ended December 31, 2015 and 2014, the Partnership recorded expense of approximately $0.1 million and approximately $0.3 million, respectively, for the LTIP awards. For the year ended December 31, 2015, the total fair value of the awards that vested was $0.1 million. As of December 31, 2015, the total unrecognized compensation expense related to the non-vested LTIP awards that are expected to vest was $0.3 million. The expense is expected to be recognized over a weighted-average period of 1.1 years. As of December 31, 2015, the intrinsic value of the non-vested LTIP awards was $0.1 million.

15. COMMITMENTS AND CONTINGENCIES

        Coal Sales Contracts and Contingencies—As of December 31, 2015, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016	3,255	14
2017	1,914	8
2018	264	1

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

15. COMMITMENTS AND CONTINGENCIES (Continued)

        Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

        Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market ("OTC"). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Purchased coal expense	$(26)	$6,168
OTC expense	$—	$—

        Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Lease expense	$6,204	$3,478
Royalty expense	$10,754	$11,571

        Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying statements of financial position) are as follows:

Years Ended December 31,	Royalties	Leases
	(in thousands)
2016	$2,824	3,664
2017	2,466	1,097
2018	2,436	148
2019	2,436	—
2020	2,556	—
Thereafter	12,780	—

Total minimum royalty and lease payments	$25,498	$4,909

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk—In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated statements of financial position. The amount of bank letters of credit outstanding with PNC Bank, N.A., as the letter of credit issuer under the Partnership's credit facility, was $27.4 million as of December 31, 2015. The bank letters of credit outstanding reduce the borrowing capacity under the credit facility. In addition, the Partnership has outstanding surety bonds with third parties of $59.1 million as of December 31, 2015 to secure reclamation and other performance commitments.

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

        Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the year ended December 31, 2015.

        The Partnership was required to contribute additional capital to the Muskie Proppant joint venture that was formed in the fourth quarter of 2012. During the year ended December 31, 2014, the Partnership made capital contributions to the Muskie Proppant joint venture of approximately $0.2 million based upon its proportionate ownership percentage. In addition, during the year ended December 31, 2013, the Partnership provided a loan based upon its ownership share to Muskie in the amount of $0.2 million. The note was fully repaid in November 2014 in conjunction with the contribution of the Partnership's interests in Muskie to Mammoth. With the contribution of the Partnership's interest in Muskie to Mammoth in the fourth quarter of 2014, the Partnership does not have any further funding commitments to Mammoth.

        The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the year ended December 31, 2014 based upon its proportionate ownership interest.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

16. EARNINGS PER UNIT ("EPU")

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the years ended December 31, 2015 and 2014:

Year ended December 31, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(1,119)	$(31,491)	$(23,356)
Net income from discontinued operations	14	406	302

Interest in net income	$(1,105)	$(31,085)	$(23,054)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$5	$139	$(144)
Net income from discontinued operations	—	—	—

Interest in net income	$5	$139	$(144)
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(1,114)	$(31,352)	$(23,500)
Net income from discontinued operations	14	406	302

Interest in net income	$(1,100)	$(30,946)	$(23,198)
Denominator:
Weighted average units used to compute basic EPU	n/a	16,714	12,396
Effect of dilutive securities—LTIP awards	n/a	—	—

Weighted average units used to compute diluted EPU	n/a	16,714	12,396
Net (loss)/income per limited partner unit, basic:
Net (loss) per unit from continuing operations	n/a	$(1.87)	$(1.89)
Net income per unit from discontinued operations	n/a	0.02	0.02

Net income per limited partner unit, basic	n/a	$(1.85)	$(1.87)
Net (loss)/income per limited partner unit, diluted:
Net (loss) per unit from continuing operations	n/a	$(1.87)	$(1.89)
Net income per unit from discontinued operations	n/a	0.02	0.02

Net income per limited partner unit, diluted	n/a	$(1.85)	$(1.87)

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

16. EARNINGS PER UNIT ("EPU") (Continued)

Year ended December 31, 2014	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income (as previously reported):
Net income from continuing operations	$(1,626)	$(45,705)	$(33,962)
Net income from discontinued operations	2,607	73,271	54,464

Interest in net income	$981	$27,566	$20,502
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$245	$6,908	$(7,153)
Net income from discontinued operations	—	—	—

Interest in net income/(loss)	$245	$6,908	$(7,153)
Interest in net income/(loss) for EPU purposes (as restated):
Net income/(loss) from continuing operations	$(1,381)	$(38,797)	$(41,115)
Net income from discontinued operations	2,607	73,271	54,464

Interest in net income/(loss)	$1,226	$34,474	$13,349
Denominator:
Weighted average units used to compute basic EPU	n/a	16,678	12,397
Effect of dilutive securities—LTIP awards	n/a	7	—

Weighted average units used to compute diluted EPU	n/a	16,685	12,397
Net income per limited partner unit, basic:
Net income per unit from continuing operations	n/a	$(2.32)	$(3.31)
Net income per unit from discontinued operations	n/a	4.39	4.39

Net income per limited partner unit, basic	n/a	$2.07	$1.08
Net income per limited partner unit, diluted:
Net income per unit from continuing operations	n/a	$(2.32)	$(3.31)
Net income per unit from discontinued operations	n/a	4.39	4.39

Net income per limited partner unit, diluted	n/a	$2.07	$1.08

        Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for the year ended December 31, 2015, all potential dilutive units were excluded from the diluted EPU calculation for this period because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were no anti-dilutive units for the year ended December 31, 2014.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

17. MAJOR CUSTOMERS

        The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables (Note: customers with "n/a" had revenue or receivables below the 10% threshold in any period where this is indicated):

	December 31, 2015 Receivable Balance	Year Ended December 31, 2015 Sales	December 31, 2014 Receivable Balance	Year Ended December 31, 2014 Sales
	(in thousands)
NRG Energy Inc. (fka GenOn Energy, Inc.)	$—	$22,111	$2,932	$31,605
PPL Corporation	1,881	33,662	2,053	24,542
PacifiCorp Energy	1,969	21,519	n/a	n/a

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership's senior secured credit facility was determined based upon a market approach and approximates the carrying value at December 31, 2015. The fair value of the Partnership's senior secured credit facility is a Level 2 measurement.

        As of December 31, 2015, the Partnership did not have any nonrecurring fair value measurements related to any assets held for sale. The Partnership previously had assets classified as held for sale that were related to the Partnership's 2014 impairment actions related to its Red Cliff assets that are discussed in Note 6. As of December 31, 2015, the Partnership reclassified its previously held for sale assets to property, plant and equipment to be held and used since the Partnership no longer had an active plan to sell these assets in the next twelve months.

        For the year ended December 31, 2015, the Partnership had nonrecurring fair value measurements related to asset impairments as described in Note 6. The nonrecurring fair value measurements for the asset impairments described in Note 6 for the year ended December 31, 2015 were Level 3 measurements.

        For the year ended December 31, 2014, the Partnership had nonrecurring fair value measurements related to its assets and liabilities held for sale. These assets and liabilities are a result of the Partnership's impairment actions discussed in Note 6. The fair value of the assets and liabilities held for sale at December 31, 2014 were based upon the highest and best use of the respective nonfinancial assets and liabilities. The Partnership had approximately $6.9 million in land value related to its Red Cliff assets that were classified as held for sale at December 31, 2014. This land was valued using a market approach by a third party appraisal firm that determined the fair value of the asset based on sales of comparable property in the market along with other market factors such as competitive listings. The fair value of the Partnership's land held for sale at December 31, 2014 was a Level 2 measurement.

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

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

discounted cash flow analysis with an appropriate discount rate. The fair value of the remaining $2.2 million of assets and liabilities held for sale related to the Bevins Branch operation was also determined by an income approach using a discounted cash flow analysis. The $2.2 million of assets and liabilities held for sale related to the reclamation obligation being transferred in the Bevins Branch transaction and the income approach used to determine the fair value was based on the Partnership's method to calculate its asset retirement obligations for reclamation, which is discussed in Note 2. The fair values of the Partnership's assets and liabilities held for sale at December 31, 2014 for the Bevins Branch operation were Level 3 measurements. The Partnership completed the sale of its Bevins Branch assets and liabilities in May 2015.

19. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2015	2014
		(in thousands)
Wexford Capital LP	Expenses for legal, consulting, and advisory services	$143	$131
Wexford Capital LP	Distributions paid	553	10,949
Wexford Capital LP	Partner's contribution	2	6
Rhino Eastern LLC	Equity in net (loss)/income of unconsolidated affiliate	—	(12,089)
Rhino Eastern LLC	Expenses for legal, health claims, workers' compensation and other expenses	—	4,610
Rhino Eastern LLC	Receivable for legal, health claims and workers' compensation and other expenses	—	223
Rhino Eastern LLC	Investment in unconsolidated affiliate	—	13,151
Timber Wolf Terminals LLC	Investment in unconsolidated affiliate	130	130
Muskie Proppant LLC	Investment in unconsolidated affiliate	—	—
Mammoth Energy Partners LP	Investment in unconsolidated affiliate	1,933	1,933
Sturgeon Acquisitions LLC	Investment in unconsolidated affiliate	5,515	5,440
Sturgeon Acquisitions LLC	Distributions from unconsolidated affiliate	232	—
Sturgeon Acquisitions LLC	Return of capital from unconsolidated affiliate	35	—
Sturgeon Acquisitions LLC	Equity in net income of unconsolidated affiliate	342	440

        From time to time, employees from Wexford Capital perform legal, consulting, and advisory services to the Partnership. The Partnership incurred expenses of $0.1 million for the years ended December 31, 2015 and 2014 for legal, consulting, and advisory services performed by Wexford Capital.

        For the year ended December 31, 2014, the $12.1 million equity in net loss of unconsolidated affiliate for Rhino Eastern includes the $5.9 million impairment charge for the joint venture that was discussed earlier.

        From time to time, the Partnership has allocated and paid expenses on behalf of the Rhino Eastern joint venture. During the years ended December 31, 2014, the Partnership paid expenses for legal, health claims and workers' compensation of $4.6 million on behalf of Rhino Eastern that were subsequently billed and paid by Rhino Eastern to the Partnership.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash payments for interest were $3.4 million and $4.0 million for the years ended December 31, 2015 and 2014, respectively.

        The consolidated statement of cash flows for the year ended December 31, 2015 is exclusive of approximately $0.7 million of property, plant and equipment additions which are recorded in Accounts payable. The consolidated statements of cash flows for the year ended December 31, 2015 also excludes approximately $0.1 million related to the value of LTIP units that were issued to certain employees and directors of the General Partner.

        In January 2015, the Partnership dissolved the Rhino Eastern joint venture with Patriot. As part of the dissolution, the Partnership retained coal reserves, a prepaid advanced royalty balance and other assets and liabilities. In addition, the Partnership and Patriot agreed to a dissolution payment as part of the dissolution based upon a final working capital adjustment calculation, which is a liability of the Partnership. The Partnership recorded the dissolution of the joint venture by removing the investment in the Rhino Eastern unconsolidated subsidiary and recording the specific assets and liabilities retained in the dissolution. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on the Partnership's consolidated statements of operations and comprehensive income for the year ended December 31, 2015. The consolidated statement of cash flows for the year ended December 31, 2015 excludes the removal of the investment in the unconsolidated subsidiary and the recognition of the retained assets and liabilities, which are detailed in the table below.

(in thousands)
Coal properties (incl asset retirement costs)	$12,104
Advance royalties, net of current portion	4,706
Other non-current assets—acquired	229
Other non-current assets—written off	(642)
Accrued expenses and other	(2,012)
Asset retirement obligations	(1,235)

Net assets acquired	13,150

Investment in unconsolidated affiliates-Rhino Eastern—written off	$(13,150)

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

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

21. SEGMENT INFORMATION (Continued)

        As of December 31, 2015, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses. The Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of December 31, 2015, together included one active underground mine, three active surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Additionally, the Central Appalachia segment includes the Partnership's Elk Horn coal leasing operations. The Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2015. The Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of December 31, 2015. The Eastern Met segment included the Partnership's 51% equity interest in the results of operations of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex, located in West Virginia, and for which the Partnership served as manager. The Rhino Eastern joint venture was dissolved in January 2015. The 2014 financial results are shown since the joint venture owned, and the Partnership operated, this mining complex during the year. The Rhino Western segment includes the Partnership's underground mine in the Western Bituminous region at its Castle Valley mining complex in Utah. The Illinois Basin segment includes the Partnership's underground mine, preparation plant and river loadout facility at its Pennyrile mining complex located in western Kentucky, as well as its Taylorville field reserves located in central Illinois. The Pennyrile mining complex began production and sales in mid-2014.

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

        The Partnership has historically accounted for the Rhino Eastern joint venture (formed in the year ended December 31, 2008) under the equity method. Under the equity method of accounting, the Partnership has historically only presented limited information (net income). The Partnership considered this operation to comprise a separate operating segment prior to its dissolution in January 2015 and has presented additional operating detail (with corresponding eliminations and adjustments to reflect its percentage of ownership) below. Since this equity method investment met the significance test of ten percent of net income or loss in 2014, the Partnership has presented additional summarized financial information for this equity method investment below.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

21. SEGMENT INFORMATION (Continued)

        Reportable segment results of operations and financial position for the year ended December 31, 2015 are as follows (Note: "DD&A" refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total assets	$227,880	$17,218	$37,198	$82,700	$39,671	$404,667
Total revenues	67,942	63,273	35,322	38,641	1,568	206,746
DD&A	12,641	7,562	6,314	5,928	736	33,181
Interest expense	2,040	522	315	597	1,527	5,001
Net Income (loss) from continuing operations	$(14,212)	$(20,487)	$(4,560)	$(13,807)	$(2,900)	$(55,966)

        Reportable segment results of operations and financial position for the year ended December 31, 2014 are as follows:

					Eastern Met
	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Complete Basis	Equity Method Eliminations	Equity Method Presentation*	Other	Total Consolidated
	(in thousands)
Total assets	$247,362	$52,822	$42,173	$80,126	$42,100	$(42,100)	$—	$50,855	$473,338
Total revenues	109,432	71,472	44,081	9,755	21,722	(21,722)	—	4,317	239,057
DD&A	20,224	7,574	6,021	2,286	1,860	(1,860)	—	1,128	37,233
Interest expense	2,055	473	329	343	81	(81)	—	2,508	5,708
Net Income (loss) from continuing operations	$(33,019)	$2,101	$(22,822)	$(6,411)	$(12,208)	$5,982	$(12,089)	$(9,053)	$(81,293)

*
For the year ended December 31, 2014, the equity method net loss from continuing operations for Rhino Eastern includes the $5.9 million impairment charge for the joint venture that was discussed earlier.

        Additional summarized financial information for the equity method investment as of and for the periods ended December 31, 2015 and 2014 is as follows:

	2015	2014 (Unaudited)
	(in thousands)
Current assets	$—	$3,641
Noncurrent assets	—	38,459
Current liabilities	—	3,629
Noncurrent liabilities	—	3,202
Total costs and expenses	—	33,850
(Loss)/income from operations	—	(12,128)

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

21. SEGMENT INFORMATION (Continued)

        Additional information on the Partnership's revenue by product category for the periods ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(in thousands)
Met coal revenue	$15,391	$26,058
Steam coal revenue	155,683	176,823
Other revenue	35,672	36,176

Total revenue	$206,746	$239,057

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2015:
Revenues	$56,184	$56,765	$54,153	$39,644
(Loss) from operations	(3,748)	(6,959)	(7,994)	(32,644)
Net (loss) from continuing operations	(4,562)	(8,112)	(9,306)	(33,986)
Income from discontinued operations	722	—	—	—

Net (loss)	$(3,840)	$(8,112)	$(9,306)	$(33,986)
Basic and diluted net (loss)/income per limited partner unit:
Common units:
Net (loss) per unit from continuing operations	$(0.15)	$(0.27)	$(0.31)	$(1.14)
Net income per unit from discontinued operations	0.02	—	—	—

Net (loss) per common unit, basic and diluted	$(0.13)	$(0.27)	$(0.31)	$(1.14)
Subordinated units:
Net (loss) per unit from continuing operations	$(0.17)	$(0.27)	$(0.31)	$(1.14)
Net income per unit from discontinued operations	0.02	—	—	—

Net (loss) per subordinated unit, basic and diluted	$(0.15)	$(0.27)	$(0.31)	$(1.14)
Weighted average number of limited partner units outstanding, basic:
Common units	16,692	16,702	16,706	16,756
Subordinated units	12,397	12,397	12,397	12,393
Weighted average number of limited partner units outstanding, diluted:
Common units	16,692	16,702	16,706	16,756
Subordinated units	12,397	12,397	12,397	12,393

(1)
Fourth quarter 2015 results include approximately $27.1 million of asset impairment and related charges.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

22. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(in thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
2014:
Revenues	$59,942	$55,886	$61,359	$61,870
Income from operations	(868)	(4,445)	(6,108)	(52,726)
Net (loss)/ income from continuing operations	(4,966)	(6,826)	(8,864)	(60,636)
Income from discontinued operations	130,511	(52)	(43)	(74)

Net (loss)/income	$125,545	$(6,878)	$(8,907)	$(60,710)
Basic and diluted net (loss)/income per limited partner unit:
Common units:
Net income per unit from continuing operations	$0.02	$(0.05)	$(0.28)	$(2.03)
Net income per unit from discontinued operations	4.40	(0.00)	(0.00)	(0.00)

Net income per common unit, basic and diluted	$4.42	$(0.05)	$(0.28)	$(2.03)
Subordinated units:
Net income per unit from continuing operations	$(0.43)	$(0.49)	$(0.33)	$(2.08)
Net income per unit from discontinued operations	4.40	(0.00)	(0.00)	(0.00)

Net income per subordinated unit, basic and diluted	$3.97	$(0.49)	$(0.33)	$(2.08)
Weighted average number of limited partner units outstanding, basic:
Common units	16,667	16,677	16,681	16,685
Subordinated units	12,397	12,397	12,397	12,397
Weighted average number of limited partner units outstanding, diluted:
Common units	16,673	16,677	16,681	16,685
Subordinated units	12,397	12,397	12,397	12,397

(1)
Fourth quarter 2014 results include approximately $45.3 million of asset impairment and related charges as well as an approximate $5.9 million charge for the impairment of the Partnership's equity investment in the Rhino Eastern joint venture.