Form 10-Q
period 2016-06-30
Rhino Resource Partners LP
filed 2016-08-11
CIK 1490630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission files number 001-34892

RHINO RESOURCE PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	27-2377517
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

424 Lewis Hargett Circle, Suite 250 Lexington, KY	40503
(Address of principal executive offices)	(Zip Code)

(859) 389-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of August 8, 2016, 7,905,799 common units and 1,235,534 subordinated units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15	$78
Accounts receivable, net of allowance for doubtful accounts ($166 as of June 30, 2016 and $166 as of December 31, 2015)	13,234	14,569
Inventories	7,859	8,570
Advance royalties, current portion	849	753
Prepaid expenses and other	4,145	5,474
Total current assets	26,102	29,444
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	476,932	604,514
Less accumulated depreciation, depletion and amortization	(270,038)	(271,007)
Net property, plant and equipment	206,894	333,507
Advance royalties, net of current portion	7,708	7,326
Investment in unconsolidated affiliates	7,473	7,578
Intangible assets	489	505
Other non-current assets	28,915	26,307
TOTAL	$277,581	$404,667
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,537	$9,336
Accrued expenses and other	12,223	14,102
Current portion of long-term debt	288	41,479
Current portion of asset retirement obligations	1,646	767
Current portion of postretirement benefits	-	45
Total current liabilities	25,694	65,729
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	40,225	2,595
Asset retirement obligations, net of current portion	22,722	22,980
Other non-current liabilities	43,468	45,435
Total non-current liabilities	106,415	71,010
Total liabilities	132,109	136,739
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	140,483	253,312
Subscription receivable from limited partners	(4,000)	-
General partner	8,989	9,821
Accumulated other comprehensive income	-	4,795
Total partners’ capital	145,472	267,928
TOTAL	$277,581	$404,667

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
REVENUES:
Coal sales	$39,106	$48,469	$75,786	$94,025
Freight and handling revenues	581	668	1,210	1,207
Other revenues	3,053	7,628	6,173	17,717
Total revenues	42,740	56,765	83,169	112,949
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	33,860	47,318	63,311	93,470
Freight and handling costs	516	670	1,066	1,205
Depreciation, depletion and amortization	5,931	8,596	12,178	17,448
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,986	4,913	8,040	9,329
Loss on asset impairments	118,705	2,179	118,705	2,179
(Gain)/loss on sale/disposal of assets—net	(25)	48	(295)	25
Total costs and expenses	162,973	63,724	203,005	123,656
(LOSS) FROM OPERATIONS	(120,233)	(6,959)	(119,836)	(10,707)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(1,725)	(1,313)	(3,299)	(2,270)
Interest income and other	31	36	64	38
Equity in net (loss)/income of unconsolidated affiliates	(26)	124	(105)	265
Total interest and other (expense)	(1,720)	(1,153)	(3,340)	(1,967)
NET (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(121,953)	(8,112)	(123,176)	(12,674)
INCOME TAXES	-	-	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(121,953)	(8,112)	(123,176)	(12,674)
DISCONTINUED OPERATIONS (NOTE 3)
Income from discontinued operations	-	-	-	722
NET (LOSS)	(121,953)	(8,112)	(123,176)	(11,952)
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	-	(44)	(4,796)	(89)
COMPREHENSIVE (LOSS)	$(121,953)	$(8,156)	$(127,972)	$(12,041)

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(808)	$(162)	$(832)	$(253)
Net income from discontinued operations	-	-	-	14
General partner’s interest in net (loss)/income	$(808)	$(162)	$(832)	$(239)
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(104,558)	$(4,563)	$(89,511)	$(7,128)
Net income from discontinued operations	-	-	-	406
Common unitholders’ interest in net (loss)/income	$(104,558)	$(4,563)	$(89,511)	$(6,722)
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(16,587)	$(3,387)	$(32,833)	$(5,293)
Net income from discontinued operations	-	-	-	302
Subordinated unitholders’ interest in net (loss)/income	$(16,587)	$(3,387)	$(32,833)	$(4,991)
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(13.42)	$(2.73)	$(26.57)	$(4.18)
Net income per unit from discontinued operations	-	-	-	0.24
Net (loss)/income per common unit, basic	$(13.42)	$(2.73)	$(26.57)	$(3.94)
Subordinated units
Net (loss) per unit from continuing operations	$(13.42)	$(2.73)	$(26.57)	$(4.38)
Net income per unit from discontinued operations	-	-	-	0.24
Net (loss)/income per subordinated unit, basic	$(13.42)	$(2.73)	$(26.57)	$(4.14)
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(13.42)	$(2.73)	$(26.57)	$(4.18)
Net income per unit from discontinued operations	-	-	-	0.24
Net (loss)/income per common unit, diluted	$(13.42)	$(2.73)	$(26.57)	$(3.94)
Subordinated units
Net (loss) per unit from continuing operations	$(13.42)	$(2.73)	$(26.57)	$(4.38)
Net income per unit from discontinued operations	-	-	-	0.24
Net (loss)/income per subordinated unit, diluted	$(13.42)	$(2.73)	$(26.57)	$(4.14)

Distributions paid per limited partner unit (1)	$-	$0.02	$-	$0.07
Weighted average number of limited partner units outstanding, basic:
Common units	7,788	1,670	3,368	1,669
Subordinated units	1,236	1,240	1,236	1,240
Weighted average number of limited partner units outstanding, diluted:
Common units	7,788	1,670	3,368	1,669
Subordinated units	1,236	1,240	1,236	1,240

(1) No distributions were paid on the subordinated units for the three and six months ended June 30, 2016 and 2015

See notes to unaudited condensed consolidated financial statements

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(123,176)	$(11,952)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,178	17,448
Accretion on asset retirement obligations	763	1,101
Accretion on interest-free debt	-	51
Amortization of deferred revenue	(718)	(1,673)
Amortization of advance royalties	570	398
Amortization of debt issuance costs	998	738
Amortization of actuarial gain	(4,796)	(89)
Provision for doubtful accounts	-	362
Equity in net loss/(income) of unconsolidated affiliates	105	(265)
Distributions from unconsolidated affiliate	-	232
Loss on retirement of advance royalties	140	28
Loss on asset impairments	118,705	2,179
(Gain) on sale/disposal of assets—net	(295)	(696)
Equity-based compensation	520	33
Changes in assets and liabilities:
Accounts receivable	1,371	2,309
Inventories	710	(2,528)
Advance royalties	(1,188)	(937)
Prepaid expenses and other assets	(697)	1,754
Accounts payable	1,676	1,505
Accrued expenses and other liabilities	(2,626)	1,444
Asset retirement obligations	(142)	(172)
Postretirement benefits	(45)	120
Net cash provided by operating activities	4,053	11,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,362)	(7,843)
Proceeds from sales of property, plant, and equipment	341	1,094
Return of capital from unconsolidated affiliates	-	35
Net cash used in investing activities	(4,021)	(6,714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	48,800	50,900
Repayments on line of credit	(52,250)	(52,750)
Repayments on long-term debt	(111)	(51)
Distributions to unitholders	(24)	(1,267)
General partner’s contributions	-	1
Payments on debt issuance costs	(1,510)	(2,062)
Limited partner contributions	5,000	-
Net cash used in financing activities	(95)	(5,229)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(63)	(553)
CASH AND CASH EQUIVALENTS—Beginning of period	78	626
CASH AND CASH EQUIVALENTS—End of period	$15	$73

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of June 30, 2016, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

On March 21, 2016, the Partnership and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 60,000,000 common units in the Partnership to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of the General Partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, the Partnership has the option to rescind Royal’s purchase of 13,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If the Partnership fails to exercise a Rescission Right, in each case, the Partnership has the option to repurchase 13,333,333 common units at $0.30 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that the Operating Company has entered into an agreement to extend the Amended and Restated Credit Agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $0.15. On May 13, 2016, Royal paid the Partnership the $3.0 million promissory note installment that was due July 31, 2016. The payment was made in relation to the fifth amendment of the Amended and Restated Credit Agreement completed on May 13, 2016. See Note 9 for more information on the fifth amendment to the Amended and Restated Credit Agreement.

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

As previously reported, on December 17, 2015, the Partnership was notified by the NYSE that the NYSE had determined to commence proceedings to delist its common units from the NYSE as a result of the Partnership’s failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. The NYSE also suspended the trading of the Partnership’s common units at the close of trading on December 17, 2015. On January 4, 2016, the Partnership filed an appeal with the NYSE to review the suspension and delisting determination of its common units. The NYSE held a hearing regarding the Partnership’s appeal on April 20, 2016 and affirmed its prior decision to delist the Partnership’s common units. On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist the Partnership’s common units and terminate the registration of the Partnership’s common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. The Partnership’s common units continued to trade on the OTCQB Marketplace under the ticker symbol “RHNOD” until May 16, 2016, at which time the OTCQB ticker symbol reverted to “RHNO.”

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

In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies, which engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in Muskie did not result in any gain or loss. As of June 30, 2016 and 2015, the Partnership has recorded its investment in Mammoth of $1.9 million as a long-term asset, which the Partnership records as a cost method investment based upon its ownership percentage. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in the joint venture and results of operations under the equity method. The Partnership recorded its proportionate share of the operating (loss) for Sturgeon for the three and six months ended June 30, 2016 of approximately ($26,000) and ($0.1) million, respectively. The Partnership recorded its proportionate share of the operating income for Sturgeon for the three and six months ended June 30, 2015 of approximately $0.1 million and $0.3 million, respectively. The Partnership has included the operating activities of Sturgeon in its Other category for segment reporting purposes.

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

3. DISCONTINUED OPERATIONS

Utica Shale Oil and Natural Gas Assets

Beginning in 2011, the Partnership and an affiliate of Wexford Capital participated with Gulfport to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale, which consisted of a 5% interest in a total of approximately 152,300 gross acres, or approximately 7,615 net acres. In March 2014, the Partnership completed a purchase and sale agreement with Gulfport to sell the Partnership’s oil and natural gas properties in the Utica Shale region. In addition, in January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC (“Blackhawk”) of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment discussed above, the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. In February 2015, the Partnership received approximately $0.7 million in additional proceeds from the sale by Blackhawk that had been held in escrow. For the six months ended June 30, 2015, the Partnership recorded the $0.7 million in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income. The gain from the Blackhawk transaction is included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership’s unaudited condensed consolidated statements of cash flows. The proceeds from the Blackhawk transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership’s unaudited condensed consolidated statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Other prepaid expenses	$474	$682
Debt issuance costs—net	-	2,155
Prepaid insurance	2,495	1,492
Prepaid leases	57	80
Supply inventory	955	901
Deposits	164	164
Total Prepaid expenses and other	$4,145	$5,474

Debt issuance costs were included in Prepaid expenses and other current assets as of December 31, 2015 since the Partnership classified its credit facility balance as a current liability prior to the fifth amendment to the credit facility completed in May 2016. See Note 7 for further information on debt issuance costs and accumulated amortization of debt issuance costs as of June 30, 2016 and December 31, 2015. See Note 9 for further information on the amendments to the amended and restated senior secured credit facility.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2016 and December 31, 2015 are summarized by major classification as follows:

	Useful Lives	June 30, 2016	December 31, 2015
		(in thousands)
Land and land improvements		$23,752	$24,157
Mining and other equipment and related facilities	2 - 20 Years	305,606	306,609
Mine development costs	1 - 15 Years	60,340	67,277
Coal properties	1 - 15 Years	85,087	203,791
Construction work in process		2,147	2,680
Total		476,932	604,514
Less accumulated depreciation, depletion and amortization		(270,038)	(271,007)
Net		$206,894	$333,507

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$5,031	$7,391	$10,327	$14,968
Depletion expense for coal properties and oil and natural gas properties	532	727	1,114	1,534
Amortization expense for mine development costs	379	558	782	1,081
Amortization expense for intangible assets	8	20	16	40
Amortization expense for asset retirement costs	(19)	(100)	(61)	(175)
Total depreciation, depletion and amortization	$5,931	$8,596	$12,178	$17,448

Asset Impairment

The Partnership’s Elk Horn coal leasing company is located in eastern Kentucky and provides the Partnership with coal royalty revenues from coal properties owned by Elk Horn and leased to third party operators. The ongoing weakness in the central Appalachia steam coal markets has adversely affected the price and demand for steam coal produced by operators that mine coal on the Elk Horn properties. Thus, Elk Horn’s royalty revenues have also declined as the operators produce less coal and prices for steam are depressed. During the second quarter of 2016, the Partnership received an inquiry from a third party interested in purchasing Elk Horn. Based upon the price offered by the third party and the continued deterioration of the central Appalachia steam coal markets that has adversely affected Elk Horn’s financial results, the Partnership decided to evaluate the Elk Horn assets for potential impairment as of June 30, 2016. The Partnership’s impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the third party. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, the Partnership recorded total asset impairment charges of approximately $118.7 million related to Coal properties for the three and six months ended June 30, 2016, which is recorded on the Loss on asset impairments line of the unaudited condensed consolidated statements of operations and comprehensive income.

6. GOODWILL AND INTANGIBLE ASSETS

ASC Topic 350 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under the provisions of ASC Topic 350, goodwill and other intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually.

Intangible assets as of June 30, 2016 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Trade Name	$184	$46	$138
Customer List	470	119	351
Total	$654	$165	$489

Intangible assets as of December 31, 2015 consisted of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount
	(in thousands)
Trade Name	$184	$42	$142
Customer List	470	107	363
Total	$654	$149	$505

The Partnership considers the trade name and customer list intangible assets to have a useful life of twenty years and are amortized over their useful life on a straight-line basis.

Amortization expense for the three and six months ended June 30, 2016 and 2015 is included in the depreciation, depletion and amortization table included in Note 5. The future total amortization expense for each of the five succeeding years related to intangible assets that are currently recorded in the unaudited condensed consolidated statement of financial position is estimated to be as follows at June 30, 2016:

		Customer
	Trade Name	List	Total
		(in thousands)
2016 (from Jul 1 to Dec 31)	$4	$12	$16
2017	9	23	32
2018	9	23	32
2019	9	23	32
2020	9	23	32

7. OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Deposits and other	$154	$138
Debt issuance costs—net	2,555	-
Non-current receivable	23,908	23,908
Note Receivable	2,064	2,000
Deferred expenses	234	261
Total	$28,915	$26,307

Debt issuance costs were included in Prepaid expenses and other current assets as of December 31, 2015 since the Partnership classified its credit facility balance as a current liability prior to the fifth amendment to the credit facility completed in May 2016 and discussed further below (see Note 4 for Prepaid expenses and other current assets). Debt issuance costs were $13.1 million and $11.6 million as of June 30, 2016 and December 31, 2015, respectively. Accumulated amortization of debt issuance costs were $10.5 million and $9.4 million as of June 30, 2016 and December 31, 2015, respectively.

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

In May 2016, the Partnership entered into a fifth amendment of its amended and restated senior secured credit facility that reduced the borrowing commitment to $75 million. As part of executing the fifth amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $1.2 million to the lenders in May 2016, which was recorded as an addition to Debt issuance costs. The Partnership wrote-off approximately $0.1 million of its remaining unamortized debt issuance costs since the fifth amendment reduced the borrowing commitment under the amended and restated senior secured credit facility. See Note 9 for further information on the amendments to the amended and restated senior secured credit facility.

The non-current receivable balance of $23.9 million as of June 30, 2016 and December 31, 2015 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $23.9 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Payroll, bonus and vacation expense	$1,451	$1,447
Non income taxes	3,576	3,774
Royalty expenses	1,466	1,566
Accrued interest	1,120	575
Health claims	839	817
Workers’ compensation & pneumoconiosis	1,150	1,150
Deferred revenues	1,800	2,260
Accrued insured litigation claims	302	266
Other	519	2,247
Total	$12,223	$14,102

The $0.3 million accrued for insured litigation claims as of June 30, 2016 and December 31, 2015 consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis, as a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

9. DEBT

Debt as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$37,750	$41,200
Other notes payable	2,763	2,874
Total	40,513	44,074
Less current portion	(288)	(41,479)
Long-term debt	$40,225	$2,595

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April 2015, March 2016 and May 2016, the amended and restated credit facility was amended and the borrowing commitment under the facility was reduced to $75 million, with the amount available for letters of credit reduced to $30 million. Borrowings under the facility bear interest, which per the March 2016 amendment described further below, is based upon the current PRIME rate plus an applicable margin of 3.50%. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the twelve-month period ended June 30, 2016. Per the May 2016 amendment described further below, the amended and restated senior secured credit facility is set to expire on July 31, 2017, with the possibility to extend the facility to December 31, 2017 if certain conditions are met as described below.

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

At June 30, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $37.8 million at a variable interest rate of PRIME plus 3.50% (7.00% at June 30, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 5.00% at June 30, 2016. Based upon a maximum borrowing capacity of 7.25 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $6.7 million at June 30, 2016.

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Balance at beginning of period (including current portion)	$23,747	$29,883
Accretion expense	763	2,082
Adjustment resulting from addition of property	-	1,235
Adjustment resulting from disposal of property (1)	-	(6,861)
Adjustments to the liability from annual recosting and other	-	(2,078)
Liabilities settled	(142)	(514)
Balance at end of period	24,368	23,747
Less current portion of asset retirement obligation	(1,646)	(767)
Long-term portion of asset retirement obligation	$22,722	$22,980

(1)	The ($6.9) million adjustment for the year ended December 31, 2015 relates to the sale of the Partnership’s Deane mining complex.

11. EMPLOYEE BENEFITS

In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan that provided healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

On December 10, 2015, the Partnership notified the employees at its Hopedale operations that healthcare benefits from the postretirement benefit plan would cease on January 31, 2016. The negative plan amendment that arose on December 10, 2015 resulted in an approximate $6.5 million prior service cost benefit. The Partnership amortized the prior service cost benefit over the remaining term of the benefits provided through January 31, 2016. For the six months ended June 30, 2016, the Partnership recognized a benefit of approximately $3.9 million from the plan amendment in the Cost of operations line of the unaudited condensed consolidated statements of operations and comprehensive income.

Net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Service costs	$-	$67	$-	$135
Interest cost	-	51	-	101
Amortization of (gain)	-	(44)	(4,796)	(89)
Total	$-	$74	$(4,796)	$147

For the three and six months ended June 30, 2016 and 2015, net periodic benefit costs, including the amortization of actuarial gain included in the table above, are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and six months ended June 30, 2016 and 2015 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
401(k) plan expense	$405	$595	$713	$1,153

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

As of June 30, 2016, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters from 2012 through 2015 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

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

During the three months ended June 30, 2016, the General Partner granted fully vested common units to its board of directors as well as certain members of management. The Partnership recognized approximately $0.6 million of expense for the three months ended June 30, 2016 in relation to the common units granted.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2016, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016 Q3-Q4	1,702	13
2017	1,826	4
2018	414	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2016 and 2015 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Lease expense	$1,049	$1,298	$2,092	$2,419
Royalty expense	$2,606	$3,592	$4,948	$6,426

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the six months ended June 30, 2016 or 2015.

The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest. The Partnership did not make any capital contributions to the Sturgeon joint venture during the six months ended June 30, 2016 or 2015.

14. EARNINGS PER UNIT (“EPU”)

On April 18, 2016, the Partnership completed a 1-for-10 reverse split on its common units and subordinated units. The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended June 30, 2016 and 2015, which include the retrospective application of the 1-for-10 reverse unit split:

Three months ended June 30, 2016	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(808)	$(104,558)	$(16,587)
Net income from discontinued operations	-	-	-
Total interest in net (loss)	$(808)	$(104,558)	$(16,587)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$-	$-	$-
Net income from discontinued operations	-	-	-
Interest in net income	$-	$-	$-
Interest in net (loss) for EPU purposes:
Net (loss) from continuing operations	$(808)	$(104,558)	$(16,587)
Net income from discontinued operations	-	-	-
Interest in net (loss)	$(808)	$(104,558)	$(16,587)
Denominator:
Weighted average units used to compute basic EPU	n/a	7,788	1,236
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	-	-
Dilutive securities for net income from discontinued operations	n/a	-	-
Total dilutive securities	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	7,788	1,236

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(13.42)	$(13.42)
Net income per unit from discontinued operations	n/a	-	-
Net (loss) per common unit, basic	n/a	$(13.42)	$(13.42)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(13.42)	$(13.42)
Net income per unit from discontinued operations	n/a	-	-
Net (loss) per common unit, diluted	n/a	$(13.42)	$(13.42)

Six months ended June 30, 2016	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(832)	$(89,511)	$(32,833)
Net income from discontinued operations	-	-	-
Total interest in net (loss)	$(832)	$(89,511)	$(32,833)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$-	$-	$-
Net income from discontinued operations	-	-	-
Interest in net income/(loss)	$-	$-	$-
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(832)	$(89,511)	$(32,833)
Net income from discontinued operations	-	-	-
Interest in net (loss)	$(832)	$(89,511)	$(32,833)
Denominator:
Weighted average units used to compute basic EPU	n/a	3,368	1,236
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	-	-
Dilutive securities for net income from discontinued operations	n/a	-	-
Total dilutive securities	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	3,368	1,236

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(26.57)	$(26.57)
Net income per unit from discontinued operations	n/a	-	-
Net income per common unit, basic	n/a	$(26.57)	$(26.57)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(26.57)	$(26.57)
Net income per unit from discontinued operations	n/a	-	-
Net income per common unit, diluted	n/a	$(26.57)	$(26.57)

Three months ended June 30, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(162)	$(4,563)	$(3,387)
Net income from discontinued operations	-	-	-
Total interest in net (loss)	$(162)	$(4,563)	$(3,387)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$-	$-	$-
Net income from discontinued operations	-	-	-
Interest in net income/(loss)	$-	$-	$-
Interest in net (loss) for EPU purposes:
Net (loss) from continuing operations	$(162)	$(4,563)	$(3,387)
Net income from discontinued operations	-	-	-
Interest in net (loss)	$(162)	$(4,563)	$(3,387)
Denominator:
Weighted average units used to compute basic EPU	n/a	1,670	1,240
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	-	-
Dilutive securities for net income from discontinued operations	n/a	-	-
Total dilutive securities	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	1,670	1,240

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(2.73)	$(2.73)
Net income per unit from discontinued operations	n/a	-	-
Net (loss) per common unit, basic	n/a	$(2.73)	$(2.73)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(2.73)	$(2.73)
Net income per unit from discontinued operations	n/a	-	-
Net (loss) per common unit, diluted	n/a	$(2.73)	$(2.73)

Six months ended June 30, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(253)	$(7,128)	$(5,293)
Net income from discontinued operations	14	406	302
Total interest in net income	$(239)	$(6,722)	$(4,991)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$5	$140	$(145)
Net income from discontinued operations	-	-	-
Interest in net income/(loss)	$5	$140	$(145)
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(248)	$(6,988)	$(5,438)
Net income from discontinued operations	14	406	302
Interest in net income	$(234)	$(6,582)	$(5,136)
Denominator:
Weighted average units used to compute basic EPU	n/a	1,669	1,240
Effect of dilutive securities — LTIP awards:
Dilutive securities for net income from continuing operations and discontinued operations	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	1,669	1,240

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$(4.18)	$(4.38)
Net income per unit from discontinued operations	n/a	0.24	0.24
Net income per common unit, basic	n/a	$(3.94)	$(4.14)
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$(4.18)	$(4.38)
Net income per unit from discontinued operations	n/a	0.24	0.24
Net income per common unit, diluted	n/a	$(3.94)	$(4.14)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred total net losses for the three and six months ended June 30, 2016 and 2015, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive.

15. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues (Note: customers with “n/a” had revenue below the 10% threshold in any period where this is indicated):

	June 30, 2016	December 31, 2015	Six months ended	Six months ended
	Receivable Balance	Receivable Balance	June 30, 2016 Sales	June 30, 2015 Sales
	(in thousands)
PPL Corporation	$1,274	$1,881	$20,624	16,335
PacifiCorp Energy	1,009	1,969	10,511	11,810
Big Rivers Electric Corporation	686	n/a	10,119	n/a
NRG Energy, Inc. (fka GenOn Energy, Inc.)	n/a	-	n/a	16,336

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at June 30, 2016.

As of June 30, 2016, the Partnership had a nonrecurring fair value measurement related to its Elk Horn asset impairment as described in Note 5. The nonrecurring fair value measurement for the Elk Horn asset impairment described in Note 5 as of June 30, 2016 was a Level 2 measurement. For the year ended December 31, 2015, the Partnership had nonrecurring fair value measurements related to its asset impairment actions. The nonrecurring fair value measurements for the asset impairments for the year ended December 31, 2015 were Level 3 measurements.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 excludes approximately $1.2 million and $0.4 million, respectively, of property additions, which are recorded in accounts payable.

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

18. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. The Partnership also leases coal reserves to third parties in exchange for royalty revenues. For the three and six months ended June 30, 2016, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia, along with the Elk Horn coal leasing operations), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

Reportable segment results of operations for the three months ended June 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$6,756	$11,581	$8,324	$16,000	$79	$42,740
DD&A	1,707	811	1,404	1,867	142	5,931
Interest expense	696	101	102	256	570	1,725
Net income (loss) from continuing operations	$(122,199)	$1,858	$(30)	$(747)	$(835)	$(121,953)

Reportable segment results of operations for the six months ended June 30, 2016 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$13,467	$20,733	$17,921	$30,880	$168	$83,169
DD&A	3,635	1,764	2,815	3,680	284	12,178
Interest expense	1,268	230	188	461	1,152	3,299
Net income (loss) from continuing operations	$(125,948)	$5,839	$(627)	$(1,437)	$(1,003)	$(123,176)

Reportable segment results of operations for the three months ended June 30, 2015 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$19,013	$16,757	$10,092	$10,583	$320	$56,765
DD&A	3,392	1,958	1,619	1,436	191	8,596
Interest expense	456	122	67	136	532	1,313
Net income (loss) from continuing operations	$(3,824)	$1,505	$(1,232)	$(2,648)	$(1,913)	$(8,112)

Reportable segment results of operations for the six months ended June 30, 2015 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$41,263	$34,088	$18,552	$17,762	$1,284	$112,949
DD&A	7,340	3,805	3,229	2,650	424	17,448
Interest expense	847	236	130	255	802	2,270
Net income (loss) from continuing operations	$(4,054)	$2,684	$(2,529)	$(7,188)	$(1,587)	$(12,674)

19. SUBSEQUENT EVENTS

On July 7, 2016, the Partnership executed an agreement with the third party that held the approximately $2.8 million of other notes payable, as detailed in Note 9, to settle the debt for $1.1 million of cash consideration. The Partnership paid the $1.1 million in July 2016 and will recognize an approximate $1.7 million gain from the extinguishment of this debt.

For the quarter ended June 30, 2016, the Partnership continued the suspension of the cash distribution for its common units, which was initially suspended for the quarter ended June 30, 2015. No distribution will be paid for common or subordinated units for the quarter ended June 30, 2016. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership’s limited partnership agreement. The Partnership initially lowered its quarterly common unit distribution below the minimum level of $0.445 per unit with the quarter ended September 30, 2014. Thus, the Partnership’s distributions for each of the quarters ended September 30, 2014 through the quarter ended June 30, 2016 were below the minimum level and the current amount of accumulated arrearages as of June 30, 2016 related to the common unit distribution was approximately $114.2 million.

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

For the three and six months ended June 30, 2016, we generated revenues of approximately $42.8 million and $83.2 million, respectively, and we generated net losses of approximately $121.9 million and $123.2 million, respectively. For the three months ended June 30, 2016, we produced and sold approximately 0.8 million tons of coal, of which approximately 96% were sold pursuant to supply contracts. For the six months ended June 30, 2016, we produced and sold approximately 1.6 million tons of coal, of which approximately 95% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of June 30, 2016, our available liquidity was $6.7 million, which consisted of the amount available under our amended and restated credit agreement dated July 29, 2011 (as amended and restated, the “Amended and Restated Credit Agreement”). On May 13, 2016, we entered into a fifth amendment of the Amended and Restated Credit Agreement (the “Fifth Amendment”), which extends the term of the Amended and Restated Credit Agreement to July 31, 2017 (see “—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for further details of the Fifth Amendment).

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

Recent Developments

Asset Impairment

Our Elk Horn coal leasing company is located in eastern Kentucky and provides us with coal royalty revenues from coal properties owned by Elk Horn and leased to third party operators. The ongoing weakness in the central Appalachia steam coal markets has adversely affected the price and demand for steam coal produced by operators that mine coal on the Elk Horn properties. Thus, Elk Horn’s royalty revenues have also declined as the operators produce less coal and prices for steam are depressed. During the second quarter of 2016, we received an inquiry from a third party interested in purchasing Elk Horn. Based upon the price offered by the third party and the continued deterioration of the central Appalachia steam coal markets that has adversely affected Elk Horn’s financial results, we decided to evaluate the Elk Horn assets for potential impairment as of June 30, 2016. Our impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the third party. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, we recorded total asset impairment charges of approximately $118.7 million for the three and six months ended June 30, 2016.

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

Private Placement of Common Units to Royal

On March 21, 2016, we and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we issued 60,000,000 of our common units to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of our general partner determine that we do not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, we have the option to rescind Royal’s purchase of 13,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If we fail to exercise a Rescission Right, in each case, we have the option to repurchase 13,333,333 of our common units at $0.30 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that we have entered into an agreement to extend the amended and restated credit agreement to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $0.15. On May 13, 2016, Royal paid us the $3.0 million promissory note installment that was due July 31, 2016. The payment was made in relation to the fifth amendment of the Amended and Restated Credit Agreement completed on May 13, 2016, which is discussed further below.

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

On May 13, 2016, we entered into the Fifth Amendment of the Amended and Restated Credit Agreement, which extended the term to July 31, 2017 (see “—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for further details of the Fourth and Fifth Amendments).

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

On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist our common units and terminate the registration of our common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. The Partnership’s common units continued to trade on the OTCQB Marketplace under the ticker symbol “RHNOD” until May 16, 2016, at which time the OTCQB ticker symbol reverted to “RHNO.”

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the current quarter ended June 30, 2016, we have suspended the cash distribution for our common units. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the historical quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in our limited partnership agreement. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we suspended the distribution for the quarters ended June 30, 2015 through June 30, 2016, we have accumulated arrearages at June 30, 2016 related to the common unit distribution of approximately $114.2 million.

Cana Woodford

We had an oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. During the second quarter of 2015, we received unsolicited offers from third parties to purchase this oil and natural gas investment. We evaluated these offers in contemplation of a potential sale of these mineral rights. Due to the receipt of these offers and our potential sale of these mineral rights, we evaluated the appropriate held for sale accounting criteria to determine if the Cana Woodford mineral rights should be classified as held for sale as of June 30, 2015. Based on this evaluation, we determined these mineral rights met the held for sale criteria at June 30, 2015 and, accordingly, these mineral rights were written down to their estimated fair value. Due to the determination that the mineral rights met the held for sale criteria, we recorded an impairment charge of approximately $2.2 million for the Cana Woodford mineral rights during the three months ended June 30, 2015.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of June 30, 2016, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016 Q3-Q4	1,702	13
2017	1,826	4
2018	414	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of June 30, 2016, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of June 30, 2016, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. We resumed mining operations at a majority of our Central Appalachia operations during the three months ended March 31, 2016, but certain Central Appalachia mining operations have remained idle as we seek acceptable coal sales contracts that will allow mining to resume at these specific operations. Additionally, our Central Appalachia segment includes our Elk Horn coal leasing operations. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of June 30, 2016. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of June 30, 2016. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Statement of Operations Data:
Total revenues	$42.8	$56.8	$83.2	$112.9
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	33.9	47.3	63.3	93.5
Freight and handling costs	0.5	0.7	1.1	1.2
Depreciation, depletion and amortization	5.9	8.6	12.2	17.4
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.0	4.9	8.0	9.3
Loss on asset impairments	118.7	2.2	118.7	2.2
(Gain) on sale/disposal of assets-net	-	-	(0.3)	-
(Loss) from operations	(120.2)	(6.9)	(119.8)	(10.7)
Interest and other (expense)/income:
Interest expense	(1.7)	(1.3)	(3.3)	(2.3)
Interest income	-	-	-	-
Equity in net (loss)/income of unconsolidated affiliates	-	0.1	(0.1)	0.3
Total interest and other (expense)	(1.7)	(1.2)	(3.4)	(2.0)
Net (loss) from continuing operations	(121.9)	(8.1)	(123.2)	(12.7)
Net income from discontinued operations	-	-	-	0.7
Net (loss)	$(121.9)	$(8.1)	$(123.2)	$(12.0)

Other Financial Data
Adjusted EBITDA from continuing operations	$4.5	$4.1	$11.1	$9.6
Net income from discontinued operations	-	-	-	0.7
Total Adjusted EBITDA	$4.5	$4.1	$11.1	$10.3

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Summary. For the three months ended June 30, 2016, our total revenues decreased to $42.8 million from $56.8 million for the three months ended June 30, 2015, which is a 24.7% decrease. We sold approximately 0.8 million tons of coal for the three months ended June 30, 2016, which is a 18.5% decrease compared to the tons of coal sold for the three months ended June 30, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in worldwide steel production due to ongoing global economic weakness, particularly in China.

Net loss from continuing operations increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. We generated a net loss from continuing operations of approximately $121.9 million for the three months ended June 30, 2016 compared to a net loss from continuing operations of approximately $8.1 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, our total net loss from continuing operations was impacted by an asset impairment charge of $118.7 million related to our Elk Horn coal leasing company discussed earlier. For the three months ended June 30, 2015, our total net loss from continuing operations was impacted by an asset impairment charge of $2.2 million related to our Cana Woodford mineral rights discussed earlier.

Adjusted EBITDA from continuing operations increased to $4.5 million for the three months ended June 30, 2016 from $4.1 million for the three months ended June 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the lower net loss generated year-to-year, once the impact of the asset impairments discussed above are removed from the net losses generated.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2016	June 30, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	88.2	233.3	(145.1)	(62.2)%
Northern Appalachia	161.2	252.8	(91.6)	(36.2)%
Rhino Western	215.1	268.2	(53.1)	(19.8)%
Illinois Basin	333.5	224.8	108.7	48.3%
Total *	798.0	979.1	(181.1)	(18.5)%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 0.8 million tons of coal for the three months ended June 30, 2016, which was a 18.5% decrease compared to the three months ended June 30, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 62.2% to approximately 0.1 million tons for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a decrease in steam coal tons sold in the three months ended June 30, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 36.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 19.8% for the three months ended June 30, 2016 compared to the same period in 2015 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 48.3% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2016	June 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$5.6	$13.7	$(8.1)	(59.4)%
Freight and handling revenues	-	-	-	n/a
Other revenues	1.2	5.3	(4.1)	(77.6)%
Total revenues	$6.8	$19.0	$(12.2)	(64.5)%
Coal revenues per ton*	$63.03	$58.65	$4.38	7.5%
Northern Appalachia
Coal revenues	$9.2	$14.3	$(5.1)	(35.7)%
Freight and handling revenues	0.6	0.7	(0.1)	(13.0)%
Other revenues	1.8	1.8	-	2.2%
Total revenues	$11.6	$16.8	$(5.2)	(30.9)%
Coal revenues per ton*	$57.21	$56.77	$0.44	0.8%
Rhino Western
Coal revenues	$8.3	$10.1	$(1.8)	(17.4)%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$8.3	$10.1	$(1.8)	(17.5)%
Coal revenues per ton*	$38.70	$37.59	$1.11	3.0%
Illinois Basin
Coal revenues	$16.0	$10.4	$5.6	54.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	0.2	(0.2)	n/a
Total revenues	$16.0	$10.6	$5.4	51.2%
Coal revenues per ton*	$47.98	$46.07	$1.91	4.1%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.1	0.3	(0.2)	(75.5)%
Total revenues	$0.1	$0.3	$(0.2)	(75.5)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$39.1	$48.5	$(9.4)	(19.3)%
Freight and handling revenues	0.6	0.7	(0.1)	(13.0)%
Other revenues	3.1	7.6	(4.5)	(60.0)%
Total revenues	$42.8	$56.8	$(14.0)	(24.7)%
Coal revenues per ton*	$49.01	$49.51	$(0.50)	(1.0)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the three months ended June 30, 2016 decreased by approximately $9.4 million, or 19.3%, to approximately $39.1 million from approximately $48.5 million for the three months ended June 30, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Central Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton was $49.01 for the three months ended June 30, 2016, a decrease of $0.50, or 1.0%, from $49.51 per ton for the three months ended June 30, 2015. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $8.1 million, or 59.4%, to approximately $5.6 million for the three months ended June 30, 2016 from approximately $13.7 million for the three months ended June 30, 2015. This decrease was primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment increased by $4.38, or 7.5%, to $63.03 per ton for the three months ended June 30, 2016 as compared to $58.65 for the three months ended June 30, 2015, primarily due to a higher mix of higher priced met coal tons sold as steam coal tons decreased year-to-year due to ongoing weak demand for steam coal from this region.

For our Northern Appalachia segment, coal revenues were approximately $9.2 million for the three months ended June 30, 2016, a decrease of approximately $5.1 million, or 35.7%, from approximately $14.3 million for the three months ended June 30, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due weak demand for coal from the Northern Appalachia region during the three months ended June 30, 2016. Coal revenues per ton for our Northern Appalachia segment was primarily flat at $57.21 per ton for the three months ended June 30, 2016 as compared to $56.77 per ton for the three months ended June 30, 2015.

For our Rhino Western segment, coal revenues decreased by approximately $1.8 million, or 17.4%, to approximately $8.3 million for the three months ended June 30, 2016 from approximately $10.1 million for the three months ended June 30, 2015, primarily due to a decrease in tons sold due to decreased customer demands at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment were $38.70 for the three months ended June 30, 2016, an increase of $1.11, or 3.0%, from $37.59 for the three months ended June 30, 2015. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended June 30, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $16.0 million for the three months ended June 30, 2016 increased by approximately $5.6 million, or 54.5%, compared to $10.4 million for the three months ended June 30, 2015. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment was $47.98 for the three months ended June 30, 2016, an increase of $1.91, or 4.1%, from $46.07 for the three months ended June 30, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category decreased to approximately $0.1 million for the three months ended June 30, 2016 as compared to approximately $0.3 million for the three months ended June 30, 2015. This decrease in revenue was primarily due to the decreased business activity in our ancillary businesses and oil and natural gas investments.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended June 30, 2016	Three months ended June 30, 2015	Increase (Decrease) %*
Met coal tons sold	30.7	48.4	(36.6)%
Steam coal tons sold	57.5	184.9	(68.9)%
Total tons sold	88.2	233.3	(62.2)%

Met coal revenue	$2,569	$3,961	(35.1)%
Steam coal revenue	$2,990	$9,718	(69.2)%
Total coal revenue	$5,559	$13,679	(59.4)%

Met coal revenues per ton	$83.72	$81.83	2.3%
Steam coal revenues per ton	$51.99	$52.57	(1.1)%
Total coal revenues per ton	$63.03	$58.65	7.5%

Met coal tons produced	41.8	77.7	(46.2)%
Steam coal tons produced	70.2	188.5	(62.8)%
Total tons produced	112.0	266.2	(57.9)%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2016	June 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$3.0	$12.8	$(9.8)	(76.6)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.7	3.4	(1.7)	(49.7)%
Selling, general and administrative	3.7	4.7	(1.0)	(20.7)%
Cost of operations per ton*	$33.95	$54.95	$(21.00)	(38.2)%

Northern Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.8	$11.7	$(3.9)	(32.9)%
Freight and handling costs	0.5	0.7	(0.2)	(23.0)%
Depreciation, depletion and amortization	0.8	2.0	(1.2)	(58.6)%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$48.66	$46.26	$2.40	5.2%

Rhino Western

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.4	$9.2	$(2.8)	(30.7)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.4	1.6	(0.2)	(13.3)%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$29.54	$34.16	$(4.62)	(13.5)%

Illinois Basin

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.8	$10.9	$2.9	25.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.9	1.4	0.5	30.0%
Selling, general and administrative	0.1	-	0.1	n/a
Cost of operations per ton*	$41.38	$48.74	$(7.36)	(15.1)%

Other

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$2.9	$2.7	$0.2	6.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.2	(0.1)	(25.6)%
Selling, general and administrative	0.2	0.2	-	14.4%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$33.9	$47.3	$(13.4)	(28.4)%
Freight and handling costs	0.5	0.7	(0.2)	(23.0)%
Depreciation, depletion and amortization	5.9	8.6	(2.7)	(31.0)%
Selling, general and administrative	4.0	4.9	(0.9)	(18.9)%
Cost of operations per ton*	$42.43	$48.33	$(5.90)	(12.2)%

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

Cost of Operations. Total cost of operations was $33.9 million for the three months ended June 30, 2016 as compared to $47.3 million for the three months ended June 30, 2015. Our cost of operations per ton was $42.43 for the three months ended June 30, 2016, a decrease of $5.90, or 12.2%, from the three months ended June 30, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia as we reduced production in these regions in response to weak market demand, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Central Appalachia segment as we produced coal from lower cost operations during the three months ended June 30, 2016 compared to the same period in 2015.

Our cost of operations for the Central Appalachia segment decreased by $9.8 million, or 76.6%, to $3.0 million for the three months ended June 30, 2016 from $12.8 million for the three months ended June 30, 2015. Total cost of operations decreased year-to-year since we decreased production during the three months ended June 30, 2016 in response to weak market conditions. Our cost of operations per ton of $33.95 for the three months ended June 30, 2016 was a reduction of 38.2% compared to $54.95 per ton for the three months ended June 30, 2015, as we produced coal from lower cost operations during the three months ended June 30, 2016.

In our Northern Appalachia segment, our cost of operations decreased by $3.9 million, or 32.9%, to $7.8 million for the three months ended June 30, 2016 from $11.7 million for the three months ended June 30, 2015. The decrease in cost of operations was due to reduced production in this region in response to weak market demand. Our cost of operations per ton was $48.66 for the three months ended June 30, 2016, an increase of $2.40, or 5.2%, compared to $46.26 for the three months ended June 30, 2015. Cost of operations per ton increased slightly primarily due to fixed operating costs being allocated to lower production and sales tons for the three months ended June 30, 2016 compared to the prior period.

Our cost of operations for the Rhino Western segment decreased by $2.8 million, or 30.7%, to $6.4 million for the three months ended June 30, 2016 from $9.2 million for the three months ended June 30, 2015. Total cost of operations decreased for the three months ended June 30, 2016 compared to the same period in 2015 due to decreased tons produced and sold from our Castle Valley operation due to weak customer demand. Our cost of operations per ton was $29.54 for the three months ended June 30, 2016, a decrease of $4.62, or 13.5%, compared to $34.16 for the three months ended June 30, 2015. Cost of operations per ton decreased for the three months ended June 30, 2016 compared to the same period in 2015 due to lower maintenance and other costs incurred at our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $13.8 million while cost of operations per ton was $41.38 for the three months ended June 30, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended June 30, 2015, cost of operations in our Illinois Basin segment was $10.9 million and cost of operations per ton was $48.74. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category was relatively flat at $2.9 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Freight and Handling. Total freight and handling cost was relatively flat at $0.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2016 was $5.9 million as compared to $8.6 million for the three months ended June 30, 2015.

For the three months ended June 30, 2016, our depreciation cost decreased to $5.0 million compared to $7.4 million for the three months ended June 30, 2015. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment in the current quarter compared to the prior year as we disposed of excess equipment in this region.

For the three months ended June 30, 2016, our depletion cost decreased to $0.5 million compared to $0.7 million for the three months ended June 30, 2015. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the three months ended June 30, 2016, our amortization cost was relatively flat at $0.4 million compared to $0.5 million for the three months ended June 30, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2016 decreased to $4.0 million as compared to $4.9 million for the three months ended June 30, 2015. This decrease was primarily attributable to lower corporate overhead expenses for the three months ended June 30, 2016 compared to the prior period.

Interest Expense. Interest expense for the three months ended June 30, 2016 increased to $1.7 million as compared to $1.3 million for the three months ended June 30, 2015. This increase was primarily due to higher interest rates on our senior secured credit facility along with the write-off of approximately $0.1 million of our unamortized debt issuance costs during the three months ended June 30, 2016. This write-off was due to an amendment of our credit facility during the three months ended June 30, 2016 that reduced the borrowing capacity from $80 million to $75 million. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement” section that follows for more information on this amendment.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	June 30, 2016	June 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(122.2)	$(3.8)	$(118.4)
Northern Appalachia	1.8	1.5	0.3
Rhino Western	-	(1.2)	1.2
Illinois Basin	(0.7)	(2.7)	2.0
Other	(0.8)	(1.9)	1.1
Total	$(121.9)	$(8.1)	$(113.8)

For the three months ended June 30, 2016, total net loss from continuing operations was a loss of approximately $121.9 million compared to net loss from continuing operations of approximately $8.1 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, our total net loss from continuing operations was impacted by an asset impairment charge of $118.7 million related to our Elk Horn coal leasing company discussed earlier.

For our Central Appalachia segment, net loss from continuing operations was approximately $122.2 million for the three months ended June 30, 2016, a $118.4 million larger net loss as compared to the three months ended June 30, 2015, which was primarily related to the $118.7 million asset impairment charge for Elk Horn discussed earlier. Net income from continuing operations in our Northern Appalachia segment increased by $0.3 million to $1.8 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015. This increase was primarily due to reducing costs at our Northern Appalachia operations. Net income/loss from continuing operations in our Rhino Western segment was at a break-even level for the three months ended June 30, 2016, compared to a net loss from continuing operations of $1.2 million for the three months ended June 30, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the three months ended June 30, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $0.7 million for the three months ended June 30, 2016, which was an improvement of $2.0 million compared to the three months ended June 30, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $0.8 million for the three months ended June 30, 2016 as compared to net loss from continuing operations of $1.9 million for the three months ended June 30, 2015. This decrease in net loss year to year was primarily due to the $2.2 million asset impairment charges incurred for the three months ended June 30, 2015 related to our Cana Woodford oil and gas properties.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended June 30, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	June 30, 2016	June 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(1.0)	$0.1	$(1.1)
Northern Appalachia	2.7	3.6	(0.9)
Rhino Western	1.5	0.5	1.0
Illinois Basin	1.4	(1.1)	2.5
Other	(0.1)	1.0	(1.1)
Total	$4.5	$4.1	$0.4

Adjusted EBITDA from continuing operations for the three months ended June 30, 2016 was $4.5 million, an increase of $0.4 million from the three months ended June 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the lower net loss generated year-to-year discussed above, once the impact of the asset impairments discussed above are removed from the net losses generated. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Summary. For the six months ended June 30, 2016, our total revenues decreased to $83.2 million from $112.9 million for the six months ended June 30, 2015, which is a 26.4% decrease. We sold approximately 1.6 million tons of coal for the six months ended June 30, 2016, which is a 14.2% decrease compared to the tons of coal sold for the six months ended June 30, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam and met coal markets for the six months ended June 30, 2016 was due to the same factors discussed earlier.

Net loss from continuing operations increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We generated a net loss from continuing operations of approximately $123.2 million for the six months ended June 30, 2016 compared to a net loss from continuing operations of approximately $12.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, our total net loss from continuing operations was impacted by an asset impairment charge of $118.7 million related to our Elk Horn coal leasing company discussed earlier, but was also benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Net loss from continuing operations for the six months ended June 30, 2015 was impacted by the $2.2 million asset impairment charge incurred for our Cana Woodford oil and gas properties discussed above.

Adjusted EBITDA from continuing operations increased to $11.1 million for the six months ended June 30, 2016 from $9.6 million for the six months ended June 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the $3.9 million prior service cost benefit discussed above.

Including the loss from discontinued operations of approximately $0.7 million, our total net loss and Adjusted EBITDA for the six months ended June 30, 2015 were $12.0 million and $10.3 million, respectively. We did not incur a gain or loss from discontinued operations for the six months ended June 30, 2016.

Tons Sold. The following table presents tons of coal sold by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months	Six months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2016	June 30, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	188.3	470.2	(281.9)	(60.0)%
Northern Appalachia	283.7	503.7	(220.0)	(43.7)%
Rhino Western	467.0	497.4	(30.4)	(6.1)%
Illinois Basin	649.2	380.8	268.4	70.5%
Total *	1,588.2	1,852.1	(263.9)	(14.2)%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.6 million tons of coal for the six months ended June 30, 2016, which was a 14.2% decrease compared to the six months ended June 30, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 60% to approximately 0.2 million tons for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to a decrease in steam coal tons sold in the six months ended June 30, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 43.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to customers delaying their contracted shipments. Coal sales from our Rhino Western segment decreased by approximately 6.1% for the six months ended June 30, 2016 compared to the same period in 2015 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 70.5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2016	June 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$11.2	$28.9	$(17.7)	(61.4)%
Freight and handling revenues	-	-	-	n/a
Other revenues	2.3	12.4	(10.1)	(81.4)%
Total revenues	$13.5	$41.3	$(27.8)	(67.4)%
Coal revenues per ton*	$59.29	$61.45	$(2.16)	(3.5)%
Northern Appalachia
Coal revenues	$15.9	$29.1	$(13.2)	(45.4)%
Freight and handling revenues	1.2	1.2	-	0.3%
Other revenues	3.6	3.8	(0.2)	(35.7)%
Total revenues	$20.7	$34.1	$(13.4)	(39.2)%
Coal revenues per ton*	$55.95	$57.68	$(1.73)	(3.0)%
Rhino Western
Coal revenues	$17.9	$18.5	$(0.6)	(3.3)%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$17.9	$18.5	$(0.6)	(3.4)%
Coal revenues per ton*	$38.37	$37.27	$1.10	2.9%
Illinois Basin
Coal revenues	$30.8	$17.5	$13.3	75.8%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	0.2	(0.1)	(78.8)%
Total revenues	$30.9	$17.7	$13.2	73.9%
Coal revenues per ton*	$47.49	$46.05	$1.44	3.1%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.2	1.3	(1.1)	(86.9)%
Total revenues	$0.2	$1.3	$(1.1)	(86.9)%
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$75.8	$94.0	$(18.2)	(19.4)%
Freight and handling revenues	1.2	1.2	-	0.3%
Other revenues	6.2	17.7	(11.5)	(65.2)%
Total revenues	$83.2	$112.9	$(29.7)	(26.4)%
Coal revenues per ton*	$47.72	$50.77	$(3.05)	(6.0)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the six months ended June 30, 2016 decreased by approximately $18.2 million, or 19.4%, to approximately $75.8 million from approximately $94.0 million for the six months ended June 30, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Central Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton was $47.72 for the six months ended June 30, 2016, a decrease of $3.05, or 6.0%, from $50.77 per ton for the six months ended June 30, 2015. This decrease in coal revenues per ton was primarily the result of lower prices for steam coal sold in Central Appalachia, as well as a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $17.7 million, or 61.4%, to approximately $11.2 million for the six months ended June 30, 2016 from approximately $28.9 million for the six months ended June 30, 2015. This decrease was primarily due to fewer steam coal tons sold and a decrease in the price for steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment decreased by $2.16, or 3.5%, to $59.29 per ton for the six months ended June 30, 2016 as compared to $61.45 for the six months ended June 30, 2015, primarily due to lower prices from weak demand for steam coal sold.

For our Northern Appalachia segment, coal revenues were approximately $15.9 million for the six months ended June 30, 2016, a decrease of approximately $13.2 million, or 45.4%, from approximately $29.1 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due to customers delaying their contracted shipments during the six months ended June 30, 2016. Coal revenues per ton for our Northern Appalachia segment decreased by $1.73, or 3.0%, to $55.95 per ton for the six months ended June 30, 2016 as compared to $57.68 per ton for the six months ended June 30, 2015. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased by approximately $0.6 million, or 3.3%, to approximately $17.9 million for the six months ended June 30, 2016 from approximately $18.5 million for the six months ended June 30, 2015, primarily due to a decrease in tons sold due to decreased customer demands at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment were $38.37 for the six months ended June 30, 2016, an increase of $1.10, or 2.9%, from $37.27 for the six months ended June 30, 2015. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the six months ended June 30, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $30.8 million for the six months ended June 30, 2016 increased by approximately $13.3 million, or 75.8%, compared to $17.5 million for the six months ended June 30, 2015. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $47.49 for the six months ended June 30, 2016, an increase of $1.44, or 3.1%, from $46.05 for the six months ended June 30, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category decreased to approximately $0.2 million for the six months ended June 30, 2016 as compared to approximately $1.3 million for the six months ended June 30, 2015. This decrease in revenue was primarily due to the decreased business activity in our ancillary businesses and oil and natural gas investments.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Six months ended June 30, 2016	Six months ended June 30, 2015	Increase (Decrease) %*
Met coal tons sold	47.0	126.7	(62.9)%
Steam coal tons sold	141.3	343.5	(58.9)%
Total tons sold	188.3	470.2	(60.0)%

Met coal revenue	$3,899	$10,019	(61.1)%
Steam coal revenue	$7,263	$18,878	(61.5)%
Total coal revenue	$11,162	$28,897	(61.4)%

Met coal revenues per ton	$82.99	$79.09	4.9%
Steam coal revenues per ton	$51.41	$54.95	(6.4)%
Total coal revenues per ton	$59.29	$61.45	(3.5)%

Met coal tons produced	57.7	175.2	(67.1)%
Steam coal tons produced	138.7	356.6	(61.1)%
Total tons produced	196.4	531.8	(63.1)%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2016	June 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.0	$25.7	$(19.7)	(76.6)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	3.6	7.3	(3.7)	(50.5)%
Selling, general and administrative	7.5	8.8	(1.3)	(14.2)%
Cost of operations per ton*	$31.84	$54.58	$(22.74)	(41.7)%

Northern Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$10.7	$24.7	$(14.0)	(56.7)%
Freight and handling costs	1.1	1.2	(0.1)	(11.5)%
Depreciation, depletion and amortization	1.8	3.8	(2.0)	(53.6)%
Selling, general and administrative	0.1	0.1	-	(33.2)%
Cost of operations per ton*	$37.70	$49.05	$(11.35)	(23.1)%

Rhino Western

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.5	$16.9	$(2.4)	(13.9)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.8	3.2	(0.4)	(12.8)%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$31.13	$33.95	$(2.82)	(8.3)%

Illinois Basin

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$26.5	$20.8	$5.7	27.2%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	3.7	2.7	1.0	38.9%
Selling, general and administrative	0.1	-	0.1	n/a
Cost of operations per ton*	$40.79	$54.65	$(13.86)	(25.4)%

Other

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.6	$5.4	$0.2	3.8%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.3	0.4	(0.1)	(33.1)%
Selling, general and administrative	0.3	0.4	(0.1)	(13.6)%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$63.3	$93.5	$(30.2)	(32.3)%
Freight and handling costs	1.1	1.2	(0.1)	(11.5)%
Depreciation, depletion and amortization	12.2	17.4	(5.2)	(30.2)%
Selling, general and administrative	8.0	9.3	(1.3)	(13.8)%
Cost of operations per ton*	$39.86	$50.47	$(10.61)	(21.0)%

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

Cost of Operations. Total cost of operations was $63.3 million for the six months ended June 30, 2016 as compared to $93.5 million for the six months ended June 30, 2015. Our cost of operations per ton was $39.86 for the six months ended June 30, 2016, a decrease of $10.61, or 21.0%, from the six months ended June 30, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia as we reduced production in these regions in response to weak market demand, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Pennyrile mine in the Illinois Basin as we increased and optimized production during the six months ended June 30, 2016 compared to the same period in 2015, as well as the $3.9 million benefit in Northern Appalachia during the six months ended June 30, 2016 from the prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Central Appalachia segment decreased by $19.7 million, or 76.6%, to $6.0 million for the six months ended June 30, 2016 from $25.7 million for the six months ended June 30, 2015. Total cost of operations decreased year-to-year since we decreased production during the six months ended June 30, 2016 in response to weak market conditions. Our cost of operations per ton of $31.84 for the six months ended June 30, 2016 was a reduction of 41.7% compared to $54.58 per ton for the six months ended June 30, 2015, as we produced coal from lower cost operations during the six months ended June 30, 2016.

In our Northern Appalachia segment, our cost of operations decreased by $14.0 million, or 56.7%, to $10.7 million for the six months ended June 30, 2016 from $24.7 million for the six months ended June 30, 2015. Our cost of operations per ton was $37.70 for the six months ended June 30, 2016, a decrease of $11.35, or 23.1%, compared to $49.05 for the six months ended June 30, 2015. The decrease in cost of operations and cost of operations per ton was primarily due to the $3.9 million prior service cost benefit during the six months ended June 30, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Rhino Western segment decreased by $2.4 million, or 13.9%, to $14.5 million for the six months ended June 30, 2016 from $16.9 million for the six months ended June 30, 2015. Our cost of operations per ton was $31.13 for the six months ended June 30, 2016, a decrease of $2.82, or 8.3%, compared to $33.95 for the six months ended June 30, 2015. Total cost of operations and cost of operations per ton decreased for the six months ended June 30, 2016 compared to the same period in 2015 due to lower maintenance and other costs from our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $26.5 million while cost of operations per ton was $40.79 for the six months ended June 30, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the six months ended June 30, 2015, cost of operations in our Illinois Basin segment was $20.8 million and cost of operations per ton was $54.65. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category was relatively flat at $5.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Freight and Handling. Total freight and handling cost was relatively flat at $1.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2016 was $12.2 million as compared to $17.4 million for the six months ended June 30, 2015.

For the six months ended June 30, 2016, our depreciation cost decreased to $10.3 million compared to $15.0 million for the six months ended June 30, 2015. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment in the current quarter compared to the prior year as we disposed of excess equipment in this region.

For the six months ended June 30, 2016, our depletion cost decreased to $1.1 million compared to $1.5 million for the six months ended June 30, 2015. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in the current quarter compared to the prior year.

For the six months ended June 30, 2016, our amortization cost was relatively flat at $0.8 million compared to $0.9 million for the six months ended June 30, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the six months ended June 30, 2016 decreased to $8.0 million as compared to $9.3 million for the six months ended June 30, 2015. This decrease was primarily attributable to lower corporate overhead expenses for the six months ended June 30, 2016 compared to the prior period.

Interest Expense. Interest expense for the six months ended June 30, 2016 increased to $3.3 million as compared to $2.3 million for the six months ended June 30, 2015. This increase was primarily due to higher interest rates on our senior secured credit facility along with the write-off of approximately $0.3 million of our unamortized debt issuance costs during the six months ended June 30, 2016. This write-off was due to the fourth and fifth amendments of our credit facility during the six months ended June 30, 2016 that reduced the borrowing capacity from $100 million to $75 million. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement” section that follows for more information on these amendments.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2016	June 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(125.9)	$(4.1)	$(121.8)
Northern Appalachia	5.8	2.7	3.1
Rhino Western	(0.6)	(2.5)	1.9
Illinois Basin	(1.5)	(7.2)	5.7
Other	(1.0)	(1.6)	0.6
Total	$(123.2)	$(12.7)	$(110.5)

For the six months ended June 30, 2016, total net loss from continuing operations was a loss of approximately $123.2 million compared to net loss from continuing operations of approximately $12.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, our total net loss from continuing operations was impacted by an asset impairment charge of $118.7 million related to our Elk Horn coal leasing company discussed earlier, but was also benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Including our income from discontinued operations of approximately $0.7 million, our total net loss for the six months ended June 30, 2015 was approximately $12.0 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $125.9 million for the six months ended June 30, 2016, a $121.8 million larger net loss as compared to the six months ended June 30, 2015, which was primarily related to the $118.7 million asset impairment charge for Elk Horn discussed earlier. Net income from continuing operations in our Northern Appalachia segment increased by $3.1 million to $5.8 million for the six months ended June 30, 2016 from $2.7 million for the six months ended June 30, 2015. This increase was primarily due the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Net loss from continuing operations in our Rhino Western segment was a loss of $0.6 million for the six months ended June 30, 2016, compared to a net loss from continuing operations of $2.5 million for the six months ended June 30, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the six months ended June 30, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $1.5 million for the six months ended June 30, 2016, which was an improvement of $5.7 million compared to the six months ended June 30, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $1.0 million for the six months ended June 30, 2016 as compared to a net loss from continuing operations of $1.6 million for the six months ended June 30, 2015. This decrease in results year to year was primarily due to the $2.2 million asset impairment charge incurred during the six months ended June 30, 2015 for our Cana Woodford oil and gas properties discussed earlier.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the six months ended June 30, 2016 and 2015:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2016	June 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(2.2)	$4.4	$(6.6)
Northern Appalachia	7.8	6.7	1.1
Rhino Western	2.4	0.9	1.5
Illinois Basin	2.7	(4.3)	7.0
Other	0.4	1.9	(1.5)
Total	$11.1	$9.6	$1.5

Adjusted EBITDA from continuing operations for the six months ended June 30, 2016 was $11.1 million, an increase of $1.5 million from the six months ended June 30, 2015. Adjusted EBITDA from continuing operations increased period to period due to the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Adjusted EBITDA for the six months ended June 30, 2015 was $10.3 million once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(122.2)	$1.8	$-	$(0.7)	$(0.8)	$(121.9)
Plus:
DD&A	1.7	0.8	1.4	1.9	0.1	5.9
Interest expense	0.7	0.1	0.1	0.2	0.6	1.7
EBITDA from continuing operations†	$(119.8)	$2.7	$1.5	$1.4	$(0.1)	$(114.3)
Plus: Provision for doubtful accounts (1)	0.1	-	-	-	-	0.1
Plus: Non-cash asset impairment (2)	118.7	-	-	-	-	118.7
Adjusted EBITDA from continuing operations†	(1.0)	2.7	1.5	1.4	(0.1)	4.5
Net income from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$(1.0)	$2.7	$1.5	$1.4	$(0.1)	$4.5

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(125.9)	$5.8	$(0.6)	$(1.5)	$(1.0)	$(123.2)
Plus:
DD&A	3.6	1.8	2.8	3.7	0.3	12.2
Interest expense	1.3	0.2	0.2	0.5	1.1	3.3
EBITDA from continuing operations† **	$(121.0)	$7.8	$2.4	$2.7	$0.4	$(107.7)
Plus: Provision for doubtful accounts (1)	0.1	-	-	-	-	0.1
Plus: Non-cash asset impairment (2)	118.7	-	-	-	-	118.7
Adjusted EBITDA from continuing operations†	(2.2)	7.8	2.4	2.7	0.4	11.1
Net income from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$(2.2)	$7.8	$2.4	$2.7	$0.4	$11.1

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(3.8)	$1.5	$(1.2)	$(2.7)	$(1.9)	$(8.1)
Plus:
DD&A	3.4	2.0	1.6	1.4	0.2	8.6
Interest expense	0.4	0.1	0.1	0.2	0.5	1.3
EBITDA from continuing operations†	$-	$3.6	$0.5	$(1.1)	$(1.2)	$1.8
Plus: Provision for doubtful accounts (1)	0.1	-	-	-	-	0.1
Plus: Non-cash asset impairment (2)	-	-	-	-	2.2	2.2
Adjusted EBITDA from continuing operations†	0.1	3.6	0.5	(1.1)	1.0	4.1
Net income from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$0.1	$3.6	$0.5	$(1.1)	$1.0	$4.1

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(4.1)	$2.7	$(2.5)	$(7.2)	$(1.6)	$(12.7)
Plus:
DD&A	7.3	3.8	3.2	2.7	0.4	17.4
Interest expense	0.9	0.2	0.2	0.2	0.8	2.3
EBITDA from continuing operations† **	$4.1	$6.7	$0.9	$(4.3)	$(0.3)	$7.1
Plus: Provision for doubtful accounts (1)	0.3	-	-	-	-	0.3
Plus: Non-cash asset impairment (2)	-	-	-	-	2.2	2.2
Adjusted EBITDA from continuing operations†	4.4	6.7	0.9	(4.3)	1.9	9.6
Net income from discontinued operations	-	-	-	-	-	0.7
Adjusted EBITDA †	$4.4	$6.7	$0.9	$(4.3)	$1.9	$10.3

*	Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

**	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	During the three and six months ended June 30, 2016, we recorded a provision for doubtful accounts of approximately $0.1 million related to Elk Horn lessee customers in Central Appalachia. During the three and six months ended June 30, 2015, we recorded provisions for doubtful accounts of approximately $0.1 million and $0.3 million, respectively, related to Elk Horn lessee customers in Central Appalachia. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	For the three and six months ended June 30, 2016, we recorded an asset impairment loss of approximately $118.7 million for our Elk Horn coal leasing company that was discussed earlier. For the three and six months ended June 30, 2015, we recorded an asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since we classified this asset as held for sale as of June 30, 2015. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in millions)
Net cash provided by operating activities	$5.3	$9.4	$4.1	$11.4
Plus:
Increase in net operating assets	-	-	1.0	-
Gain on sale of assets	0.1	-	0.3	0.7
Amortization of deferred revenue	0.6	1.1	0.7	1.7
Amortization of actuarial gain	-	-	4.8	0.1
Interest expense	1.7	1.3	3.3	2.3
Equity in net income of unconsolidated affiliate	-	0.1	-	0.3
Less:
Decrease in net operating assets	1.4	6.4	-	3.4
Accretion on interest-free debt	-	-	-	0.1
Amortization of advance royalties	0.3	0.2	0.6	0.4
Amortization of debt issuance costs	0.4	0.5	1.0	0.7
Loss on retirement of advanced royalties	-	-	0.1	-
Loss on asset impairments	118.7	2.2	118.7	2.2
Provision for doubtful accounts	0.1	0.1	0.1	0.3
Equity-based compensation	0.5	-	0.5	-
Accretion on asset retirement obligations	0.4	0.6	0.7	1.1
Distribution from unconsolidated affiliates	-	-	-	0.2
Equity in net loss of unconsolidated affiliates	0.1	-	0.1	-
EBITDA†	$(114.2)	$1.9	$(107.6)	$8.1
Plus: Loss on asset impairments (1)	118.7	2.2	118.7	2.2
Adjusted EBITDA† **	4.5	4.1	11.1	10.3
Less: Net income from discontinued operations	-	-	-	0.7
Adjusted EBITDA from continuing operations †	$4.5	$4.1	$11.1	$9.6

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

**	Totals may not foot due to rounding.

(1)	For the three and six months ended June 30, 2016, we recorded an asset impairment loss of approximately $118.7 million for our Elk Horn coal leasing company that was discussed earlier. For the three and six months ended June 30, 2015, we recorded an asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since we classified this asset as held for sale as of June 30, 2015. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

Liquidity and Capital Resources

Liquidity

The principal indicators of our liquidity are our cash on hand and availability under our Amended and Restated Credit Agreement. As of June 30, 2016, our available liquidity was $6.7 million, which was comprised of our availability under our credit agreement.

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

On March 17, 2016, our Operating Company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a fourth amendment (the “Fourth Amendment”) of our Amended and Restated Credit Agreement. The Fourth Amendment amended the definition of change of control in the Amended and Restated Credit Agreement to permit Royal to purchase the membership interests of the General.

On May 13, 2016, we entered into the Fifth Amendment of the Amended and Restated Credit Agreement, which extended the term to July 31, 2017 (see “—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for further details of the Fourth and Fifth Amendments).

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

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations. For the quarter ended June 30, 2016, we continued the suspension of the cash distribution for our common units, which was initially suspended beginning with the quarter ended June 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the previous quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Cash Flows

Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2016 as compared to cash provided by operating activities of $11.4 million for the six months ended June 30, 2015. This decrease in cash provided by operating activities was primarily the result of ongoing weak coal market conditions discussed above for the six months ended June 30, 2016 as compared to 2015.

Net cash used for investing activities was $4.0 million for the six months ended June 30, 2016 as compared to cash used for investing activities of $6.7 million for the six months ended June 30, 2015. Net cash used for investing activities is primarily related to our capital expenditures necessary for maintaining our mining operations.

Net cash used in financing activities for the six months ended June 30, 2016 was $0.1 million, which was primarily attributable to net repayments on our revolving credit facility this period with the proceeds from limited partner contributions. Net cash used in financing activities for the six months ended June 30, 2015 was $5.2 million, which was primarily attributable to fees paid for the third amendment of our credit facility, as well as distributions paid to unitholders.

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

Actual maintenance capital expenditures for the six months ended June 30, 2016 were approximately $0.6 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2016 were approximately $3.8 million, which were primarily related to the payments for the final development of our new Riveredge mine on our Pennyrile property in western Kentucky.

Amended and Restated Credit Agreement

On July 29, 2011, we executed the Amended and Restated Credit Agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Amended and Restated Credit Agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million.

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

Our Amended and Restated Credit Agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the twelve months ended June 30, 2016, we are in compliance with respect to all covenants contained in the credit agreement.

On March 17, 2016, we entered into the Fourth Amendment of our Amended and Restated Credit Agreement. The Fourth Amendment amended the definition of change of control in the Amended and Restated Credit Agreement to permit Royal to purchase the membership interests of our general partner. The Fourth Amendment reduced the borrowing capacity under the credit facility to a maximum of $80 million and reduced the amount available for letters of credit to $30 million. The Fourth Amendment eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and established the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminated the capability to make Swing Loans under the facility and eliminated our ability to pay distributions to our common or subordinated unitholders. The Fourth Amendment altered the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment required us to maintain minimum liquidity of $5 million and minimum EBITDA (as defined in the credit agreement), calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limited the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve-month basis. The Fourth Amendment required us to provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the Administrative Agent.

On May 13, 2016, we entered into the Fifth Amendment of our Amended and Restated Credit Agreement that extended the term to July 31, 2017. Per the Fifth Amendment, the credit facility will be automatically extended to December 31, 2017 if revolving credit commitments are reduced to $55 million or less on or before July 31, 2017. The Fifth Amendment immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. The Fifth Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis in amounts equal to each of the following: (i) the face amount of any letter of credit that expires or whose face amount is reduced by any such dollar amount, (ii) the net proceeds received from any asset sales, (iii) the Royal scheduled capital contributions (as outline below), (iv) the net proceeds from the issuance of any equity by us up to $20.0 million (other than equity issued in exchange for any Royal contribution as outlined in the Securities Purchase Agreement or the Royal scheduled capital contributions to us as outlined below), and (v) the proceeds from the incurrence of any subordinated debt. The first $11 million of proceeds received from any equity issued by us described in clause (iv) above shall also satisfy the Royal scheduled capital contributions as outlined below. The Fifth Amendment requires Royal to contribute $2 million each quarter beginning September 30, 2016 through September 30, 2017 and $1 million on December 1, 2017, for a total of $11 million. The Fifth Amendment further reduces the revolving credit commitments as follows:

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

At June 30, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $37.8 million at a variable interest rate of PRIME plus 3.50% (7.00% at June 30, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 5.00% at June 30, 2016. Based upon a maximum borrowing capacity of 7.25 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $6.7 million at June 30, 2016. During the three month period ended June 30, 2016, we had average borrowings outstanding of approximately $42.6 million under our credit agreement.

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

As of June 30, 2016, we had $27.8 million in letters of credit outstanding, of which $22.4 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies and estimates as of June 30, 2016.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2016 is included in Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Membership Transfer Agreement between Rhino Eastern JV Holding Company LLC, Rhino Energy WV LLC, and Rhino Eastern LLC dated December 31, 2014, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 7, 2015

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Third Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2015, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on December 30, 2015

4.1	Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

4.2	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated May 13, 2016 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on May 16, 2016

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended June 30, 2016

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: August 11, 2016	By:	/s/ Joseph E. Funk
Joseph E. Funk
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Richard A. Boone
Richard A. Boone
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

