Form 10-Q
period 2016-09-30
Rhino Resource Partners LP
filed 2016-11-10
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of November 7, 2016, 7,905,799 common units and 1,235,534 subordinated units were outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes; declines in demand for electricity and coal; the consummation of the acquisition of Armstrong energy, Inc. from, and the transfer of 50% of our general partner to, Yorktown Partners LLC; our ability to realize the expected benefits of an acquisition of Armstrong Energy, Inc.; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; our ability to successfully diversify our operations into other non-coal natural resources; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2015, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36	$59
Accounts receivable, net of allowance for doubtful accounts ($0 as of September 30, 2016 and $0 as of December 31, 2015)	13,272	12,597
Inventories	8,807	8,570
Advance royalties, current portion	1,091	753
Prepaid expenses and other	6,854	5,467
Current assets held for sale	-	1,998
Total current assets	30,060	29,444
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	449,204	484,309
Less accumulated depreciation, depletion and amortization	(261,473)	(258,739)
Net property, plant and equipment	187,731	225,570
Advance royalties, net of current portion	7,697	7,172
Investment in unconsolidated affiliates	7,446	7,578
Other non-current assets	26,006	26,306
Non-current assets held for sale	-	108,596
TOTAL	$258,940	$404,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,789	$9,199
Accrued expenses and other	9,101	11,049
Current portion of long-term debt	-	41,479
Current portion of asset retirement obligations	1,430	767
Current portion of postretirement benefits	-	45
Current liabilities held for sale	-	930
Total current liabilities	19,320	63,469
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	30,350	2,595
Asset retirement obligations, net of current portion	22,600	22,310
Other non-current liabilities	42,964	44,765
Non-current liabilities held for sale	-	3,599
Total non-current liabilities	95,914	73,269
Total liabilities	115,234	136,738
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	136,722	253,312
Subscription receivable from limited partners	(2,000)	-
General partner	8,984	9,821
Accumulated other comprehensive income	-	4,795
Total partners’ capital	143,706	267,928
TOTAL	$258,940	$404,666

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
REVENUES:
Coal sales	$40,992	$45,468	$116,777	$139,493
Freight and handling revenues	424	735	1,634	1,942
Other revenues	1,999	5,693	5,947	16,899
Total revenues	43,415	51,896	124,358	158,334
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	35,249	47,678	98,105	139,733
Freight and handling costs	385	709	1,451	1,915
Depreciation, depletion and amortization	6,489	7,838	18,341	24,456
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,305	2,866	12,248	11,805
Loss on asset impairments	-	2,332	-	4,512
(Gain) on sale/disposal of assets—net	(125)	(453)	(420)	(435)
Total costs and expenses	46,303	60,970	129,725	181,986
INCOME/(LOSS) FROM OPERATIONS	(2,888)	(9,074)	(5,367)	(23,652)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(1,904)	(1,385)	(5,195)	(3,652)
Interest income and other	(54)	-	11	38
Gain on extinguishment of debt	1,663	-	1,663	-
Equity in net (loss)/income of unconsolidated affiliates	(27)	77	(132)	342
Total interest and other (expense)	(322)	(1,308)	(3,653)	(3,272)
NET (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(3,210)	(10,382)	(9,020)	(26,924)
INCOME TAXES	-	-	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(3,210)	(10,382)	(9,020)	(26,924)
DISCONTINUED OPERATIONS (NOTE 3)
(Loss)/income from discontinued operations	(575)	1,076	(117,940)	5,666
NET (LOSS)	(3,785)	(9,306)	(126,960)	(21,258)
Other comprehensive income:
Amortization of actuarial gain under ASC Topic 715	-	(44)	-	(133)
COMPREHENSIVE (LOSS)	$(3,785)	$(9,350)	$(126,960)	$(21,391)

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(21)	$(208)	$(87)	$(538)
Net income from discontinued operations	(4)	22	(750)	113
General partner’s interest in net (loss)/income	$(25)	$(186)	$(837)	$(425)
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(2,758)	$(5,840)	$(7,144)	$(15,143)
Net income from discontinued operations	(494)	605	(93,734)	3,187
Common unitholders’ interest in net (loss)/income	$(3,252)	$(5,235)	$(100,878)	$(11,956)
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(431)	$(4,334)	$(1,788)	$(11,243)
Net income from discontinued operations	(77)	449	(23,456)	2,366
Subordinated unitholders’ interest in net (loss)/income	$(508)	$(3,885)	$(25,244)	$(8,877)
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.35)	$(3.49)	$(1.45)	$(8.99)
Net income per unit from discontinued operations	(0.06)	0.36	(18.98)	1.91
Net (loss)/income per common unit, basic	$(0.41)	$(3.13)	$(20.43)	$(7.08)
Subordinated units
Net (loss) per unit from continuing operations	$(0.35)	$(3.49)	$(1.45)	$(9.19)
Net income per unit from discontinued operations	(0.06)	0.36	(18.98)	1.91
Net (loss)/income per subordinated unit, basic	$(0.41)	$(3.13)	$(20.43)	$(7.28)
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(0.35)	$(3.49)	$(1.45)	$(8.99)
Net income per unit from discontinued operations	(0.06)	0.36	(18.98)	1.91
Net (loss)/income per common unit, diluted	$(0.41)	$(3.13)	$(20.43)	$(7.08)
Subordinated units
Net (loss) per unit from continuing operations	$(0.35)	$(3.49)	$(1.45)	$(9.19)
Net income per unit from discontinued operations	(0.06)	0.36	(18.98)	1.91
Net (loss)/income per subordinated unit, diluted	$(0.41)	$(3.13)	$(20.43)	$(7.28)

Distributions paid per limited partner unit (1)	$-	$-	$-	$0.07
Weighted average number of limited partner units outstanding, basic:
Common units	7,906	1,671	4,937	1,670
Subordinated units	1,236	1,240	1,236	1,240
Weighted average number of limited partner units outstanding, diluted:
Common units	7,906	1,671	4,937	1,670
Subordinated units	1,236	1,240	1,236	1,240

(1) No distributions were paid on the subordinated units for the three and nine months ended September 30, 2016 and 2015

See notes to unaudited condensed consolidated financial statements

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM CONTINUING AND DISCONTINUED OPERATING ACTIVITIES:
Net (loss)	$(126,961)	$(21,259)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,753	25,695
Accretion on asset retirement obligations	1,141	1,651
Accretion on interest-free debt	-	-
Amortization of deferred revenue	(1,337)	(2,058)
Amortization of advance royalties	773	602
Amortization of debt issuance costs	1,976	1,079
Amortization of actuarial gain	(4,796)	(133)
Provision for doubtful accounts	2,000	496
Equity in net loss/(income) of unconsolidated affiliates	132	(342)
Distributions from unconsolidated affiliate	-	232
Loss on retirement of advance royalties	144	40
Loss on asset impairments	-	4,512
Loss on business disposal	119,160	-
(Gain) on sale/disposal of assets—net	(420)	(1,172)
Equity-based compensation	528	25
Changes in assets and liabilities:
Accounts receivable	(54)	3,308
Inventories	(237)	3,373
Advance royalties	(1,782)	(1,456)
Prepaid expenses and other assets	21	561
Accounts payable	(78)	(1,390)
Accrued expenses and other liabilities	(3,648)	421
Asset retirement obligations	(161)	(467)
Postretirement benefits	(45)	210
Net cash provided by operating activities	5,109	13,928
CASH FLOWS FROM CONTINUING AND DISCONTINUED INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,892)	(12,060)
Proceeds from sales of property, plant, and equipment	348	7,519
Proceeds from sale of Elk Horn	10,650
Return of capital from unconsolidated affiliates	-	35
Net cash used in investing activities	5,106	(4,506)
CASH FLOWS FROM CONTINUING AND DISCONTINUED FINANCING ACTIVITIES:
Borrowings on line of credit	80,450	75,650
Repayments on line of credit	(91,300)	(82,100)
Restricted cash from Royal contribution	(2,000)
Repayments on long-term debt	(1,210)	(156)
Gain on debt extinguishment	(1,663)
Distributions to unitholders	(24)	(1,267)
General partner’s contributions	-	1
Payments on debt issuance costs	(1,510)	(2,062)
Limited partner contributions	7,000	-
Net cash used in financing activities	(10,257)	(9,934)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(42)	(512)
CASH AND CASH EQUIVALENTS—Beg of period	78	626
CASH AND CASH EQUIVALENTS—End of period	$36	$114

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2016, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2015 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

On March 21, 2016, the Partnership and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 60,000,000 common units in the Partnership to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of the General Partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, the Partnership has the option to rescind Royal’s purchase of 13,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If the Partnership fails to exercise a Rescission Right, in each case, the Partnership has the option to repurchase 13,333,333 common units at $0.30 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that the Operating Company has entered into an agreement to extend the amended and restated credit agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $0.15. On May 13, 2016 and September 30, 2016, Royal paid the Partnership $3.0 million and $2.0 million, respectively, for the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively. The payments were made in relation to the fifth amendment of the amended and restated credit agreement completed on May 13, 2016. See Note 8 for more information on the fifth amendment to the amended and restated credit agreement.

On September 30, 2016, the Partnership entered into an equity exchange agreement (the “Agreement”) with Royal, Rhino Resource Partners Holdings, LLC (“Rhino Holdings”), an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”) and the General Partner. Investment partnerships managed by Yorktown own substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”), a coal producing company with mines located in the Illinois Basin in western Kentucky. The Agreement contemplates that prior to closing, Yorktown will contribute its shares of common stock of Armstrong Energy to Rhino Holdings. At the closing, Rhino Holdings will contribute those shares to the Partnership in exchange for 10 million newly issued common units of the Partnership. The Agreement also contemplates that the General Partner, currently owned and controlled by Royal, will issue a 50% ownership of the General Partner to Rhino Holdings in connection with the issuance of the common units of the Partnership for the common stock of Armstrong Energy. Closing of the Agreement is conditioned upon (i) the current bondholders of Armstrong Energy agreeing to restructure their bonds and (ii) the Partnership refinancing its amended and restated credit agreement with funds from an equity investment into the Partnership to be arranged by Rhino Holdings. The Agreement is also subject to other standard closing conditions and required approvals. The Agreement contains customary covenants, representations and warranties and indemnification obligations for breaches of, or the inaccuracy of representations or warranties or breaches of covenants contained in, the Agreement and associated agreements. The Partnership has also agreed to enter into a registration rights agreement with Rhino Holdings that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights. The Agreement may be terminated by the mutual written consent of the Partnership and Rhino Holdings or by either the Partnership or Rhino Holdings if: (i) the closing has not occurred on or before December 31, 2016 (unless the closing is as a result of such terminating party’s inability or failure to satisfy the conditions to the closing or if the non-terminating party has filed an action seeking specific performance); (ii) a law or order issued by a governmental authority prevents the closing from occurring (unless such law or order resulted from such party’s failure to perform its obligations under the Agreement); (iii) the board of directors of the General Partner fails to approve the transactions or transaction documents contemplated by the Agreement; or (iv) the lenders of the Partnership’s credit facility fail to approve the transactions and transaction documents contemplated by the Agreement. The parties anticipate the Agreement will be consummated on or before December 31, 2016.

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

As previously reported, on December 17, 2015, the Partnership was notified by the NYSE that the NYSE had determined to commence proceedings to delist its common units from the NYSE as a result of the Partnership’s failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million. The NYSE also suspended the trading of the Partnership’s common units at the close of trading on December 17, 2015. On January 4, 2016, the Partnership filed an appeal with the NYSE to review the suspension and delisting determination of its common units. The NYSE held a hearing regarding the Partnership’s appeal on April 20, 2016 and affirmed its prior decision to delist the Partnership’s common units. On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist the Partnership’s common units and terminate the registration of the Partnership’s common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. The Partnership’s common units trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

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

In May 2008, the Operating Company entered into a joint venture, Rhino Eastern LLC (“Rhino Eastern”), with an affiliate of Patriot Coal Corporation (“Patriot”) to acquire the Eagle mining complex located in Central Appalachia. The Partnership accounted for the investment in the joint venture and its results of operations under the equity method. In January 2015, the Partnership completed a Membership Transfer Agreement (the “Transfer Agreement”) with an affiliate of Patriot that terminated the Rhino Eastern joint venture. Pursuant to the Transfer Agreement, Patriot sold and assigned its 49% membership interest in the Rhino Eastern joint venture to the Partnership and, in consideration of this transfer, Patriot received certain fixed assets, leased equipment and coal reserves associated with the mining area previously operated by the Rhino Eastern joint venture. Patriot also assumed substantially all of the active workforce related to the Eagle mining area that was previously employed by the Rhino Eastern joint venture. The Partnership retained approximately 34 million tons of coal reserves that are not related to the Eagle mining area as well as a prepaid advanced royalty balance. As part of the closing of the Transfer Agreement, the Partnership and Patriot agreed to a dissolution payment based upon a final working capital adjustment calculation as defined in the Transfer Agreement. Refer to Note 16 for information on the financial statement impact of the Rhino Eastern dissolution completed in January 2015.

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

In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to own various companies that provide services to companies, which engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth’s companies provide services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of the Partnership’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in Muskie did not result in any gain or loss. As of September 30, 2016 and 2015, the Partnership has recorded its investment in Mammoth of $1.9 million as a long-term asset, which the Partnership records as a cost method investment based upon its ownership percentage. In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. in exchange for 234,300 shares of common stock of Mammoth Energy Services, Inc. See Subsequent Events Note 18 for further details. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”), a publicly traded company. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. The Partnership accounts for the investment in the joint venture and results of operations under the equity method. The Partnership recorded its proportionate share of the operating (loss) for Sturgeon for the three and nine months ended September 30, 2016 of approximately ($27,000) and ($0.1) million, respectively. The Partnership recorded its proportionate share of the operating income for Sturgeon for the three and nine months ended September 30, 2015 of approximately $0.1 million and $0.3 million, respectively. The Partnership has included the operating activities of Sturgeon in its Other category for segment reporting purposes.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Partnership is evaluating the requirements of this new accounting guidance.

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

3. DISCONTINUED OPERATIONS

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. Elk Horn is a coal leasing company located in eastern Kentucky that has provided the Partnership with coal royalty revenues from coal properties owned by Elk Horn and leased to third-party operators. As of December 31, 2015, Elk Horn controlled approximately 100 million tons of proven and probable steam coal reserves. During the second quarter of 2016, the Partnership evaluated the Elk Horn assets for potential impairment based upon the initial purchase price offered by the buyer and the continued deterioration of the Central Appalachia steam coal markets that had adversely affected Elk Horn’s financial results. The Partnership’s impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the buyer. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, the Partnership recorded total asset impairment charges of approximately $118.7 million related to Coal properties as of June 30, 2016. The disposal of the Elk Horn assets and liabilities in August 2016 resulted in an additional loss of $0.5 million. The total loss of $119.2 million from the Elk Horn disposal is recorded on the Loss on business disposal line in the Partnership’s unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016. The total loss on the Elk Horn disposal as well as the previous operating results of Elk Horn have been reclassified and reported on the (Loss)/gain from discontinued operations line on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015. The current and non-current assets and liabilities previously related to Elk Horn have been reclassified to the appropriate held for sale categories on the Partnership’s unaudited condensed consolidated statements of financial position for the year ended December 31, 2015.

Utica Shale Oil and Natural Gas Assets

Beginning in 2011, the Partnership and an affiliate of Wexford Capital participated with Gulfport to acquire interests in a portfolio of oil and natural gas leases in the Utica Shale, which consisted of a 5% interest in a total of approximately 152,300 gross acres, or approximately 7,615 net acres. In March 2014, the Partnership completed a purchase and sale agreement with Gulfport to sell the Partnership’s oil and natural gas properties in the Utica Shale region. In addition, in January 2014, the Partnership received approximately $8.4 million of net proceeds from the sale by Blackhawk Midstream LLC (“Blackhawk”) of its equity interest in two entities, Ohio Gathering Company, LLC and Ohio Condensate Company, LLC, to Summit Midstream Partners, LLC. As part of the joint operating agreement for the Utica Shale investment discussed above, the Partnership had the right to approximately 5% of the proceeds of the sale by Blackhawk. In February 2015, the Partnership received approximately $0.7 million in additional proceeds from the sale by Blackhawk that had been held in escrow. For the nine months ended September 30, 2015, the Partnership recorded the $0.7 million in Income from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive income. The gain from the Blackhawk transaction is included in the (Gain) on sale/disposal of assets—net line in the operating activities section of the Partnership’s unaudited condensed consolidated statements of cash flows. The proceeds from the Blackhawk transaction are included in the Proceeds from sales of property, plant, and equipment line in the investing activities section of the Partnership’s unaudited condensed consolidated statements of cash flows.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Other prepaid expenses	$402	$675
Debt issuance costs—net	-	2,155
Prepaid insurance	1,969	1,492
Prepaid leases	97	80
Supply inventory	872	901
Deposits	164	164
Restricted cash from Royal contribution	2,000	-
Note receivable	1,350	-
Total Prepaid expenses and other	$6,854	$5,467

Debt issuance costs were included in Prepaid expenses and other current assets as of December 31, 2015 since the Partnership classified its credit facility balance as a current liability prior to the fifth amendment to the credit facility completed in May 2016. See Note 6 for further information on debt issuance costs and accumulated amortization of debt issuance costs as of September 30, 2016 and December 31, 2015. See Note 8 for further information on the amendments to the amended and restated senior secured credit facility.

The $2.0 million of restricted cash relates to the Royal contribution made to the Partnership on September 30, 2016 and described in Note 1. The contribution was completed after the close of business on September 30, 2016 and was restricted to reduce the Partnership’s outstanding balance on its credit facility balance per the fifth amendment to the Partnership’s amended and restated credit agreement described further in Note 8.

The $1.4 million note receivable relates to the $1.5 million of consideration to be paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier. The first installment was paid in September 2016.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2016 and December 31, 2015 are summarized by major classification as follows:

	Useful Lives	September 30, 2016	December 31, 2015
		(in thousands)
Land and land improvements		$17,671	$18,285
Mining and other equipment and related facilities	2 - 20 Years	305,186	304,692
Mine development costs	1 - 15 Years	57,365	64,262
Coal properties	1 - 15 Years	68,383	94,390
Construction work in process		599	2,680
Total		449,204	484,309
Less accumulated depreciation, depletion and amortization		(261,473)	(258,739)
Net		$187,731	$225,570

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$5,597	$7,194	$15,908	$22,138
Depletion expense for coal properties and oil and natural gas properties	404	307	1,224	1,053
Amortization expense for mine development costs	511	465	1,294	1,545
Amortization expense for intangible assets	-	12	-	35
Amortization expense for asset retirement costs	(23)	(140)	(85)	(315)
Total depreciation, depletion and amortization	$6,489	$7,838	$18,341	$24,456

6. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Deposits and other	$185	$138
Debt issuance costs—net	1,690	-
Non-current receivable	23,908	23,908
Note Receivable	-	2,000
Deferred expenses	223	260
Total	$26,006	$26,306

Debt issuance costs were included in Prepaid expenses and other current assets as of December 31, 2015 since the Partnership classified its credit facility balance as a current liability prior to the fifth amendment to the credit facility completed in May 2016 and discussed further below (see Note 4 for Prepaid expenses and other current assets). Debt issuance costs were $13.1 million and $11.6 million as of September 30, 2016 and December 31, 2015, respectively. Accumulated amortization of debt issuance costs were $11.4 million and $9.4 million as of September 30, 2016 and December 31, 2015, respectively.

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

In May 2016, the Partnership entered into a fifth amendment of its amended and restated senior secured credit facility that reduced the borrowing commitment to $75 million. As part of executing the fifth amendment to the amended and restated senior secured credit facility, the Operating Company paid a fee of approximately $1.2 million to the lenders in May 2016, which was recorded as an addition to Debt issuance costs. The Partnership wrote-off approximately $0.1 million of its remaining unamortized debt issuance costs since the fifth amendment reduced the borrowing commitment under the amended and restated senior secured credit facility. See Note 8 for further information on the amendments to the amended and restated senior secured credit facility.

The non-current receivable balance of $23.9 million as of September 30, 2016 and December 31, 2015 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $23.9 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

The Partnership recorded a $2.0 million note receivable from a third party at December 31, 2015 related to the sale of the Partnership’s Deane mining complex in eastern Kentucky. The note accrued interest with initial interest payments due beginning June 2016 and the final principal due December 31, 2017. The Partnership has not received any of the scheduled interest payments from the third party as of September 30, 2016 and ongoing discussions with the third party indicated it was more likely than not that the Partnership would not receive the balance of the note receivable. While the Partnership continues discussions with the third party for collection of the note receivable, the Partnership recorded a $2.0 million reserve against the note receivable as of September 30, 2016.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Payroll, bonus and vacation expense	$1,106	$1,439
Non income taxes	2,595	2,993
Royalty expenses	1,656	1,566
Accrued interest	1,039	571
Health claims	688	817
Workers’ compensation & pneumoconiosis	1,150	1,150
Accrued insured litigation claims	302	266
Other	565	2,247
Total	$9,101	$11,049

The $0.3 million accrued for insured litigation claims as of September 30, 2016 and December 31, 2015 consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis, as a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. DEBT

Debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$30,350	$41,200
Other notes payable	-	2,874
Total	30,350	44,074
Less current portion	-	(41,479)
Long-term debt	$30,350	$2,595

Senior Secured Credit Facility with PNC Bank, N.A.—On July 29, 2011, the Operating Company and the Partnership, as a guarantor, executed an amended and restated senior secured credit facility with PNC Bank, N.A., as administrative agent, and a group of lenders, which are parties thereto. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. As described below, in April 2015, March 2016 and May 2016, the amended and restated credit facility was amended and the borrowing commitment under the facility was reduced to $75 million, with the amount available for letters of credit reduced to $30 million. Borrowings under the facility bear interest, which per the March 2016 amendment described further below, is based upon the current PRIME rate plus an applicable margin of 3.50%. As part of the agreement, the Operating Company is required to pay a commitment fee on the unused portion of the borrowing availability. Borrowings on the amended and restated senior secured credit facility are collateralized by all of the unsecured assets of the Partnership. The amended and restated senior secured credit facility requires the Partnership to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens and selling or assigning stock. The Partnership was in compliance with all covenants contained in the amended and restated senior secured credit facility as of and for the twelve-month period ended September 30, 2016. Per the May 2016 amendment described further below, the amended and restated senior secured credit facility is set to expire on July 31, 2017, with the possibility to extend the facility to December 31, 2017 if certain conditions are met as described below.

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

On May 13, 2016, the Partnership entered into a fifth amendment (the “Fifth Amendment”) of its amended and restated senior secured credit facility that extends the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the credit facility will be automatically extended to December 31, 2017 if revolving credit commitments are reduced to $55 million or less on or before July 31, 2017. The Fifth Amendment immediately reduces the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. The Fifth Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis in amounts equal to each of the following: (i) the face amount of any letter of credit that expires or whose face amount is reduced by any such dollar amount, (ii) the net proceeds received from any asset sales, (iii) the Royal scheduled capital contributions (as outlined below), (iv) the net proceeds from the issuance of any equity by the Partnership up to $20.0 million (other than equity issued in exchange for any Royal contribution as outlined in the Securities Purchase Agreement or the Royal scheduled capital contributions to the Partnership as outlined below) and (v) the proceeds from the incurrence of any subordinated debt. The first $11 million of proceeds received from any equity issued by the Partnership described in clause (iv) above shall also satisfy the Royal scheduled capital contributions as outlined below. The Fifth Amendment requires Royal to contribute $2 million each quarter beginning September 30, 2016 through September 30, 2017 and $1 million on December 1, 2017, for a total of $11 million. The Fifth Amendment further reduces the revolving credit commitments as follows:

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

The Fifth Amendment requires that on or before March 31, 2017, the Partnership shall have solicited bids for the potential sale of certain non-core assets, satisfactory to the administrative agent, and provided the administrative agent, and any other lender upon its request, with a description of the solicitation process, interested parties and any potential bids. The Fifth Amendment limits any payments by the Partnership to the General Partner to: (i) the usual and customary payroll and benefits of the Partnership’s management team so long as the Partnership’s management team remains employees of the General Partner, (2) the usual and customary board fees of the General Partner and (3) the usual and customary general and administrative costs and expenses of the General Partner incurred in connection with the operation of its business in an amount not to exceed $0.3 million per fiscal year. The Fifth Amendment limits asset sales to a maximum of $5 million unless the Partnership receives consent from the lenders. The Fifth Amendment alters the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, as follows:

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

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of its amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduces the maximum commitment amount allowed under the credit facility for the additional $1.5 million to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

At September 30, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $30.4 million at a variable interest rate of PRIME plus 3.50% (7.00% at September 30, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 5.00% at September 30, 2016. Based upon a maximum borrowing capacity of 6.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $4.0 million at September 30, 2016.

Other Notes Payable—On July 7, 2016, the Partnership executed an agreement with the third party that held the approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration. The Partnership paid the $1.1 million in July 2016 and recognized an approximate $1.7 million gain from the extinguishment of this debt.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Balance at beginning of period (including current portion)	$23,077	$29,883
Accretion expense	1,114	2,082
Adjustment resulting from addition of property	-	1,235
Adjustment resulting from disposal of property (1)	-	(7,531)
Adjustments to the liability from annual recosting and other	-	(2,078)
Liabilities settled	(161)	(514)
Balance at end of period	24,030	23,077
Less current portion of asset retirement obligation	(1,430)	(767)
Long-term portion of asset retirement obligation	$22,600	$22,310

(1)	The ($7.5) million adjustment for the year ended December 31, 2015 relates to the sale of the Partnership’s Deane mining complex.

10. EMPLOYEE BENEFITS

In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan that provided healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

On December 10, 2015, the Partnership notified the employees at its Hopedale operations that healthcare benefits from the postretirement benefit plan would cease on January 31, 2016. The negative plan amendment that arose on December 10, 2015 resulted in an approximate $6.5 million prior service cost benefit. The Partnership amortized the prior service cost benefit over the remaining term of the benefits provided through January 31, 2016. For the nine months ended September 30, 2016, the Partnership recognized a benefit of approximately $3.9 million from the plan amendment in the Cost of operations line of the unaudited condensed consolidated statements of operations and comprehensive income.

Net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Service costs	$-	$67	$-	$202
Interest cost	-	51	-	152
Amortization of (gain)	-	(44)	(4,796)	(133)
Total	$-	$74	$(4,796)	$221

For the three and nine months ended September 30, 2016 and 2015, net periodic benefit costs, including the amortization of actuarial gain included in the table above, are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and nine months ended September 30, 2016 and 2015 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
401(k) plan expense	$406	$501	$1,113	$1,640

11. EQUITY-BASED COMPENSATION

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

As of September 30, 2016, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarters from 2012 through 2015 to certain employees in connection with the prior year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions.

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

During the nine months ended September 30, 2016, the General Partner granted fully vested common units to its board of directors as well as certain members of management. The Partnership recognized approximately $0.6 million of expense for the nine months ended September 30, 2016 in relation to the common units granted.

12. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2016, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016 Q4	797	14
2017	2,910	10
2018	701	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2016 and 2015 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Lease expense	$1,438	$2,582	$3,517	$5,001
Royalty expense	$2,409	$2,301	$7,350	$8,659

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the nine months ended September 30, 2016 or 2015.

The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest. The Partnership did not make any capital contributions to the Sturgeon joint venture during the nine months ended September 30, 2016 or 2015.

13. EARNINGS PER UNIT (“EPU”)

On April 18, 2016, the Partnership completed a 1-for-10 reverse split on its common units and subordinated units. The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended September 30, 2016 and 2015, which include the retrospective application of the 1-for-10 reverse unit split:

Three months ended September 30, 2016	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(21)	$(2,758)	$(431)
Net income from discontinued operations	(4)	(494)	(77)
Total interest in net (loss)	$(25)	$(3,252)	$(508)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$-	$-	$-
Net income from discontinued operations	-	-	-
Interest in net income	$-	$-	$-
Interest in net (loss) for EPU purposes:
Net (loss) from continuing operations	$(21)	$(2,758)	$(431)
Net income from discontinued operations	(4)	(494)	(77)
Interest in net (loss)	$(25)	$(3,252)	$(508)
Denominator:
Weighted average units used to compute basic EPU	n/a	7,906	1,236
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	-	-
Dilutive securities for net income from discontinued operations	n/a	-	-
Total dilutive securities	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	7,906	1,236

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.35)	$(0.35)
Net income per unit from discontinued operations	n/a	(0.06)	(0.06)
Net (loss) per common unit, basic	n/a	$(0.41)	$(0.41)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.35)	$(0.35)
Net income per unit from discontinued operations	n/a	(0.06)	(0.06)
Net (loss) per common unit, diluted	n/a	$(0.41)	$(0.41)

Nine months ended September 30, 2016	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(87)	$(7,144)	$(1,788)
Net income from discontinued operations	(750)	(93,734)	(23,456)
Total interest in net (loss)	$(837)	$(100,878)	$(25,244)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$-	$-	$-
Net income from discontinued operations	-	-	-
Interest in net income/(loss)	$-	$-	$-
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(87)	$(7,144)	$(1,788)
Net income from discontinued operations	(750)	(93,734)	(23,456)
Interest in net (loss)	$(837)	$(100,878)	$(25,244)
Denominator:
Weighted average units used to compute basic EPU	n/a	4,937	1,236
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	-	-
Dilutive securities for net income from discontinued operations	n/a	-	-
Total dilutive securities	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	4,937	1,236

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(1.45)	$(1.45)
Net income per unit from discontinued operations	n/a	(18.98)	(18.98)
Net income per common unit, basic	n/a	$(20.43)	$(20.43)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(1.45)	$(1.45)
Net income per unit from discontinued operations	n/a	(18.98)	(18.98)
Net income per common unit, diluted	n/a	$(20.43)	$(20.43)

Three months ended September 30, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(208)	$(5,840)	$(4,334)
Net income from discontinued operations	22	605	449
Total interest in net (loss)	$(186)	$(5,235)	$(3,885)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$-	$-	$-
Net income from discontinued operations	-	-	-
Interest in net income/(loss)	$-	$-	$-
Interest in net (loss) for EPU purposes:
Net (loss) from continuing operations	$(208)	$(5,840)	$(4,334)
Net income from discontinued operations	22	605	449
Interest in net (loss)	$(186)	$(5,235)	$(3,885)
Denominator:
Weighted average units used to compute basic EPU	n/a	1,671	1,240
Effect of dilutive securities — LTIP awards:
Dilutive securities for net (loss) from continuing operations	n/a	-	-
Dilutive securities for net income from discontinued operations	n/a	-	-
Total dilutive securities	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	1,671	1,240

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(3.49)	$(3.49)
Net income per unit from discontinued operations	n/a	0.36	0.36
Net (loss) per common unit, basic	n/a	$(3.13)	$(3.13)
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(3.49)	$(3.49)
Net income per unit from discontinued operations	n/a	0.36	0.36
Net (loss) per common unit, diluted	n/a	$(3.13)	$(3.13)

Nine months ended September 30, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(538)	$(15,143)	$(11,243)
Net income from discontinued operations	113	3,187	2,366
Total interest in net income	$(425)	$(11,956)	$(8,877)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$5	$139	$(144)
Net income from discontinued operations	-	-	-
Interest in net income/(loss)	$5	$139	$(144)
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(534)	$(15,003)	$(11,387)
Net income from discontinued operations	113	3,187	2,366
Interest in net income	$(421)	$(11,816)	$(9,021)
Denominator:
Weighted average units used to compute basic EPU	n/a	1,669	1,240
Effect of dilutive securities — LTIP awards:
Dilutive securities for net income from continuing operations and discontinued operations	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	1,669	1,240

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$(8.99)	$(9.19)
Net income per unit from discontinued operations	n/a	1.91	1.91
Net income per common unit, basic	n/a	$(7.08)	$(7.28)
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$(8.99)	$(9.19)
Net income per unit from discontinued operations	n/a	1.91	1.91
Net income per common unit, diluted	n/a	$(7.08)	$(7.28)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred total net losses for the three and nine months ended September 30, 2016 and 2015, all potential dilutive units were excluded from the diluted EPU calculation for these periods.

14. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues (Note: customers with “n/a” had revenue below the 10% threshold in any period where this is indicated):

			Nine months	Nine months
	September 30 2016	December 31 2015	ended	ended
	Receivable	Receivable	September 30, 2016	September 30, 2015
	Balance	Balance	Sales	Sales
	(in thousands)
PPL Corporation	$1,646	$1,881	$31,333	24,457
PacifiCorp Energy	668	1,969	14,418	16,831
Big Rivers Electric Corporation	1,314	n/a	14,044	n/a
NRG Energy, Inc. (fka GenOn Energy, Inc.)	n/a	n/a	n/a	20,356

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at September 30, 2016.

For the year ended December 31, 2015, the Partnership had nonrecurring fair value measurements related to its asset impairment actions. The nonrecurring fair value measurements for the asset impairments for the year ended December 31, 2015 were Level 3 measurements.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 excludes approximately $0.2 million and $0.1 million, respectively, of property additions, which are recorded in accounts payable.

In January 2015, the Partnership dissolved the Rhino Eastern joint venture with Patriot. As part of the dissolution, the Partnership retained coal reserves, a prepaid advanced royalty balance and other assets and liabilities. In addition, the Partnership and Patriot agreed to a dissolution payment as part of the dissolution based upon a final working capital adjustment calculation, which is a liability of the Partnership. The Partnership recorded the dissolution of the joint venture by removing the investment in the Rhino Eastern unconsolidated subsidiary and recording the specific assets and liabilities retained in the dissolution. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on the Partnership’s unconsolidated statements of operations and comprehensive income for the three and six months ended September 30, 2015. The unaudited condensed consolidated statement of cash flows for the six months ended September 30, 2015 excludes the removal of the investment in the unconsolidated subsidiary and the recognition of the retained assets and liabilities, which are detailed in the table below.

(in thousands)
Coal properties (incl asset retirement costs)	$12,104
Advance royalties, net of current portion	4,706
Other non-current assets - acquired	229
Other non-current assets - written off	(642)
Accrued expenses and other	(2,012)
Asset retirement obligations	(1,235)
Net assets acquired	13,150
Investment in unconsolidated affiliates-Rhino Eastern - written off	$(13,150)

17. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. For the three and nine months ended September 30, 2016, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

Reportable segment results of operations for the three months ended September 30, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$10,432	$10,974	$7,219	$14,576	$214	$43,415
DD&A	1,642	777	1,292	2,638	140	6,489
Interest expense	536	57	116	301	895	1,905
Net income (loss) from continuing operations	$(1,544)	$3,166	$(21)	$(2,800)	$(2,011)	$(3,210)

Reportable segment results of operations for the nine months ended September 30, 2016 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$21,673	$31,707	$25,140	$45,456	$382	$124,358
DD&A	4,951	2,541	4,107	6,319	423	18,341
Interest expense	1,795	287	304	762	2,047	5,195
Net income (loss) from continuing operations	$(10,126)	$9,006	$(649)	$(4,237)	$(3,014)	$(9,020)

Reportable segment results of operations for the three months ended September 30, 2015 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$14,975	$18,382	$8,698	$9,649	$192	$51,896
DD&A	2,565	1,894	1,593	1,624	162	7,838
Interest expense	602	145	97	175	366	1,385
Net income (loss) from continuing operations	$(8,436)	$1,959	$(526)	$(3,067)	$(312)	$(10,382)

Reportable segment results of operations for the nine months ended September 30, 2015 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$49,727	$52,469	$27,251	$27,411	$1,476	$158,334
DD&A	9,075	5,699	4,822	4,274	586	24,456
Interest expense	1,446	381	228	429	1,169	3,653
Net income (loss) from continuing operations	$(16,359)	$4,643	$(3,055)	$(10,255)	$(1,898)	$(26,924)

18. SUBSEQUENT EVENTS

For the quarter ended September 30, 2016, the Partnership continued the suspension of the cash distribution for its common units, which was initially suspended for the quarter ended June 30, 2015. No distribution will be paid for common or subordinated units for the quarter ended September 30, 2016. The Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in the Partnership’s limited partnership agreement. The Partnership initially lowered its quarterly common unit distribution below the minimum level of $0.445 per unit with the quarter ended September 30, 2014. Thus, the Partnership’s distributions for each of the quarters ended September 30, 2014 through the quarter ended September 30, 2016 were below the minimum level and the current amount of accumulated arrearages as of September 30, 2016 related to the common unit distribution was approximately $149.7 million.

In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth Inc. The common stock of Mammoth Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth Inc. and received proceeds of approximately $27,000. The Partnership’s remaining shares of Mammoth Inc. are subject to a 180 day lock-up period from the date of Mammoth Inc.’s initial public offering.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2015, we controlled an estimated 363.6 million tons of proven and probable coal reserves, consisting of an estimated 310.1 million tons of steam coal and an estimated 53.5 million tons of metallurgical coal. In addition, as of December 31, 2015, we controlled an estimated 436.8 million tons of non-reserve coal deposits. In August 2016, we sold our Elk Horn coal leasing business, as described further below, which controlled, as of December 31, 2015, an estimated 100.1 million tons of proven and probable coal reserves and an estimated 197.5 million tons of non-reserve coal deposits.

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

For the three and nine months ended September 30, 2016, we generated revenues of approximately $43.4 million and $124.4 million, respectively, and we generated net losses of approximately $3.2 million and $9.0 million, respectively. For the three months ended September 30, 2016, we produced and sold approximately 0.8 million tons of coal, of which approximately 93% were sold pursuant to supply contracts. For the nine months ended September 30, 2016, we produced and sold approximately 2.4 million tons of coal, of which approximately 88% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of September 30, 2016, our available liquidity was $4.0 million, which consisted of the amount available under our amended and restated credit agreement dated July 29, 2011 (as amended and restated, the “Amended and Restated Credit Agreement”). On May 13, 2016, we entered into a fifth amendment of the Amended and Restated Credit Agreement (the “Fifth Amendment”), which extends the term of the Amended and Restated Credit Agreement to July 31, 2017 (see “—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for further details of the Fifth Amendment).

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

Recent Developments

Yorktown Transaction

On September 30, 2016, we entered into an equity exchange agreement (the “Agreement”) with Royal, Rhino Resource Partners Holdings, LLC (“Rhino Holdings”), an entity wholly-owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”) and our general partner. Investment partnerships managed by Yorktown own substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”), a coal producing company with mines located in the Illinois Basin in western Kentucky. The Agreement contemplates that prior to closing, Yorktown will contribute its shares of common stock of Armstrong Energy to Rhino Holdings. At the closing, Rhino Holdings will contribute those shares to us in exchange for 10 million newly issued of our common units. The Agreement also contemplates that our general partner, currently owned and controlled by Royal, will issue a 50% ownership inherent in it to Rhino Holdings in connection with the issuance of our common units for the common stock of Armstrong Energy. Closing of the Agreement is conditioned upon (i) the current bondholders of Armstrong Energy agreeing to restructure their bonds and (ii) the refinancing of our Amended and Restated Credit Agreement with funds from an equity investment into us to be arranged by Rhino Holdings. The Agreement is also subject to other standard closing conditions and required approvals. The Agreement contains customary covenants, representations and warranties and indemnification obligations for breaches of, or the inaccuracy of representations or warranties or breaches of covenants contained in, the Agreement and associated agreements. We also agreed to enter into a registration rights agreement with Rhino Holdings that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights. The Agreement may be terminated by the mutual written consent of us and Rhino Holdings or by either us or Rhino Holdings if: (i) the closing has not occurred on or before December 31, 2016 (unless the closing is as a result of such terminating party’s inability or failure to satisfy the conditions to the closing or if the non-terminating party has filed an action seeking specific performance); (ii) a law or order issued by a governmental authority prevents the closing from occurring (unless such law or order resulted from such party’s failure to perform its obligations under the Agreement); (iii) the board of directors of our general partner fails to approve the transactions or transaction documents contemplated by the Agreement; or (iv) the lenders of our credit facility fail to approve the transactions and transaction documents contemplated by the Agreement. The parties anticipate the Agreement will be consummated on or before December 31, 2016.

Elk Horn Coal Leasing Disposition

In August 2016, we entered into an agreement to sell our Elk Horn coal leasing company to a third party for total cash consideration of $12.0 million. We received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. Elk Horn is a coal leasing company located in eastern Kentucky that has provided us with coal royalty revenues from coal properties owned by Elk Horn and leased to third-party operators. As of December 31, 2015, Elk Horn controlled approximately 100 million tons of proven and probable steam coal reserves. During the second quarter of 2016, we evaluated the Elk Horn assets for potential impairment based upon the initial purchase price offered by the buyer and the continued deterioration of the Central Appalachia steam coal markets that had adversely affected Elk Horn’s financial results. Our impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the buyer. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, we recorded total asset impairment charges of approximately $118.7 million related to Coal properties as of June 30, 2016. The disposal of the Elk Horn assets and liabilities in August 2016 resulted in an additional loss of $0.5 million. The total loss of $119.2 million from the Elk Horn disposal is recorded as discontinued operations along with the previous operating results of Elk Horn that have been reclassified for the three and nine months ended September 30, 2016 and 2015.

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

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of our general partner as well as the 9,455,252 issued and outstanding subordinated units from Wexford. Royal obtained control of, and a majority limited partner interest, in us with the completion of this transaction. Immediately subsequent to the consummation of the transaction, the following members of the board of directors of our general partner tendered their resignations effective immediately: Mark Zand, Philip Braunstein, Ken Rubin, Arthur Amron, Douglas Lambert and Mark Plaumann. As the owner of our general partner, Royal has the right to appoint the members of the board of directors of our general partner and so appointed new directors to fill the vacancies resulting from the resignations, which included the following: William Tuorto, Ronald Phillips, Michael Thompson, Douglas Holsted, Brian Hughs and David Hanig.

Private Placement of Common Units to Royal

On March 21, 2016, we and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we issued 60,000,000 of our common units to Royal in a private placement at $0.15 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us in the amount of $7.0 million. The promissory note is payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of our general partner determine that we do not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, we have the option to rescind Royal’s purchase of 13,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If we fail to exercise a Rescission Right, in each case, we have the option to repurchase 13,333,333 of our common units at $0.30 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that we have entered into an agreement to extend the amended and restated credit agreement to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $0.15. On May 13, 2016 and September 30, 2016, Royal paid us $3.0 million and $2.0 million, respectively, of the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively. The payments were made in relation to the fifth amendment of the amended and restated credit agreement completed on May 13, 2016, which is discussed further below.

Fourth, Fifth and Sixth Amendments to Amended and Restated Credit Agreement

On March 17, 2016, our operating company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into an amendment (the “Fourth Amendment”) of our Amended and Restated Credit Agreement. The Fourth Amendment amended the definition of change of control in our Amended and Restated Credit Agreement to permit Royal to purchase the membership interests of our general partner.

On May 13, 2016, we entered into the Fifth Amendment of the Amended and Restated Credit Agreement, which extended the term to July 31, 2017.

In July 2016, we entered into a sixth amendment (the “Sixth Amendment”) of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. (see “—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for further details of the Fourth, Fifth and Sixth Amendments).

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

On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist our common units and terminate the registration of our common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. The Partnership’s common units trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the current quarter ended September 30, 2016, we have suspended the cash distribution for our common units. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the historical quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Our common units accrue arrearages every quarter when the distribution level is below the minimum level of $0.445 per unit, as outlined in our limited partnership agreement. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we suspended the distribution for the quarters ended June 30, 2015 through September 30, 2016, we have accumulated arrearages at September 30, 2016 related to the common unit distribution of approximately $149.7 million.

Deane Mining Complex

On October 30, 2015, we executed a binding letter of intent with a third party for the purchase of our Deane mining complex. The sale of the Deane mining complex was completed on December 30, 2015. Our Deane mining complex is located in eastern Kentucky and includes one underground mine. The infrastructure at the Deane mining complex consists of a preparation plant and a unit train loadout facility. We evaluated the appropriate held for sale accounting criteria to determine if the Deane mining complex should be classified as held for sale as of September 30, 2015. Based on this evaluation, we determined the Deane mining complex met the held for sale criteria at September 30, 2015 and, accordingly, the Deane mining complex asset group was written down to its estimated fair value of $2.0 million. Due to the determination that the Deane mining complex met the held for sale criteria, we recorded an impairment charge of approximately $2.3 million for the three and nine months ended September 30, 2015. The sale of the Deane complex in December 2015 transferred the underground mine, related equipment, the preparation plant and loadout facility in exchange for $2.0 million in the form of a promissory note receivable from the third party. The note accrued interest with initial interest payments due beginning June 2016 and the final principal due December 31, 2017. We had not received any of the scheduled interest payments from the third party as of September 30, 2016 and ongoing discussions with the third party indicated it was more likely than not that we would not receive the balance of the note receivable. While we continue discussions with the third party for collection of the note receivable, we recorded a $2.0 million reserve against the note receivable as of September 30, 2016.

Cana Woodford

We had an oil and natural gas investment of approximately 1,900 net mineral acres in the Cana Woodford region of western Oklahoma. During the second quarter of 2015, we received unsolicited offers from third parties to purchase this oil and natural gas investment. We evaluated these offers in contemplation of a potential sale of these mineral rights. Due to the receipt of these offers and our potential sale of these mineral rights, we evaluated the appropriate held for sale accounting criteria to determine if the Cana Woodford mineral rights should be classified as held for sale as of June 30, 2015. Based on this evaluation, we determined these mineral rights met the held for sale criteria at June 30, 2015 and, accordingly, these mineral rights were written down to their estimated fair value. Due to the determination that the mineral rights met the held for sale criteria, we recorded an impairment charge of approximately $2.2 million for the Cana Woodford mineral rights during the nine months ended September 30, 2015.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of September 30, 2016, we had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2016 Q4	797	14
2017	2,910	10
2018	701	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of September 30, 2016, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of September 30, 2016, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. We idled a majority of operations beginning in the third quarter of 2015 to reduce excess coal inventory. We have resumed mining operations at all of our Central Appalachia operations during the three months ended September 30, 2016. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2016. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of September 30, 2016. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Statement of Operations Data:
Total revenues	$43.4	$51.9	$124.4	$158.3
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	35.3	47.7	98.1	139.7
Freight and handling costs	0.4	0.7	1.5	1.9
Depreciation, depletion and amortization	6.5	7.8	18.3	24.5
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4.3	2.9	12.3	11.8
Loss on asset impairments	-	2.3	-	4.5
(Gain) on sale/disposal of assets-net	(0.1)	(0.4)	(0.4)	(0.5)
(Loss) from operations	(3.0)	(9.1)	(5.4)	(23.6)
Interest and other (expense)/income:
Interest expense	(1.9)	(1.4)	(5.2)	(3.6)
Gain on extinguishment of debt	1.7	-	1.7	-
Equity in net (loss)/income of unconsolidated affiliates	-	0.1	(0.1)	0.3
Total interest and other (expense)	(0.2)	(1.3)	(3.6)	(3.3)
Net (loss) from continuing operations	(3.2)	(10.4)	(9.0)	(26.9)
Net income (loss) from discontinued operations	(0.6)	1.1	(117.9)	5.6
Net (loss)	$(3.8)	$(9.3)	$(126.9)	$(21.3)

Other Financial Data
Adjusted EBITDA from continuing operations	$5.5	$1.2	$14.9	$5.7
EBITDA from discontinued operations	0.1	1.6	1.8	7.4
Total Adjusted EBITDA	$5.6	$2.8	$16.7	$13.1

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Summary. For the three months ended September 30, 2016, our total revenues decreased to $43.4 million from $51.9 million for the three months ended September 30, 2015, which is a 16.3% decrease. We sold approximately 0.8 million tons of coal for the three months ended September 30, 2016, which is a 12.9% decrease compared to the tons of coal sold for the three months ended September 30, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in worldwide steel production due to ongoing global economic weakness, particularly in China. While coal prices have increased recently, particularly met coal prices, we do not anticipate the recent price increase will benefit our financial results until 2017.

Net loss from continuing operations improved for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. We generated a net loss from continuing operations of approximately $3.2 million for the three months ended September 30, 2016 compared to a net loss from continuing operations of approximately $10.4 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, our total net loss from continuing operations was impacted by a charge of $2.0 million related to the reserve taken against the note receivable from our Deane mining complex sale discussed earlier. For the three months ended September 30, 2015, our total net loss from continuing operations was impacted by an asset impairment charge of $2.3 million related to our Deane mining complex discussed earlier.

Adjusted EBITDA from continuing operations increased to $5.5 million for the three months ended September 30, 2016 from $1.2 million for the three months ended September 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the lower net loss generated year-to-year.

Including the loss from discontinued operations of approximately $0.6 million, our total net loss and Adjusted EBITDA for the three months ended September 30, 2016 were $3.8 million and $5.6 million, respectively. Including the income from discontinued operations of approximately $1.1 million, our total net loss and Adjusted EBITDA for the three months ended September 30, 2015 were $9.3 million and $2.8 million, respectively.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months	Three months	Increase/
	Ended	ended	(Decrease)
Segment	September 30, 2016	September 30, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	179.7	231.9	(52.2)	(22.5%)
Northern Appalachia	149.1	264.2	(115.1)	(43.6%)
Rhino Western	185.1	234.3	(49.2)	(21.0%)
Illinois Basin	304.5	209.4	95.1	45.4%
Total *	818.4	939.8	(121.4)	(12.9%)

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 0.8 million tons of coal for the three months ended September 30, 2016, which was a 12.9% decrease compared to the three months ended September 30, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia segment due to weak demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 22.5% to approximately 0.2 million tons for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a decrease in steam coal tons sold in the three months ended September 30, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 43.6% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 21.0% for the three months ended September 30, 2016 compared to the same period in 2015 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 45.4% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2016	September 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$10.4	$11.5	$(1.1)	(9.5%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	3.5	(3.5)	(99.3%)
Total revenues	$10.4	$15.0	$(4.6)	(30.3%)
Coal revenues per ton*	$57.91	$49.59	$8.32	16.8%
Northern Appalachia
Coal revenues	$8.8	$15.7	$(6.9)	(43.9%)
Freight and handling revenues	0.4	0.7	(0.3)	(42.4%)
Other revenues	1.8	2.0	(0.2)	(11.6%)
Total revenues	$11.0	$18.4	$(7.4)	(40.3%)
Coal revenues per ton*	$58.75	$59.13	$(0.38)	(0.7%)
Rhino Western
Coal revenues	$7.2	$8.7	$(1.5)	(17.0%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$7.2	$8.7	$(1.5)	(17.0%)
Coal revenues per ton*	$39.00	$37.13	$1.87	5.0%
Illinois Basin
Coal revenues	$14.6	$9.6	$5.0	51.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$14.6	$9.6	$5.0	51.1%
Coal revenues per ton*	$47.97	$46.07	$1.90	4.1%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.2	0.2	-	n/a
Total revenues	$0.2	$0.2	$-	n/a
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$41.0	$45.5	$(4.5)	(9.8%)
Freight and handling revenues	0.4	0.7	(0.3)	(42.4%)
Other revenues	2.0	5.7	(3.7)	(64.9%)
Total revenues	$43.4	$51.9	$(8.5)	(16.3%)
Coal revenues per ton*	$50.09	$48.38	$1.71	3.5%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the three months ended September 30, 2016 decreased by approximately $4.5 million, or 9.8%, to approximately $41.0 million from approximately $45.5 million for the three months ended September 30, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Northern Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton was $50.09 for the three months ended September 30, 2016, an increase of $1.71, or 3.50%, from $48.38 per ton for the three months ended September 30, 2015. This increase in coal revenues per ton was primarily the result of a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues decreased by approximately $1.1 million, or 9.5%, to approximately $10.4 million for the three months ended September 30, 2016 from approximately $11.5 million for the three months ended September 30, 2015. This decrease was primarily due to fewer steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment increased by $8.32, or 16.8%, to $57.91 per ton for the three months ended September 30, 2016 as compared to $49.59 for the three months ended September 30, 2015, primarily due to a higher mix of higher priced met coal tons sold as steam coal tons decreased year-to-year due to ongoing weak demand for steam coal from this region.

For our Northern Appalachia segment, coal revenues were approximately $8.8 million for the three months ended September 30, 2016, a decrease of approximately $6.9 million, or 43.9%, from approximately $15.7 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the three months ended September 30, 2016. Coal revenues per ton for our Northern Appalachia segment was primarily flat at $58.75 per ton for the three months ended September 30, 2016 as compared to $59.13 per ton for the three months ended September 30, 2015.

For our Rhino Western segment, coal revenues decreased by approximately $1.5 million, or 17.0%, to approximately $7.2 million for the three months ended September 30, 2016 from approximately $8.7 million for the three months ended September 30, 2015, primarily due to a decrease in tons sold due to decreased customer demand at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment was $39.00 for the three months ended September 30, 2016, an increase of $1.87, or 5.0%, from $37.13 for the three months ended September 30, 2015. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the three months ended September 30, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $14.6 million for the three months ended September 30, 2016 increased by approximately $5.0 million, or 51.4%, compared to $9.6 million for the three months ended September 30, 2015. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment was $47.97 for the three months ended September 30, 2016, an increase of $1.90, or 4.1%, from $46.07 for the three months ended September 30, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category was relatively flat at approximately $0.2 million for the three months ended September 30, 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended September 30, 2016	Three months ended September 30, 2015	Increase (Decrease) %*
Met coal tons sold	88.4	32.2	174.7%
Steam coal tons sold	91.3	199.7	(54.3%)
Total tons sold	179.7	231.9	(22.5%)

Met coal revenue	$5,654	$2,634	114.6%
Steam coal revenue	$4,753	$8,865	(46.4%)
Total coal revenue	$10,407	$11,499	(9.5%)

Met coal revenues per ton	$63.95	$81.85	(21.9%)
Steam coal revenues per ton	$52.07	$44.39	17.3%
Total coal revenues per ton	$57.91	$49.59	16.8%

Met coal tons produced	108.0	26.5	307.7%
Steam coal tons produced	104.0	67.9	52.6%
Total tons produced	212.0	94.4	124.2%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2016	September 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.9	$14.7	$(7.8)	(52.8%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.6	2.6	(1.0)	(36.0%)
Selling, general and administrative	2.0	2.6	(0.6)	(23.7%)
Cost of operations per ton*	$38.51	$63.19	$(24.68)	(39.1%)

Northern Appalachia

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.8	$13.1	$(5.3)	(40.8%)
Freight and handling costs	0.4	0.7	(0.3)	(45.7%)
Depreciation, depletion and amortization	0.8	1.9	(1.1)	(59.0%)
Selling, general and administrative	-	0.1	(0.1)	(56.8%)
Cost of operations per ton*	$52.13	$49.68	$2.45	4.9%

Rhino Western

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.3	$7.2	$(1.9)	(26.3%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.3	1.6	(0.3)	(18.9%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$28.82	$30.91	$(2.09)	(6.8%)

Illinois Basin

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.4	$10.5	$2.9	28.3%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.6	1.6	1.0	62.4%
Selling, general and administrative	0.1	-	0.1	116.1%
Cost of operations per ton*	$43.99	$49.86	$(5.87)	(11.8%)

Other

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$1.8	$2.2	$(0.4)	(17.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.2	0.1	0.1	(13.6%)
Selling, general and administrative	2.2	0.2	2.0	1046.0%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$35.2	$47.7	$(12.5)	(26.1%)
Freight and handling costs	0.4	0.7	(0.3)	(45.7%)
Depreciation, depletion and amortization	6.5	7.8	(1.3)	(17.2%)
Selling, general and administrative	4.3	2.9	1.4	50.2%
Cost of operations per ton*	$43.07	$50.73	$(7.66)	(15.1%)

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

Cost of Operations. Total cost of operations was $35.2 million for the three months ended September 30, 2016 as compared to $47.7 million for the three months ended September 30, 2015. Our cost of operations per ton was $43.07 for the three months ended September 30, 2016, a decrease of $7.66, or 15.1%, from the three months ended September 30, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Central Appalachia segment as we idled a majority of operations beginning in the third quarter of 2015 to reduce excess coal inventory, which resulted in lower production and higher cost of operations per ton during this 2015 period.

Our cost of operations for the Central Appalachia segment decreased by $7.8 million, or 52.8%, to $6.9 million for the three months ended September 30, 2016 from $14.7 million for the three months ended September 30, 2015. Total cost of operations decreased year-to-year since as we optimized production during the three months ended September 30, 2016 compared to the prior period. Our cost of operations per ton of $38.51 for the three months ended September 30, 2016 was a reduction of 39.1% compared to $63.19 per ton for the three months ended September 30, 2015, as we idled a majority of operations beginning in the third quarter of 2015 to reduce excess coal inventory, which resulted in lower production and higher cost of operations per ton during this 2015 period.

In our Northern Appalachia segment, our cost of operations decreased by $5.3 million, or 40.8%, to $7.8 million for the three months ended September 30, 2016 from $13.1 million for the three months ended September 30, 2015. The decrease in cost of operations was due to reduced production in this region in response to weak market demand. Our cost of operations per ton was $52.13 for the three months ended September 30, 2016, an increase of $2.45, or 4.9%, compared to $49.68 for the three months ended September 30, 2015. Cost of operations per ton increased slightly primarily due to fixed operating costs being allocated to lower production and sales tons for the three months ended September 30, 2016 compared to the prior period.

Our cost of operations for the Rhino Western segment decreased by $1.9 million, or 26.3%, to $5.3 million for the three months ended September 30, 2016 from $7.2 million for the three months ended September 30, 2015. Total cost of operations decreased for the three months ended September 30, 2016 compared to the same period in 2015 due to decreased tons produced and sold from our Castle Valley operation due to weak customer demand. Our cost of operations per ton was $28.82 for the three months ended September 30, 2016, a decrease of $2.09, or 6.8%, compared to $30.91 for the three months ended September 30, 2015. Cost of operations per ton decreased for the three months ended September 30, 2016 compared to the same period in 2015 due to lower maintenance and other costs incurred at our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $13.4 million while cost of operations per ton was $43.99 for the three months ended September 30, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended September 30, 2015, cost of operations in our Illinois Basin segment was $10.5 million and cost of operations per ton was $49.86. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category decreased to $1.8 million for the three months ended September 30, 2016 compared to $2.2 million for the three months ended September 30, 2015. Cost of operations decreased primarily due to decreased activity in our ancillary businesses.

Freight and Handling. Total freight and handling cost decreased to $0.4 million for the three months ended September 30, 2016 as compared to $0.7 million for the three months ended September 30, 2015 as we sold fewer tons from our Sands Hill mining complex that requires trucking to customers.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended September 30, 2016 was $6.5 million as compared to $7.8 million for the three months ended September 30, 2015.

For the three months ended September 30, 2016, our depreciation cost decreased to $5.6 million compared to $7.2 million for the three months ended September 30, 2015. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment in the current quarter compared to the prior year as we disposed of excess equipment in this region.

For the three months ended September 30, 2016, our depletion cost was relatively flat at $0.4 million compared to $0.3 million for the three months ended September 30, 2015.

For the three months ended September 30, 2016, our amortization cost was relatively flat at $0.5 million compared to $0.3 million for the three months ended September 30, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2016 increased to $4.3 million as compared to $2.9 million for the three months ended September 30, 2015. This increase was primarily attributable to a $2.0 million charge incurred during the three months ended September 30, 2016 for a reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier.

Interest Expense. Interest expense for the three months ended September 30, 2016 increased to $1.9 million as compared to $1.4 million for the three months ended September 30, 2015. This increase was primarily due to higher interest rates on our senior secured credit facility.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	September 30, 2016	September 30, 2015	(Decrease)
		(in millions)
Central Appalachia	$(1.6)	$(8.4)	$6.8
Northern Appalachia	3.2	1.9	1.3
Rhino Western	-	(0.5)	0.5
Illinois Basin	(2.8)	(3.1)	0.3
Other	(2.0)	(0.3)	(1.7)
Total	$(3.2)	$(10.4)	$7.2

For the three months ended September 30, 2016, total net loss from continuing operations was a loss of approximately $3.2 million compared to net loss from continuing operations of approximately $10.4 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, our total net loss from continuing operations was impacted by a charge of $2.0 million related to the reserve taken against the note receivable from our Deane mining complex sale discussed earlier. For the three months ended September 30, 2015, our total net loss from continuing operations was impacted by an asset impairment charge of $2.3 million related to our Deane mining complex discussed earlier.

For our Central Appalachia segment, net loss from continuing operations was approximately $1.6 million for the three months ended September 30, 2016, a $6.8 million smaller net loss as compared to the three months ended September 30, 2015, which was primarily related to the $2.3 million asset impairment charge incurred during the three months ended September 30, 2015 for the Deane mining complex discussed earlier. Net income from continuing operations in our Northern Appalachia segment increased by $1.3 million to $3.2 million for the three months ended September 30, 2016 from $1.9 million for the three months ended September 30, 2015. This increase was primarily due to reducing costs at our Northern Appalachia operations. Net income (loss) from continuing operations in our Rhino Western segment was at a break-even level for the three months ended September 30, 2016, compared to a net loss from continuing operations of $0.5 million for the three months ended September 30, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the three months ended September 30, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $2.8 million for the three months ended September 30, 2016, which was an improvement of $0.3 million compared to the three months ended September 30, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $2.0 million for the three months ended September 30, 2016 as compared to net loss from continuing operations of $0.3 million for the three months ended September 30, 2015. This increase in net loss year to year was primarily attributable to a $2.0 million charge incurred during the three months ended September 30, 2016 for a reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended September 30, 2016 and 2015:

	Three months ended	Three months ended	Increase
Segment	September 30, 2016	September 30, 2015	(Decrease)
		(in millions)
Central Appalachia	$0.6	$(2.9)	$3.5
Northern Appalachia	2.4	4.0	(1.6)
Rhino Western	1.4	1.2	0.2
Illinois Basin	0.1	(1.3)	1.4
Other	1.0	0.2	0.8
Total	$5.5	$1.2	$4.3

Adjusted EBITDA from continuing operations for the three months ended September 30, 2016 was $5.5 million, an increase of $4.3 million from the three months ended September 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the lower net loss generated year-to-year discussed above. Adjusted EBITDA for the three months ended September 30, 2016 and 2015 were $5.6 million and $2.8 million, respectively, once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Summary. For the nine months ended September 30, 2016, our total revenues decreased to $124.3 million from $158.3 million for the nine months ended September 30, 2015, which is a 21.5% decrease. We sold approximately 2.4 million tons of coal for the nine months ended September 30, 2016, which is a 13.8% decrease compared to the tons of coal sold for the nine months ended September 30, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam and met coal markets for the nine months ended September 30, 2016 was due to the same factors discussed earlier.

Net loss from continuing operations decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We generated a net loss from continuing operations of approximately $9.0 million for the nine months ended September 30, 2016 compared to a net loss from continuing operations of approximately $27.0 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our total net loss from continuing operations was benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation, partially offset by a charge of $2.0 million related to the reserve taken against the note receivable from our Deane mining complex sale discussed earlier. Net loss from continuing operations for the nine months ended September 30, 2015 was impacted by the $2.2 million asset impairment charge incurred for our Cana Woodford oil and gas properties discussed above as well as the asset impairment charge of $2.3 million related to our Deane mining complex discussed earlier.

Adjusted EBITDA from continuing operations increased to $14.9 million for the nine months ended September 30, 2016 from $5.7 million for the nine months ended September 30, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the $3.9 million prior service cost benefit discussed above.

Including the loss from discontinued operations of approximately $117.9 million, our total net loss and Adjusted EBITDA for the nine months ended September 30, 2016 were $126.9 million and $16.7 million, respectively. Including the income from discontinued operations of approximately $5.6 million, our total net loss and Adjusted EBITDA for the nine months ended September 30, 2015 were $21.3 million and $13.1 million, respectively.

Tons Sold. The following table presents tons of coal sold by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2016	September 30, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	367.9	702.1	(334.2)	(47.6%)
Northern Appalachia	432.8	767.9	(335.1)	(43.6%)
Rhino Western	652.1	731.7	(79.6)	(10.9%)
Illinois Basin	953.7	590.2	363.5	61.6%
Total *	2,406.5	2,791.9	(385.4)	(13.8%)

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 2.4 million tons of coal for the nine months ended September 30, 2016, which was a 13.8% decrease compared to the nine months ended September 30, 2015. The decrease in tons sold year-to-year was primarily due to lower sales from our Central Appalachia and Northern Appalachia segments due to weak demand for steam coal from this region. Tons of coal sold in our Central Appalachia segment decreased by approximately 47.6% to approximately 0.4 million tons for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to a decrease in steam coal tons sold in the nine months ended September 30, 2016 compared to 2015 due to ongoing weak market demand for coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 43.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as we experienced a decrease in tons sold from our Hopedale complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 10.9% for the nine months ended September 30, 2016 compared to the same period in 2015 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 61.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2016	September 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$21.6	$40.4	$(18.8)	(46.6%)
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	9.3	(9.2)	(98.9%)
Total revenues	$21.7	$49.7	$(28.0)	(56.4%)
Coal revenues per ton*	$58.62	$57.54	$1.08	1.9%
Northern Appalachia
Coal revenues	$24.6	$44.7	$(20.1)	(44.9%)
Freight and handling revenues	1.6	1.9	(0.3)	(15.9%)
Other revenues	5.5	5.9	(0.4)	(7.1%)
Total revenues	$31.7	$52.5	$(20.8)	(39.6%)
Coal revenues per ton*	$56.91	$58.18	$(1.27)	(2.2%)
Rhino Western
Coal revenues	$25.1	$27.2	$(2.1)	(7.7%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$25.1	$27.2	$(2.1)	(7.8%)
Coal revenues per ton*	$38.55	$37.23	$1.32	3.5%
Illinois Basin
Coal revenues	$45.4	$27.2	$18.2	67.1%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	0.2	(0.2)	(92.3%)
Total revenues	$45.4	$27.4	$18.0	65.8%
Coal revenues per ton*	$47.65	$46.06	$1.59	3.4%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.4	1.5	(1.1)	(74.1%)
Total revenues	$0.4	$1.5	$(1.1)	(74.1%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$116.7	$139.5	$(22.8)	(16.3%)
Freight and handling revenues	1.6	1.9	(0.3)	(15.9%)
Other revenues	6.0	16.9	(10.9)	(64.8%)
Total revenues	$124.3	$158.3	$(34.0)	(21.5%)
Coal revenues per ton*	$48.52	$49.96	$(1.44)	(2.9%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the nine months ended September 30, 2016 decreased by approximately $22.8 million, or 16.3%, to approximately $116.7 million from approximately $139.5 million for the nine months ended September 30, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Northern Appalachia and Central Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton was $48.52 for the nine months ended September 30, 2016, a decrease of $1.44, or 2.9%, from $49.96 per ton for the nine months ended September 30, 2015. This decrease in coal revenues per ton was primarily the result of a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by approximately $18.8 million, or 46.6%, to approximately $21.6 million for the nine months ended September 30, 2016 from approximately $40.4 million for the nine months ended September 30, 2015. This decrease was primarily due to fewer steam coal tons sold, which reflects the weak coal market conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment increased by $1.08, or 1.9%, to $58.62 per ton for the nine months ended September 30, 2016 as compared to $57.54 for the nine months ended September 30, 2015, primarily due to a higher mix of higher priced met coal tons sold compared to the prior year.

For our Northern Appalachia segment, coal revenues were approximately $24.6 million for the nine months ended September 30, 2016, a decrease of approximately $20.1 million, or 44.9%, from approximately $44.7 million for the nine months ended September 30, 2015. This decrease was primarily due to a decrease in tons sold from our Hopedale complex in Northern Appalachia due to weak demand for coal from this region. Coal revenues per ton for our Northern Appalachia segment decreased by $1.27, or 2.2%, to $56.91 per ton for the nine months ended September 30, 2016 as compared to $58.18 per ton for the nine months ended September 30, 2015. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased by approximately $2.1 million, or 7.7%, to approximately $25.1 million for the nine months ended September 30, 2016 from approximately $27.2 million for the nine months ended September 30, 2015, primarily due to a decrease in tons sold due to decreased customer demand at our Castle Valley operation. Coal revenues per ton for our Rhino Western segment was $38.55 for the nine months ended September 30, 2016, an increase of $1.32, or 3.5%, from $37.23 for the nine months ended September 30, 2015. The increase in coal revenues per ton was due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the nine months ended September 30, 2016 compared to the same period in 2015.

For our Illinois Basin segment, coal revenues of approximately $45.4 million for the nine months ended September 30, 2016 increased by approximately $18.2 million, or 67.1%, compared to $27.2 million for the nine months ended September 30, 2015. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment was $47.65 for the nine months ended September 30, 2016, an increase of $1.59, or 3.4%, from $46.06 for the nine months ended September 30, 2015. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category decreased to approximately $0.4 million for the nine months ended September 30, 2016 as compared to approximately $1.5 million for the nine months ended September 30, 2015. This decrease in revenue was primarily due to the decreased business activity in our ancillary businesses and oil and natural gas investments.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Increase (Decrease) %*
Met coal tons sold	135.4	158.9	(14.8%)
Steam coal tons sold	232.5	543.2	(57.2%)
Total tons sold	367.9	702.1	(47.6%)

Met coal revenue	$9,553	$12,654	(24.5%)
Steam coal revenue	$12,016	$27,743	(56.7%)
Total coal revenue	$21,569	$40,397	(46.6%)

Met coal revenues per ton	$70.55	$79.65	(11.4%)
Steam coal revenues per ton	$51.67	$51.07	1.2%
Total coal revenues per ton	$58.62	$57.54	1.9%

Met coal tons produced	165.8	201.7	(17.8%)
Steam coal tons produced	242.3	424.5	(42.9%)
Total tons produced	408.1	626.2	(34.8%)

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months	Nine months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2016	September 30, 2015	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$12.5	$38.9	$(26.4)	(68.0%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.9	9.1	(4.2)	(45.4%)
Selling, general and administrative	9.4	11.0	(1.6)	(14.3%)
Cost of operations per ton*	$33.86	$55.41	$(21.55)	(38.9%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$18.5	$37.8	$(19.3)	(51.2%)
Freight and handling costs	1.5	1.9	(0.4)	(24.2%)
Depreciation, depletion and amortization	2.6	5.7	(3.1)	(55.4%)
Selling, general and administrative	0.1	0.2	(0.1)	(43.9%)
Cost of operations per ton*	$42.67	$49.27	$(6.60)	(13.4%)

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$19.9	$24.1	$(4.2)	(17.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.1	4.8	(0.7)	(14.8%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$30.47	$32.98	$(2.51)	(7.6%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$39.9	$31.3	$8.6	27.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	6.3	4.3	2.0	47.8%
Selling, general and administrative	0.1	-	0.1	166.4%
Cost of operations per ton*	$41.81	$52.95	$(11.14)	(21.0%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$7.4	$7.6	$(0.2)	(2.4%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.4	0.6	(0.2)	(27.7%)
Selling, general and administrative	2.6	0.6	2.0	345.9%
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$98.2	$139.7	$(41.5)	(29.8%)
Freight and handling costs	1.5	1.9	(0.4)	(24.2%)
Depreciation, depletion and amortization	18.3	24.5	(6.2)	(25.0%)
Selling, general and administrative	12.2	11.8	0.4	(3.8%)
Cost of operations per ton*	$40.77	$50.05	$(9.28)	(18.6%)

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

Cost of Operations. Total cost of operations was $98.2 million for the nine months ended September 30, 2016 as compared to $139.7 million for the nine months ended September 30, 2015. Our cost of operations per ton was $40.77 for the nine months ended September 30, 2016, a decrease of $9.28, or 18.6%, from the nine months ended September 30, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia as we reduced production in these regions in response to weak market demand, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Pennyrile mine in the Illinois Basin as we increased and optimized production during the nine months ended September 30, 2016 compared to the same period in 2015, as well as the $3.9 million benefit in Northern Appalachia during the nine months ended September 30, 2016 from the prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Central Appalachia segment decreased by $26.4 million, or 68.0%, to $12.5 million for the nine months ended September 30, 2016 from $38.9 million for the nine months ended September 30, 2015. Total cost of operations decreased year-to-year since we decreased production during the nine months ended September 30, 2016 in response to weak market conditions. Our cost of operations per ton of $33.86 for the nine months ended September 30, 2016 was a reduction of 38.9% compared to $55.41 per ton for the nine months ended September 30, 2015, as we produced coal from lower cost operations during the nine months ended September 30, 2016.

In our Northern Appalachia segment, our cost of operations decreased by $19.3 million, or 51.2%, to $18.5 million for the nine months ended September 30, 2016 from $37.8 million for the nine months ended September 30, 2015. Our cost of operations per ton was $42.67 for the nine months ended September 30, 2016, a decrease of $6.60, or 13.4%, compared to $49.27 for the nine months ended September 30, 2015. The decrease in cost of operations and cost of operations per ton was primarily due to the $3.9 million prior service cost benefit during the nine months ended September 30, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Rhino Western segment decreased by $4.2 million, or 17.6%, to $19.9 million for the nine months ended September 30, 2016 from $24.1 million for the nine months ended September 30, 2015. Our cost of operations per ton was $30.47 for the nine months ended September 30, 2016, a decrease of $2.51, or 7.6%, compared to $32.98 for the nine months ended September 30, 2015. Total cost of operations and cost of operations per ton decreased for the nine months ended September 30, 2016 compared to the same period in 2015 due to lower maintenance and other costs from our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $39.9 million while cost of operations per ton was $41.81 for the nine months ended September 30, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the nine months ended September 30, 2015, cost of operations in our Illinois Basin segment was $31.3 million and cost of operations per ton was $52.95. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category was relatively flat at $7.4 million for the nine months ended September 30, 2016 as compared to $7.6 million for the nine months ended September 30, 2015.

Freight and Handling. Total freight and handling cost decreased to $1.5 million for the nine months ended September 30, 2016 as compared to $1.9 million for the nine months ended September 30, 2015 as we sold fewer tons from our Sands Hill mining complex that requires trucking to customers.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the nine months ended September 30, 2016 was $18.3 million as compared to $24.5 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, our depreciation cost decreased to $15.9 million compared to $22.2 million for the nine months ended September 30, 2015. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment compared to the prior year as we disposed of excess equipment in this region.

For the nine months ended September 30, 2016, our depletion cost was relatively flat at $1.2 million compared to $1.1 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, our amortization cost was relatively flat at $1.2 million compared to the nine months ended September 30, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the nine months ended September 30, 2016 increased to $12.2 million as compared to $11.8 million for the nine months ended September 30, 2015. This increase was primarily attributable to a $2.0 million charge incurred during the nine months ended September 30, 2016 for a reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier.

Interest Expense. Interest expense for the nine months ended September 30, 2016 increased to $5.2 million as compared to $3.7 million for the nine months ended September 30, 2015. This increase was primarily due to higher interest rates on our senior secured credit facility along with the write-off of approximately $0.3 million of our unamortized debt issuance costs during the nine months ended September 30, 2016. This write-off was due to the fourth and fifth amendments of our credit facility during the nine months ended September 30, 2016 that reduced the borrowing capacity from $100 million to $75 million. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement” for more information on these amendments.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2016	September 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(10.1)	$(16.3)	$6.2
Northern Appalachia	9.0	4.6	4.4
Rhino Western	(0.6)	(3.0)	2.4
Illinois Basin	(4.2)	(10.3)	6.1
Other	(3.1)	(1.9)	(1.2)
Total	$(9.0)	$(26.9)	$17.9

For the nine months ended September 30, 2016, total net loss from continuing operations was a loss of approximately $9.0 million compared to net loss from continuing operations of approximately $26.9 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our total net loss from continuing operations was benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Net loss from continuing operations for the nine months ended September 30, 2015 was impacted by the $2.2 million asset impairment charge incurred for our Cana Woodford oil and gas properties discussed above as well as the asset impairment charge of $2.3 million related to our Deane mining complex discussed earlier. Including the loss from discontinued operations of approximately $117.9 million, our total net loss for the nine months ended September 30, 2016 was $126.9 million. Including the income from discontinued operations of approximately $5.6 million, our total net loss for the nine months ended September 30, 2015 was $21.3 million.

For our Central Appalachia segment, net loss from continuing operations was approximately $10.1 million for the nine months ended September 30, 2016, a $6.2 million smaller net loss as compared to the nine months ended September 30, 2015, which was primarily related to the $2.3 million asset impairment charge incurred during the three months ended September 30, 2015 for the Deane mining complex discussed earlier. Net income from continuing operations in our Northern Appalachia segment increased by $4.4 million to $9.0 million for the nine months ended September 30, 2016 from $4.6 million for the nine months ended September 30, 2015. This increase was primarily due the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Net loss from continuing operations in our Rhino Western segment was a loss of $0.6 million for the nine months ended September 30, 2016, compared to a net loss from continuing operations of $3.0 million for the nine months ended September 30, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the nine months ended September 30, 2016 compared to the prior year. For our Illinois Basin segment, we generated a net loss from continuing operations of $4.2 million for the nine months ended September 30, 2016, which was an improvement of $6.1 million compared to the nine months ended September 30, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For the Other category, we had a net loss from continuing operations of $3.1 million for the nine months ended September 30, 2016 as compared to a net loss from continuing operations of $1.9 million for the nine months ended September 30, 2015. This increase in net loss year to year was primarily attributable to a $2.0 million charge incurred during the three months ended September 30, 2016 for a reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the nine months ended September 30, 2016 and 2015:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2016	September 30, 2015	(Decrease)
	(in millions)
Central Appalachia	$(3.4)	$(3.5)	$0.1
Northern Appalachia	10.2	10.8	(0.6)
Rhino Western	3.8	2.0	1.8
Illinois Basin	2.8	(5.6)	8.4
Other	1.5	2.0	(0.5)
Total	$14.9	$5.7	$9.2

Adjusted EBITDA from continuing operations for the nine months ended September 30, 2016 was $14.9 million, an increase of $9.2 million from the nine months ended September 30, 2015. Adjusted EBITDA from continuing operations increased period to period due to the improvement year-to-year in our loss from continuing operations as well as the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Adjusted EBITDA for the nine months ended September 30, 2016 and 2015 were $16.7 million and $13.1 million, respectively, once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(1.5)	$3.2	$-	$(2.8)	$(2.1)	$(3.2)
Plus:
DD&A	1.6	0.8	1.3	2.6	0.2	6.5
Interest expense	0.5	-	0.1	0.3	1.0	1.9
EBITDA from continuing operations†	$0.6	$4.0	$1.4	$0.1	$(0.9)	$5.2
Plus: Provision for doubtful accounts (1)	-	-	-	-	2.0	2.0
Plus: Gain on extinguishment of debt (2)	-	(1.7)	-	-	-	(1.7)
Adjusted EBITDA from continuing operations†	0.6	2.3	1.4	0.1	1.1	5.5
EBITDA from discontinued operations	0.1	-	-	-	-	0.1
Adjusted EBITDA †	$0.7	$2.3	$1.4	$0.1	$1.1	$5.6

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2016	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(10.1)	$9.0	$(0.6)	$(4.2)	$(3.1)	$(9.0)
Plus:
DD&A	4.9	2.6	4.1	6.3	0.4	18.3
Interest expense	1.7	0.3	0.3	0.7	2.2	5.2
EBITDA from continuing operations† **	$	$11.9	$3.8	$2.8	$(0.5)	$14.6
Plus: Provision for doubtful accounts (1)	-	-	-	-	2.0	2.0
Plus: Gain on extinguishment of debt (2)	-	(1.7)	-	-	-	(1.7)
Adjusted EBITDA from continuing operations†	(3.4)	10.2	3.8	2.8	1.5	14.9
EBITDA from discontinued operations	1.8	-	-	-	-	1.8
Adjusted EBITDA †	$(1.6)	$10.2	$3.8	$2.8	$1.5	$16.7

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(8.4)	$2.0	$(0.5)	$(3.1)	$(0.4)	$(10.4)
Plus:
DD&A	2.6	1.9	1.6	1.6	0.1	7.8
Interest expense	0.5	0.1	0.1	0.2	0.5	1.4
EBITDA from continuing operations†	$(5.3)	$4.0	$1.2	$(1.3)	$0.2	$(1.2)
Plus: Non-cash asset impairment (3)	2.3	-	-	-	-	2.3
Adjusted EBITDA from continuing operations†	(3.0)	4.0	1.2	(1.3)	0.3	1.2
EBITDA from discontinued operations	1.6	-	-	-	-	1.6
Adjusted EBITDA †	$(1.4)	$4.0	$1.2	$(1.3)	$0.3	$2.8

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2015	Appalachia	Appalachia	Western	Basin	Other	Total**
	(in millions)
Net income/(loss) from continuing operations	$(16.3)	$4.6	$(3.0)	$(10.3)	$(1.9)	$(26.9)
Plus:
DD&A	9.1	5.7	4.8	4.3	0.6	24.5
Interest expense	1.4	0.5	0.2	0.4	1.1	3.6
EBITDA from continuing operations† **	$(5.8)	$10.8	$2.0	$(5.6)	$(0.2)	$1.2
Plus: Non-cash asset impairment (3)	2.3	-	-	-	2.2	4.5
Adjusted EBITDA from continuing operations†	$(3.5)	10.8	2.0	(5.6)	2.0	5.7
EBITDA from discontinued operations	6.7	-	-	-	0.7	7.4
Adjusted EBITDA †	$3.2	$10.8	$2.0	$(5.6)	$2.7	$13.1

*	Includes our 51% equity interest in the results of the joint venture, which owns the Rhino Eastern mining complex located in West Virginia and for which we serve as manager.

**	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	During the three and nine months ended September 30, 2016, we recorded a $2.0 million reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	For the three and nine months ended September 30, 2016, we recorded a gain of approximately $1.7 million for the extinguishment of debt. We executed an agreement with the third party that held approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration, which resulted in an approximate $1.7 million gain from the extinguishment of this debt. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(3)	During the three and nine months ended September 30, 2015, we recorded asset impairment losses of approximately $2.3 million and $4.5 million, respectively. For the three months ended September 30, 2015, we recorded an asset impairment loss of approximately $2.3 million for our Deane mining complex since this asset is classified as held for sale and was written down to its estimated fair value less costs to sell as of September 30, 2015. For the nine months ended September 30, 2015, we recorded an additional asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since this asset was classified as held for sale and was written down to its estimated fair value less costs to sell as of June 30, 2015. We believe that the isolation and presentation of these specific items to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of these items provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of these items provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in millions)
Net cash provided by operating activities	$1.1	$2.5	$5.1	$13.9
Plus:
Increase in net operating assets	5.1	-	6.1	-
Gain on sale of assets	0.1	0.5	0.4	1.2
Amortization of deferred revenue	0.6	0.4	1.3	2.1
Amortization of actuarial gain	-	-	4.8	0.1
Interest expense	1.9	1.4	5.2	3.7
Equity in net income of unconsolidated affiliate	-	0.1	-	0.3
Less:
Decrease in net operating assets	-	1.1	-	4.6
Amortization of advance royalties	0.1	0.2	0.7	0.6
Amortization of debt issuance costs	1.0	0.3	2.0	1.1
Loss on retirement of advanced royalties	-	-	0.1	-
Equity-based compensation	-	-	0.5	-
Provision for doubtful accounts	2.0	0.1	2.0	0.5
Loss on asset impairments	-	2.3	-	4.5
Loss on disposal of business	0.5	-	119.2	-
Accretion on asset retirement obligations	0.4	0.5	1.1	1.7
Distribution from unconsolidated affiliates	-	-	-	0.2
Equity in net loss of unconsolidated affiliates	-	-	0.1	-
Gain on extinguishment of debt	1.7	-	1.7	-
EBITDA†	$3.1	$0.4	$(104.5)	$8.1
Plus: Loss on disposal of business and asset impairments (1)	0.5	2.3	119.2	4.5
Plus: Provision for doubtful accounts (2)	2.0	0.1	2.0	0.5
Adjusted EBITDA† **	5.6	2.8	16.7	13.1
Less: EBITDA from discontinued operations	0.1	1.6	1.8	7.4
Adjusted EBITDA from continuing operations †	$5.5	$1.2	$14.9	$5.7

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

**	Totals may not foot due to rounding.

(1)	For the three and nine months ended September 30, 2016, we recorded losses of $0.5 million and $119.2 million related to the sale of our Elk Horn coal leasing company that was discussed earlier. For the three and nine months ended September 30, 2015, we recorded asset impairment losses of approximately $2.3 million and $4.5 million, respectively. For the three months ended September 30, 2015, we recorded an asset impairment loss of approximately $2.3 million for our Deane mining complex since this asset is classified as held for sale and was written down to its estimated fair value less costs to sell as of September 30, 2015. For the nine months ended September 30, 2015, we recorded an additional asset impairment loss of approximately $2.2 million for our Cana Woodford mineral rights since this asset was classified as held for sale and was written down to its estimated fair value less costs to sell as of June 30, 2015. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	For the three and nine months ended September 30, 2016, we recorded a $2.0 million reserve against a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier. During the three and nine months ended September 30, 2015, we recorded provisions for doubtful accounts of approximately $0.1 million and $0.5 million, respectively, related to a few of our Elk Horn lessee customers in Central Appalachia that were in bankruptcy proceedings. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

Liquidity and Capital Resources

Liquidity

The principal indicators of our liquidity are our cash on hand and availability under our Amended and Restated Credit Agreement. As of September 30, 2016, our available liquidity was $4.0 million, which was comprised of our availability under our credit agreement.

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

On May 13, 2016, we entered into the Fifth Amendment of the Amended and Restated Credit Agreement, which extended the term to July 31, 2017.

In July 2016, we entered into a sixth amendment (the “Sixth Amendment”) of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. (see “—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for further details of the Fourth, Fifth and Sixth Amendments).

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

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations. For the quarter ended September 30, 2016, we continued the suspension of the cash distribution for our common units, which was initially suspended beginning with the quarter ended June 30, 2015. For the quarters ended September 30, 2014 and December 31, 2014, we announced cash distributions of $0.05 per common unit, or $0.20 per unit on an annualized basis, and for the quarter ended March 31, 2015, we announced cash distributions of $0.02 per common unit, or $0.08 per unit on an annualized basis. Each of these quarters’ distribution levels were lower than the previous quarters’ distribution amounts of $0.445 per common unit, or $1.78 per unit on an annualized basis. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Cash Flows

Net cash provided by operating activities was $5.1 million for the nine months ended September 30, 2016 as compared to cash provided by operating activities of $13.9 million for the nine months ended September 30, 2015. This decrease in cash provided by operating activities was primarily the result of ongoing weak coal market conditions discussed above for the nine months ended September 30, 2016 as compared to 2015.

Net cash provided by investing activities was $5.1 million for the nine months ended September 30, 2016 as compared to cash used for investing activities of $4.5 million for the nine months ended September 30, 2015. Net cash provided by investing activities for the nine months ended September 30, 2016 was primarily related to the proceeds from the sale of Elk Horn coal leasing operation, partially offset by our capital expenditures necessary for maintaining our mining operations. Net cash used for investing activities for the nine months ended September 30, 2015 is primarily related to our capital expenditures necessary for maintaining our mining operations.

Net cash used in financing activities for the nine months ended September 30, 2016 was $10.3 million, which was primarily attributable to net repayments on our revolving credit facility this period with the proceeds from the sale of our Elk Horn coal leasing operation as well as contributions from Royal’s acquisition of common units. Net cash used in financing activities for the nine months ended September 30, 2015 was $9.9 million, which was primarily attributable to fees paid for the third amendment of our credit facility, as well as distributions paid to unitholders.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2016 were approximately $1.1 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2016 were approximately $4.8 million, which were primarily related to the payments for the final development of our new Riveredge mine on our Pennyrile property in western Kentucky.

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

Our Amended and Restated Credit Agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the twelve months ended September 30, 2016, we are in compliance with respect to all covenants contained in the credit agreement.

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

In July 2016, we entered into the Sixth Amendment of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduces the maximum commitment amount allowed under the credit facility for the additional $1.5 million to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

At September 30, 2016, the Operating Company had borrowings outstanding (excluding letters of credit) of $30.4 million at a variable interest rate of PRIME plus 3.50% (7.00% at September 30, 2016). In addition, the Operating Company had outstanding letters of credit of approximately $27.8 million at a fixed interest rate of 5.00% at September 30, 2016. Based upon a maximum borrowing capacity of 6.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $4.0 million at September 30, 2016. During the three months ended September 30, 2016, we had average borrowings outstanding of approximately $37.7 million under our credit agreement.

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

As of September 30, 2016, we had $27.8 million in letters of credit outstanding, of which $22.4 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies and estimates as of September 30, 2016.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2016 is included in Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1

Membership Transfer Agreement between Rhino Eastern JV Holding Company LLC, Rhino Energy WV LLC, and Rhino Eastern LLC dated December 31, 2014, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 7, 2015

2.2*	Equity Exchange Agreement, dated as of September 30, 2016, by and among Rhino Resource Holdings LLC, Rhino Resource Partners LP, Rhino GP LLC and Royal Energy Resources, Inc.

2.3*	Membership Interest Purchase Agreement, dated August 22, 2016, by and among Rhino Energy LLC and Elk Horn Coal Acquisition LLC

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

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

10.1

Fifth Amendment to Amended and Restated Credit Agreement, dated May 13, 2016 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on May 16, 2016

10.2*

Sixth Amendment and Consent to Amended and Restated Credit Agreement, dated as of July 19, 2016, by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, and the guarantors and lenders party thereto

10.3*	Amended and Restated Employment Agreement of Richard Boone, effective as of September 1, 2016

Exhibit Number	Description

10.4*	Amended and Restated Employment Agreement of W. Scott Morris, effective as of September 1, 2016

10.5*	Letter Agreement between Rhino Resource Partners LP and Joseph E. Funk, dated as of August 22, 2016

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended September 30, 2016

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: November 10, 2016	By:	/s/ Joseph E. Fun
Joseph E. Funk
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ W. Scott Morris
W. Scott Morris
Vice President and Chief Financial Officer
(Principal Financial Officer)

