Form 10-K
period 2016-12-31
Rhino Resource Partners LP
filed 2017-03-24
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: (859) 389-6500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Units representing Limited Partner Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s equity held by non-affiliates of the registrant was approximately $2.5 million based on the price at which the registrant’s common units were last sold on the OTCQB Marketplace on such date. As of March 17, 2017, the registrant had 12,905,799 common units, 1,235,534 subordinated units and 1,500,000 Series A preferred units outstanding.

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

Central Appalachia: Coal producing area in eastern Kentucky, western Virginia and southern West Virginia.

coal seam: Coal deposits occur in layers typically separated by layers of rock. Each layer is called a “seam.” A seam can vary in thickness from inches to a hundred feet or more.

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

Metallurgical, or “met”, coal: The various grades of coal suitable for carbonization to make coke for steel manufacture. Its quality depends on four important criteria: volatility, which affects coke yield; the level of impurities including sulfur and ash, which affects coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety. Metallurgical coal typically has a particularly high Btu but low ash and sulfur content.

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

ii

preparation plant: Usually located on a mine site, although one plant may serve several mines. A preparation plant is a facility for crushing, sizing and washing coal to prepare it for use by a particular customer. The washing process separates higher ash coal and may also remove some of the coal’s sulfur content.

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

reclamation: The process of restoring land to its prior condition, productive use or other permitted condition following mining activities. The process commonly includes “re-contouring” or reshaping the land to its approximate original contour, restoring topsoil and planting native grass and shrubs. Reclamation operations are typically conducted concurrently with mining operations, but the majority of reclamation costs are incurred once mining operations cease. Reclamation is closely regulated by both state and federal laws.

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

tons: A “short” or net ton is equal to 2,000 pounds. A “long” or British ton is 2,240 pounds. A “metric” tonne is approximately 2,205 pounds. The short ton is the unit of measure referred to in this report.

Western Bituminous region: Coal producing area located in western Colorado and eastern Utah.

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in “Part 1, Item 1A. Risk Factors.” The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our ability to maintain adequate cash flow and to obtain additional financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations or our ability to obtain alternative financing upon the expiration of our amended and restated senior secured credit facility and our related ability to continue as a going concern;

●	our future levels of indebtedness and compliance with debt covenants;

●	sustained depressed levels or further declines in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions;

●	our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes;

●	declines in demand for electricity and coal;

●	current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal;

●	extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs;

●	difficulties in obtaining and/or renewing permits necessary for operations;

●	a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane;

●	poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives;

●	fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal;

●	a shortage of skilled labor, increased labor costs or work stoppages;

●	our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable;

●	material inaccuracies in our estimates of coal reserves and non-reserve coal deposits;

iv

●	existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal;

●	federal and state laws restricting the emissions of greenhouse gases;

●	our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property;

●	our dependence on a few customers and our ability to find and retain customers under favorable supply contracts;

●	changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices;

●	changes in governmental regulation of the electric utility industry;

●	defects in title in properties that we own or losses of any of our leasehold interests;

●	our ability to retain and attract senior management and other key personnel;

●	material inaccuracy of assumptions underlying reclamation and mine closure obligations; and

●	weakness in global economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

v

PART I

Unless the context clearly indicates otherwise, references in this report to “Rhino Predecessor,” “we,” “our,” “us” or similar terms when used for periods prior to the completion of the initial public offering of common units of Rhino Resource Partners LP on October 5, 2010 (the “IPO”) refer to Rhino Energy LLC and its subsidiaries. When used for periods subsequent to the completion of the IPO, “we,”“our,”“us,” or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to our “general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP.

On April 18, 2016, we completed a 1-for-10 reverse split on our common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. All common and subordinated unit and distribution per unit references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2016, we controlled an estimated 256.9 million tons of proven and probable coal reserves, consisting of an estimated 203.5 million tons of steam coal and an estimated 53.4 million tons of metallurgical coal. In addition, as of December 31, 2016, we controlled an estimated 196.5 million tons of non-reserve coal deposits. Both our estimated proven and probable coal reserves and non-reserve coal deposits as of December 31, 2016 decreased when compared to the estimated tons and deposits reported as of December 31, 2015 due to the sale of our Elk Horn coal leasing business in August 2016. As part of the recent audits of our coal reserves and deposits performed by Marshall Miller & Associates, Inc., this outside expert performed an independent pro forma economic analysis using industry-accepted guidelines and this was used, in part, to classify tonnage as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions.

We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. In the third quarter of 2015, we temporarily idled a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. We resumed mining operations at all of our Central Appalachia operations in 2016 to fulfill customer contracts that we secured for 2016 and 2017.

For the year ended December 31, 2016, we produced and sold approximately 3.3 million tons of coal.

Our principal business strategy is to safely, efficiently and profitably produce and sell both steam and metallurgical coal from our diverse asset base in order to resume, and, over time, increase our quarterly cash distributions. In addition, we continue to seek opportunities to expand and diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash available for distribution and enhance stability of our cash flow.

Current Liquidity and Outlook

As of December 31, 2016, our available liquidity was $13.0 million, including cash on hand of $0.1 million and $12.9 million available under our amended and restated credit agreement. On May 13, 2016, we entered into a fifth amendment (the “Fifth Amendment”) of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into a seventh amendment of our amended and restated credit agreement (the “Seventh Amendment”). The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read “Part 1, Item 1— Recent Developments-Amendments to Amended and Restated Credit Agreement.”

Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability of $10.0 million at December 31, 2016 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility. Furthermore, although met coal prices and demand have improved in recent months, if weak demand and low prices for steam coal persist and if met coal prices and demand weaken, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern. For more information about our liquidity and our credit facility, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Sale of our General Partner by Wexford

On January 21, 2016 and March 17, 2016, Royal Energy Resources, Inc. (“Royal”) acquired from Wexford Capital LP (“Wexford Capital” and together with certain of its affiliates and principals, “Wexford”) all of the issued and outstanding membership interests of our general partner, 676,912 of our issued and outstanding common units and 945,525 issued and outstanding subordinated units. Royal is a publicly traded company listed on the OTC market (OTCQB: ROYE) and is focused on the acquisition of coal, natural gas and renewable energy assets that are profitable at current distressed prices. Immediately subsequent to the consummation of the transaction, the following members of the board of directors of our general partner tendered their resignations effective immediately: Mark Zand, Philip Braunstein, Ken Rubin, Arthur Amron, Douglas Lambert and Mark Plaumann. As the owner of our general partner, Royal has the right to appoint the members of the board of directors of our general partner and so appointed the following individuals as new directors to fill the vacancies resulting from the resignations: William Tuorto, Ronald Phillips, Michael Thompson, Ian Ganzer (who subsequently resigned in September 2016), Douglas Holsted, Brian Hughs and David Hanig.

On March 21, 2016, we and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we issued 6,000,000 of our common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us in the amount of $7.0 million (the “Rhino Promissory Note”). On May 13, 2016 and September 30, 2016, Royal paid us $3.0 million and $2.0 million, respectively, on the promissory note. The final installment on the promissory note of $2.0 million was due on or before December 31, 2016. However, on December 30, 2016, we modified the Securities Purchase Agreement with Royal to extend the due date of the final $2.0 million payment to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.” In the event the disinterested members of the board of directors of our general partner determine that we do not need the capital that would be provided by the final installment, we have the option to rescind Royal’s purchase of 1,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If we fail to exercise a Rescission Right, we have the option to repurchase 1,333,333 of our common units at $3.00 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Option terminates on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that we have entered into an agreement to extend the amended and restated credit agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the installment due date, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $1.50.

Pursuant to the Securities Purchase Agreement, on March 21, 2016, we and Royal entered into a registration rights agreement. The registration rights agreement grants Royal piggyback registration rights under certain circumstances with respect to the common units issued to Royal pursuant to the Securities Purchase Agreement.

Option Agreement

On December 30, 2016, we entered into an option agreement (the “Option Agreement”) with Royal, Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and our general partner. Upon execution of the Option Agreement, we received an option (the “Call Option”) from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”) that is owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy, Inc. is a coal producing company with approximately 554 million tons of proven and probable reserves and six mines located in the Illinois Basin in western Kentucky as of September 30, 2016. The Option Agreement stipulates that we can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting us the Call Option, we issued 5.0 million common units, representing limited partner interests in us (the “Call Option Premium Units”) to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates we can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of us. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in our general partner to Rhino Holdings. Our ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our revolving credit facility to permit the acquisition of Armstrong Energy.

The Option Agreement also contains an option (the “Put Option”) granted by us to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause us to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under our revolving credit facility.

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment (defined below) and the GP Amendment (defined below). Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of our general partner was amended (“GP Amendment”). Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of our general partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director. Rhino Holdings has the right to appoint two members to the board of our general partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of our general partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of or general partner, as amended, will be further amended to provide that Royal and Rhino Holdings will each have the ability to appoint three directors and that the remaining director will be the chief executive officer of our general partner unless agreed otherwise.

The Option Agreement superseded and terminated the equity exchange agreement entered into on September 30, 2016 by and among Royal, Rhino Holdings, an entity wholly owned by certain investment partnerships managed by Yorktown, and our general partner.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, we entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Unit Agreement”) with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in us at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in our Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to us and Weston assigned to us a $2.0 million note receivable from Royal originally dated September 30, 2016 (the “Weston Promissory Note”). Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

The Preferred Unit Agreement contains customary representations, warrants and covenants, which include among other things, that, for as long as the Series A preferred units are outstanding, we will cause CAM Mining, LLC, one of our subsidiaries, (“CAM Mining”) to conduct its business in the ordinary course consistent with past practice and use reasonable best efforts to maintain and preserve intact its current organization, business and franchise and to preserve the rights, franchises, goodwill and relationships of its employees, customers, lenders, suppliers, regulators and others having business relationships with CAM Mining.

The Preferred Unit Agreement stipulates that upon the request of the holder of the majority of our common units following their conversion from Series A preferred units, as outlined in our partnership agreement, we will enter into a registration rights agreement with such holder. Such majority holder has the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights.

On January 27, 2017, Royal sold 100,000 of its Series A preferred units to Weston and its other 100,000 Series A preferred units to another third party.

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, we entered into a letter agreement with Royal whereby the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note were extended to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50.

Fourth Amended and Restated Partnership Agreement of Limited Partnership

On December 30, 2016, our general partner amended our partnership agreement to create, authorize and issue the Series A preferred units. The Series A preferred units are a new class of equity security that rank senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units shall be entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in our partnership agreement as (i) the total revenue of our Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for our Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by us from our Central Appalachia business segment. If we fail to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and we will not be permitted to pay any distributions on our partnership interests that rank junior to the Series A preferred units, including our common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

The Series A preferred units will vote on an as-converted basis with the common units, and we will be restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by us or our affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of our Central Appalachia business segment, subject to certain exceptions.

Elk Horn Coal Leasing Disposition

In August 2016, we entered into an agreement to sell our Elk Horn coal leasing company to a third party for total cash consideration of $12.0 million. We received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. Elk Horn is a coal leasing company located in eastern Kentucky that provided us with coal royalty revenues from coal properties owned by Elk Horn and leased to third-party operators. As of December 31, 2015, Elk Horn controlled approximately 100 million tons of proven and probable steam coal reserves. During the second quarter of 2016, we evaluated the Elk Horn assets for potential impairment based upon the initial purchase price offered by the buyer and the continued deterioration of the Central Appalachia steam coal markets that had adversely affected Elk Horn’s financial results. Our impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the buyer. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, we recorded total asset impairment charges of approximately $118.7 million related to coal properties as of June 30, 2016. The disposal of the Elk Horn assets and liabilities in August 2016 resulted in an additional loss of $1.2 million. The total loss of $119.9 million from the Elk Horn disposal is recorded as discontinued operations along with the previous operating results of Elk Horn that have been reclassified for the years ended December 31, 2016 and 2015.

Amended and Restated Credit Agreement Amendments

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

On May 13, 2016, we entered into the Fifth Amendment of the amended and restated credit agreement , which extended the term to July 31, 2017.

In July 2016, we entered into a sixth amendment (the “Sixth Amendment”) of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier.

In December, 2016, we entered into the Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment allows for the Series A preferred units discussed above. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. A condition precedent to the effectiveness of the Seventh Amendment was the receipt of the $13.0 million of cash proceeds received by us from the issuance of the Series A preferred units discussed above, which was used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfills the required Royal equity contributions as outlined in the previous amendments to our credit agreement. (Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for further details on the debt amendments).

Delisting of Common Units from NYSE

On December 17, 2015, the New York Stock Exchange (“NYSE”) notified us that the NYSE had determined to commence proceedings to delist our common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for our common units. The NYSE also suspended the trading of our common units at the close of trading on December 17, 2015.

On January 4, 2016, we filed an appeal with the NYSE to review the suspension and delisting determination of our common units. The NYSE held a hearing regarding our appeal on April 20, 2016 and affirmed its prior decision to delist our common units.

On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist our common units and terminate the registration of our common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. Our common units trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2016, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarters ended June 30, 2015 through December 31, 2016, we have accumulated arrearages at December 31, 2016 related to the common unit distribution of approximately $207.4 million.

History

Our predecessor was formed in April 2003 by Wexford Capital. We were formed in April 2010 to own and control the coal properties and related assets owned by Rhino Energy LLC. On October 5, 2010, we completed our IPO. Our common units were originally listed on the New York Stock Exchange under the symbol “RNO”. Please read “—Recent Developments—Delisting of Common Units from NYSE.” In connection with the IPO, Wexford contributed their membership interests in Rhino Energy LLC to us, and in exchange we issued subordinated units representing limited partner interests in us and common units to Wexford and issued incentive distribution rights to our general partner. In March 2016, Royal acquired our general partner and a majority limited partner interest in us from Wexford. Please read “—Recent Developments— Sale of our General Partner by Wexford.”

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

Coal Operations

Mining and Leasing Operations

As of December 31, 2016, we operated two mining complexes located in Central Appalachia (Tug River and Rob Fork). In August 2016 we completed the sale of our Elk Horn coal leasing operation and in December 2015, we completed the sale of our Central Appalachia Deane mining complex (see Note 6 of the consolidated financial statements included elsewhere in this annual report for further information). In the third quarter of 2015, we temporarily idled a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. We resumed mining operations at all of our Central Appalachia operations in 2016 to fulfill customer contracts that we secured for 2016 and 2017.

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

We define a mining complex as a central location for processing raw coal and loading coal into railroad cars, barges or trucks for shipment to customers. These mining complexes include seven active preparation plants and/or loadouts, each of which receive, blend, process and ship coal that is produced from one or more of our active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits.

The following map shows the location of our coal mining and leasing operations as of December 31, 2016 (Note: the McClane Canyon mine in Colorado was permanently idled at December 31, 2013):

PENNSYLVANIA
Akron
Youngstown
New Castle
Canton
LEESVILLE FIELD
SPRINGDALE FIELD
Pittsburgh
Steubenville
Washington
Wheeling
HOPEDALE COMPLEX
Columbus
Zanesville
OHIO
Uniontown
Morgantown
Fairmont
Clarksburg
Parkersburg
Chillicothe
SANDS HILL COMPLEX
Elkins
RICH MOUNTAIN FIELD
Ashland
Huntington
Charleston
WEST VIRGINIA
Lexington
HEADQUARTERS OFFICE
Morehead
KENTUCKY
RHINO EASTERN FIELD
TUG RIVER COMPLEX
Beckley
Prestonsburg
CAM MINING
Pikeville
Hazard
ROB FORK COMPLEX
VIRGINIA
Roanoke
TENNESSEE
NORTH CAROLINA
MD
N
Grand Junction
Denver
McCLANE CANYON
Colorado Springs
STATE OF COLORADO
Not to Scale
SALT LAKE CITY
CASTLE VALLEY
PRICE
HUNTINGTON
STATE OF UTAH
Not to Scale
STATE OF INDIANA
Springfield
TAYLORVILLE FIELD
Owensboro
Pennyrile Complex
Madisonville
STATE OF ILLINOIS
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

The following table summarizes our mining complexes and production by region as of December 31, 2016.

Region	Preparation Plants and Loadouts	Transportation to Customers(1)	Number and Type of Active Mines(2)	Tons Produced for the Year Ended December 31, 2016 (3)
				(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Tug Fork & Jamboree(4)	Truck, Barge, Rail (NS)	2S	0.4
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	1U,1S	0.3
Northern Appalachia
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	0.3
Sands Hill Complex (OH)	Sands Hill(5)	Truck, Barge	1S	0.1
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—
Pennyrile Complex (KY)	Preparation plant & river loadout	Barge	1U	1.3
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	0.9
McClane Canyon Mine (CO)(6)	n/a	Truck	—	—
Total			4U,4S	3.3

(1)	NS = Norfolk Southern Railroad; CSX = CSX Railroad; OHC = Ohio Central Railroad; WLE = Wheeling & Lake Erie Railroad.

(2)	Numbers indicate the number of active mines. U = underground; S = surface. All of our mines as of December 31, 2016 were company-operated.

(3)	Total production based on actual amounts and not rounded amounts shown in this table.

(4)	Jamboree includes only a loadout facility.

(5)	Includes only a preparation plant.

(6)	The McClane Canyon mine was permanently idled as of December 31, 2013.

Central Appalachia. For the year ended December 31, 2016, we operated two mining complexes located in Central Appalachia consisting of one active underground mine and three surface mines. For the year ended December 31, 2016, the mines at our Tug River and Rob Fork mining complexes produced an aggregate of approximately 0.4 million tons of steam coal and an estimated 0.3 million tons of metallurgical coal.

Tug River Mining Complex. Our Tug River mining complex is located in Kentucky and West Virginia bordering the Tug River. This complex produces coal from two company operated surface mines, which includes one high-wall mining unit. Coal production from these operations is delivered to the Tug Fork preparation plant for processing and then transported by truck to the Jamboree rail loadout for blending and shipping. Coal suitable for direct-ship to customers is delivered by truck directly to the Jamboree rail loadout from the mine sites. The Tug Fork plant is a modern, 350 tons per hour preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train, batch weigh loadout. This mining complex produced approximately 0.3 million tons of steam coal and approximately 0.1 million tons of metallurgical coal for the year ended December 31, 2016.

Rob Fork Mining Complex. Our Rob Fork mining complex is located in eastern Kentucky and produces coal from one company-operated surface mine and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers’ needs. The Rob Fork mining complex produced approximately 0.1 million tons of steam coal and 0.2 million tons of metallurgical coal for the year ended December 31, 2016.

Northern Appalachia. For the year ended December 31, 2016, we operated two mining complexes located in Northern Appalachia consisting of one company-operated underground mine and two company-operated surface mines. Coal mining at our Sands Hill complex are planned to cease during the second quarter of 2017 as market conditions for coal from this complex have continued to be weak. We will continue our limestone aggregate business at the Sands Hill complex for the next twelve to eighteen months as we have enough limestone inventory to process and sell for this time period. For the year ended December 31, 2016, these mines produced an aggregate of approximately 0.4 million tons of steam coal.

Hopedale Mining Complex. The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is first cleaned at our Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad and then shipped by train or truck to our customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 0.3 million tons of steam coal for the year ended December 31, 2016.

Sands Hill Mining Complex. We currently operate one surface mine at our Sands Hill mining complex, located near Hamden, Ohio, and we permanently idled the second surface mine at this complex during the second half of 2016. The infrastructure includes a preparation plant along with a river front barge and dock facility on the Ohio River. The Sands Hill mining complex produced approximately 0.1 million tons of steam coal and approximately 0.4 million tons of limestone aggregate for the year ended December 31, 2016.

Western Bituminous Region. We operate one mining complex in the Western Bituminous region that produces coal from an underground mine located in Emery and Carbon Counties, Utah. We also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon) that was permanently idled at the end of 2013.

Castle Valley Mining Complex. Our Castle Valley mining complex includes one underground mine located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. We produced approximately 0.9 million tons of steam coal from one underground mine at this complex for the year ended December 31, 2016.

Illinois Basin. In May 2012, we completed the purchase of certain rights to coal leases and surface property that is contiguous to the Green River and located in Daviess and McLean counties in western Kentucky where we constructed a new underground mining complex. The property is fully permitted and provides us with access to Illinois Basin coal that is adjacent to a navigable waterway, which could allow for exports to non-U.S. customers. During 2014, we completed the initial construction of a new underground mining operation on this property. Production began in late May 2014 and the first barge shipments of coal departed from this facility in early July 2014. We have sales contracts with local electric utility customers and we have other potential customers that we believe could lead to additional long-term sales agreements if we can successfully expand our production capacity at this operation.

Pennyrile Mining Complex. In mid-2014, we completed the initial construction of a new underground mining operation on the purchased property, referred to as our Pennyrile mining complex, which includes one underground mine, a preparation plant and river loadout facility. Production from this underground mine began in mid-2014 and we produced approximately 1.3 million tons for the year ended December 31, 2016. We believe the possibility exists to expand production up to 2.0 million tons per year with further development of the mine at the Pennyrile complex.

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

Other Natural Resource Assets

Oil and Natural Gas

In addition to our coal operations, we have invested in oil and natural gas assets and operations.

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy (“Gulfport”). Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate portion of the operating (losses)/gains for this investment during 2016 and 2015 of approximately ($0.2) million and $0.3 million, respectively.

In November 2014, we contributed our investment interest in a joint venture, Muskie Proppant LLC (“Muskie”) with affiliates of Wexford Capital that was formed to provide sand for fracking operations to drillers in the Utica Shale Region and other oil and natural gas basins in the United States to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. Mammoth was formed to provide services to companies, which engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth provides services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of our investment interest in the Muskie entity for an investment interest in Mammoth. Thus, we determined that the non-cash exchange of our ownership interest in Muskie did not result in any gain or loss. As of December 31, 2015, we recorded our investment in Mammoth of $1.9 million as a long-term asset, which we recorded as a cost method investment based upon our ownership percentage. In October 2016, we contributed our limited partner interests in Mammoth to Mammoth Energy Services, Inc. (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth Inc. The common stock of Mammoth Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and we sold 1,953 shares during the initial public offering of Mammoth Inc. and received proceeds of approximately $27,000. Our remaining shares of Mammoth Inc. are subject to a 180 day lock-up period from the date of Mammoth Inc.’s initial public offering. As of December 31, 2016, we recorded a fair market value adjustment of $1.6 million for the available-for-sale investment, which was recorded in other comprehensive income. We have included our investment in Mammoth and our prior investment in Muskie in our Other category for segment reporting purposes.

Limestone

Incidental to our coal mining process, we mine limestone from reserves located at our Sands Hill mining complex and sell it as aggregate to various construction companies and road builders that are located in close proximity to the mining complex when market conditions are favorable. We believe that our production of limestone provides us with an additional source of revenues at low incremental capital cost for the next twelve to eighteen months.

Coal Customers

General

Our primary customers for our steam coal are electric utilities, and the metallurgical coal we produce is sold primarily to domestic and international steel producers. For the year ended December 31, 2016, approximately 90.0% of our coal sales tons consisted of steam coal and approximately 10.0% consisted of metallurgical coal. For the year ended December 31, 2016, approximately 83.0% of our coal sales tons that we produced were sold to electric utilities. The majority of our electric utility customers purchase coal for terms of one to three years, but we also supply coal on a spot basis for some of our customers. For the year ended December 31, 2016, we derived approximately 87.4% of our total coal revenues from sales to our ten largest customers, with affiliates of our top three customers accounting for approximately 48.5% of our coal revenues for that period: PPL Corporation (26.2%); PacificCorp Energy (12.2%); and Big Rivers (10.1%). Incidental to our coal mining process, we mine limestone and sell it as aggregate to various construction companies and road builders that are located in close proximity to our Sands Hill mining complex.

Coal Supply Contracts

For the years ended December 31, 2016 and 2015, approximately 90% and 84%, respectively, of our aggregate coal tons sold were sold through supply contracts. We expect to continue selling a significant portion of our coal under supply contracts. As of December 31, 2016, we had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons (in thousands)	Number of customers
2017	3,669	14
2018	701	5

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

We believe that we have good relationships with rail carriers, barge companies and truck companies due, in part, to our modern coal-loading facilities at our loadouts and the working relationships and experience of our transportation and distribution employees.

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

Competition

The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers. Our main competitors include Alliance Resource Partners LP, Alpha Natural Resources, Inc., Arch Coal, Inc., Booth Energy Group, Murray Energy Corporation, Foresight Energy LP, Westmoreland Resource Partners, LP and Bowie Resource Partners LLC.

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

Regulation and Laws

Our operations are subject to regulation by federal, state and local authorities on matters such as:

●	employee health and safety;

●	governmental approvals and other authorizations such as mine permits, as well as other licensing requirements;

●	air quality standards;

●	water quality standards;

●	storage, treatment, use and disposal of petroleum products and other hazardous substances;

●	plant and wildlife protection;

●	reclamation and restoration of mining properties after mining is completed;

●	the discharge of materials into the environment, including waterways or wetlands;

●	storage and handling of explosives;

●	wetlands protection;

●	surface subsidence from underground mining;

●	the effects, if any, that mining has on groundwater quality and availability; and

●	legislatively mandated benefits for current and retired coal miners.

In addition, many of our customers are subject to extensive regulation regarding the environmental impacts associated with the combustion or other use of coal, which could affect demand for our coal. The possibility exists that new laws or regulations, or new interpretations of existing laws or regulations, may be adopted that may have a significant impact on our mining operations, oil and natural gas investments, or our customers’ ability to use coal. Moreover, environmental citizen groups frequently challenge coal mining, terminal construction, and other related projects.

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

Mining Permits and Approvals

Numerous governmental permits or approvals are required for coal mining operations. When we apply for these permits and approvals, we are often required to assess the effect or impact that any proposed production of coal may have upon the environment. Final guidance released by the CEQ regarding climate change considerations in the NEPA analyses may increase the likelihood of future challenges to the NEPA documents prepared for actions requiring federal approval. The permit application requirements may be costly and time consuming, and may delay or prevent commencement or continuation of mining operations in certain locations. In addition, these permits and approvals can result in the imposition of numerous restrictions on the time, place and manner in which coal mining operations are conducted. Future laws and regulations may emphasize more heavily the protection of the environment and, as a consequence, our activities may be more closely regulated. Laws and regulations, as well as future interpretations or enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs, or delays, interruptions or terminations of operations, the extent of any of which cannot be predicted. For example, in January 2016, the federal Bureau of Land Management announced a moratorium on new coal leases for federal lands. The moratorium does not affect existing leases. In addition, the permitting process for certain mining operations can extend over several years, and can be subject to judicial challenge, including by the public. Some required mining permits are becoming increasingly difficult to obtain in a timely manner, or at all. We may experience difficulty and/or delay in obtaining mining permits in the future.

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

Mine Health and Safety Laws

Stringent safety and health standards have been in effect since the adoption of the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 (the “Mine Act”), and regulations adopted pursuant thereto, significantly expanded the enforcement of health and safety standards and imposed comprehensive safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration (“MSHA”) monitors compliance with these laws and regulations. In addition, the states where we operate also have state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal industry are complex, rigorous and comprehensive, and have a significant effect on our operating costs.

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

We have developed a health and safety management system that, among other things, includes training regarding worker health and safety requirements including those arising under federal and state laws that apply to our mines. In addition, our health and safety management system tracks the performance of each operational facility in meeting the requirements of safety laws and company safety policies. As an example of the resources we allocate to health and safety matters, our safety management system includes a company-wide safety director and local safety directors who oversee safety and compliance at operations on a day-to-day basis. We continually monitor the performance of our safety management system and from time-to-time modify that system to address findings or reflect new requirements or for other reasons. We have even integrated safety matters into our compensation and retention decisions. For instance, our bonus program includes a meaningful evaluation of each eligible employee’s role in complying with, fostering and furthering our safety policies.

We evaluate a variety of safety-related metrics to assess the adequacy and performance of our safety management system. For example, we monitor and track performance in areas such as “accidents, reportable accidents, lost time accidents and the lost-time accident frequency rate” and a number of others. Each of these metrics provides insights and perspectives into various aspects of our safety systems and performance at particular locations or mines generally and, among other things, can indicate where improvements are needed or further evaluation is warranted with regard to the system or its implementation. An important part of this evaluation is to assess our performance relative to certain national benchmarks.

For the year ended December 31, 2016 our average MSHA violations per inspection day was 0.25 as compared to the most recent national average of 0.67 violations per inspection day for coal mining activity as reported by MSHA, or 62.69% below this national average.

Mining accidents in the last several years in West Virginia, Kentucky and Utah have received national attention and instigated responses at the state and national levels that have resulted in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. For example, in 2014, MSHA adopted a final rule to lower miners’ exposure to respirable coal mine dust. The rule had a phased implementation schedule. The second phase of the rule went into effect in February 2016, and requires increased sampling frequency and the use of continuous personal dust monitors. In August 2016, the third and final phase of the rule became effective, reducing the overall respirable dust standard in coal mines from 2.0 to 1.5 milligrams per cubic meter of air. Additionally, in September 2015, MSHA issued a proposed rule requiring the installation of proximity detection systems on coal hauling machines and scoops. Proximity detection is a technology that uses electronic sensors to detect motion and the distance between a miner and a machine. These systems provide audible and visual warnings, and automatically stop moving machines when miners are in the machines’ path. These and other new safety rules could result in increased compliance costs on our operations.

In addition, more stringent mine safety laws and regulations promulgated by these states and the federal government have included increased sanctions for non-compliance. For example, in 2006, the Mine Improvement and New Emergency Response Act of 2006, or MINER Act, was enacted. The MINER Act significantly amended the Mine Act, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since passage of the MINER Act in 2006, enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. For example, in July 2014, MSHA proposed a rule that revises its civil penalty assessment provisions and how regulators should approach calculating penalties, which, in some instances, could result in increased civil penalty assessments for medium and larger mine operators and contractors by 300 to 1,000 percent. MSHA proposed some revisions to the original proposed rule in February 2015, but, to date, has not taken any further action. Other states have proposed or passed similar bills, resolutions or regulations addressing enhanced mine safety practices and increased fines and penalties. Moreover, workplace accidents, such as the April 5, 2010, Upper Big Branch Mine incident, have resulted in more inspection hours at mine sites, increased number of inspections and increased issuance of the number and severity of enforcement actions and the passage of new laws and regulations. These trends are likely to continue.

Indeed, in 2013, MSHA began implementing its recently released Pattern of Violation (“POV”) regulations under the Mine Act. Under this regulation, MSHA eliminated the ninety (90) day window to take corrective action and engage in mitigation efforts for mine operators who met certain initial POV screening criteria. Additionally, MSHA will make POV determinations based upon enforcement actions as issued, rather than enforcement actions that have been rendered final following the opportunity for administrative or judicial review. After a mine operator has been placed on POV status, MSHA will thereafter issue an order withdrawing miners from the area affected by any enforcement action designated by MSHA as posing a significant and substantial, or S&S, hazard to the health and/or safety of miners. Further, once designated as a POV mine, a mine operator can be removed from POV status only upon: (1) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA; or (2) no POV-related withdrawal orders being issued by MSHA within ninety (90) days of the mine operator being placed on POV status. Although it remains to be seen how these new regulations will ultimately affect production at our mines, they are consistent with the trend of more stringent enforcement.

From time to time, certain portions of individual mines have been required to suspend or shut down operations temporarily in order to address a compliance requirement or because of an accident. For instance, MSHA issues orders pursuant to Section 103(k) that, among other things, call for operations in the area of the mine at issue to suspend operations until compliance is restored. Likewise, if an accident occurs within a mine, the MSHA requirements call for all operations in that area to be suspended until the circumstance leading to the accident has been resolved. During the fiscal year ended December 31, 2016 (as in earlier years), we received such orders from government agencies and have experienced accidents within our mines requiring the suspension or shutdown of operations in those particular areas until the circumstances leading to the accident have been resolved. While the violations or other circumstances that caused such an accident were being addressed, other areas of the mine could and did remain operational. These circumstances did not require us to suspend operations on a mine-wide level or otherwise entail material financial or operational consequences for us. Any suspension of operations at any one of our locations that may occur in the future may have material financial or operational consequences for us.

It is our practice to contest notices of violations in cases in which we believe we have a good faith defense to the alleged violation or the proposed penalty and/or other legitimate grounds to challenge the alleged violation or the proposed penalty. We exercise substantial efforts toward achieving compliance at our mines. For example, we have further increased our focus with regard to health and safety at all of our mines. These efforts include hiring additional skilled personnel, providing training programs, hosting quarterly safety meetings with MSHA personnel and making capital expenditures in consultation with MSHA aimed at increasing mine safety. We believe that these efforts have contributed, and continue to contribute, positively to safety and compliance at our mines. In “Part 1, Item 4. Mine Safety Disclosure” and in Exhibit 95.1 to this Annual Report on Form 10-K, we provide additional details on how we monitor safety performance and MSHA compliance, as well as provide the mine safety disclosures required pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Black Lung Laws

Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price. This excise tax does not apply to coal that is exported outside of the United States. In 2016, we recorded approximately $3.0 million of expense related to this excise tax.

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

Workers’ Compensation

We are required to compensate employees for work-related injuries under various state workers’ compensation laws. The states in which we operate consider changes in workers’ compensation laws from time to time. Our costs will vary based on the number of accidents that occur at our mines and other facilities, and our costs of addressing these claims. We are insured under the Ohio State Workers Compensation Program for our operations in Ohio. Our remaining operations, including Central Appalachia and the Western Bituminous region, are insured through Rockwood Casualty Insurance Company.

Surface Mining Control and Reclamation Act (“SMCRA”)

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

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA’s adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. However, this fee is subject to change. The President’s Budget for Fiscal Year 2017 proposes to restore fees on coal production to pre-2006 levels in order to fund the reclamation of abandoned mines. If enacted into law, this proposal would increase the fees on surface mining to $0.35 per ton and increase the fees on underground mining to $0.15 per ton. Given the market for coal, it is unlikely that coal mining companies would be able to recover all of these fees from their customers. As of December 31, 2016, we had accrued approximately $23.3 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

After a mine application is submitted, public notice or advertisement of the proposed permit action is required, which is followed by a public comment period. It is not uncommon for a SMCRA mine permit application to take over two years to prepare and review, depending on the size and complexity of the mine, and another two years or even longer for the permit to be issued. The variability in time frame required to prepare the application and issue the permit can be attributed primarily to the various regulatory authorities’ discretion in the handling of comments and objections relating to the project received from the general public and other agencies. Also, it is not uncommon for a permit to be delayed as a result of judicial challenges related to the specific permit or another related company’s permit.

Federal laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if owners of specific percentages of ownership interests or controllers (i.e., officers and directors or other entities) of the applicant have, or are affiliated with another entity that has outstanding violations of SMCRA or state or tribal programs authorized by SMCRA. This condition is often referred to as being “permit blocked” under the federal Applicant Violator Systems, or AVS. Thus, non-compliance with SMCRA can provide the bases to deny the issuance of new mining permits or modifications of existing mining permits, although we know of no basis by which we would be (and we are not now) permit-blocked.

In addition, a February 2014 decision by the U.S. District Court for the District of Columbia invalidated the Office of Surface Mining Reclamation and Enforcement’s (“OSM”) 2008 Stream Buffer Zone Rule, which prohibited mining disturbances within 100 feet of streams, subject to various exemptions. In December 2016, the OSM published the final Stream Protection Rule, which, among other things, would require operators to test and monitor conditions of streams they might impact before, during and after mining. The final rule took effect in January 2017 and would have required mine operators to collect additional baseline data about the site of the proposed mining operation and adjacent areas; imposed additional surface and groundwater monitoring requirements; enacted specific requirements for the protection or restoration of perennial and intermittent streams; and imposed additional bonding and financial assurance requirements. However, in February 2017, both the House and the Senate passed measures to revoke the Stream Protection Rule under the Congressional Review Act (“CRA”), which gives Congress the ability to repeal regulations promulgated in the last 60 days of the congressional session. President Trump signed the resolution on February 16, 2017 and, pursuant to the CRA, the Stream Protection Rule “shall have no force or effect” and OSM cannot promulgate a substantially similar rule absent future legislation. Whether Congress will enact future legislation to require a new Stream Protection Rule remains uncertain. A new Stream Protection Rule, or other new SMCRA regulations, could result in additional material costs, obligations, and restrictions associated with our operations.

Surety Bonds

Federal and state laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of performance security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations. It has become increasingly difficult for mining companies to secure new surety bonds without the posting of partial collateral. In August 2016, the OSMRE issued a Policy Advisory discouraging state regulatory authorities from approving self-bonding arrangements. The Policy Advisory indicated that the OSM would begin more closely reviewing instances in which states accept self-bonds for mining operations. In the same month, the OSM also announced that it was beginning the rulemaking process to strengthen regulations on self-bonding. In addition, surety bond costs have increased while the market terms of surety bond have generally become less favorable. It is possible that surety bonds issuers may refuse to renew bonds or may demand additional collateral upon those renewals. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on our ability to produce coal, which could affect our profitability and cash flow.

As of December 31, 2016, we had approximately $48.9 million in surety bonds outstanding to secure the performance of our reclamation obligations. We may be required to increase these amounts as a result of recent developments in West Virginia and Kentucky. In 2011, West Virginia passed legislation that provides for a minimum incremental bonding rate in lieu of a minimum bond amount that applies regardless of acreage. In addition, the Kentucky Department for Natural Resources and the Office of Surface Mining Reclamation and Enforcement Lexington Field Office executed an Action Plan for Improving the Adequacy of Kentucky Performance Bond Amounts, which provides for, among other things, revised bond computation protocols.

Air Emissions

The federal Clean Air Act (the “CAA”) and similar state and local laws and regulations, which regulate emissions into the air, affect coal mining operations both directly and indirectly. The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other industrial consumers of coal, including air emissions of sulfur dioxide, nitrogen oxides, particulates, mercury and other compounds. There have been a series of recent federal rulemakings from the U.S. Environmental Protection Agency, or EPA, which are focused on emissions from coal-fired electric generating facilities. For example, In June 2015, the United States Supreme Court decided Michigan v. the EPA, which held that the EPA should have considered the compliance costs associated with its Mercury and Air Toxics Standards, or MATS, in deciding to regulate power plants under Section 112(n)(1) of the Clean Air Act. The Court did not vacate the MATS rule, and MATS has remained in place. In April 2016, EPA published its final supplemental finding that it is “appropriate and necessary” to regulate coal and oil-fired units under Section 112 of the Clean Air Act. In August 2016, EPA denied two petitions for reconsideration of startup and shutdown provisions in MATS, leaving in place the startup and shutdown provisions finalized in November 2014. The MATS rule was expected to result in the retirement of certain older coal plants. It remains to be seen whether any power plants may reevaluate their decision to retire following the Supreme Court’s decision and EPA’s recent actions, or whether plants that have already installed certain controls to comply with MATS will continue to operate them at all times. Installation of additional emissions control technology and additional measures required under laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans, or SIPs, could make coal a less attractive fuel alternative in the planning and building of power plants in the future.

In addition to the greenhouse gas (“GHG”) regulations discussed below, air emission control programs that affect our operations, directly or indirectly, through impacts to coal-fired utilities and other manufacturing plants, include, but are not limited to, the following:

●	The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

●	On July 6, 2011, the EPA finalized the Cross State Air Pollution Rule (“CSAPR”), which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions was to commence in 2012 with further reductions effective in 2014. In October 2011, the EPA proposed amendments to the CSAPR to increase emission budgets in ten states, including Texas, and ease limits on market-based compliance options. While the CSAPR had an initial compliance deadline of January 1, 2012, the rule was challenged and, on December 30, 2011, the D.C. Circuit stayed the rule and advised that the EPA was expected to continue administering the Clean Air Interstate Rule until the pending challenges are resolved. The court vacated the CSAPR on August 21, 2012, in a two to one decision, concluding that the rule was beyond the EPA’s statutory authority. The U.S. Supreme Court on April 29, 2014 reversed the D.C. Circuit and upheld the CSAPR, concluding generally that the EPA’s development and promulgation of CSAPR was lawful, while acknowledging the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. In October 2014, the D.C. Circuit filed an order lifting its stay of CSAPR and addressing a number of preliminary motions regarding the implementation of the Supreme Court’s remand. On remand, the D.C. Circuit court held on July 28, 2015 that certain of EPA’s Phase II emission budgets were invalid because they required more emissions reductions than necessary to achieve the desired air pollutant reduction in the relevant downwind states. The court did not vacate the rule but required the EPA to reconsider the invalid emissions budgets. In September 2016, EPA finalized the CSAPR Rule Update for the 2008 ozone NAAQS. Starting in May 2017, the rule will reduce summertime NOx emissions from power plants in 22 states in the eastern United States.

●	In addition, in January 2013, the EPA issued final MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Business and environmental groups have filed legal challenges in federal appeals court and have petitioned EPA to reconsider the rule. EPA has granted petitions for reconsideration for certain issues and promulgated a revised final rule in November 2015. The EPA retained a minimum carbon monoxide limit of 130 parts per million and the particulate matter continuous parameter monitoring system requirements, consistent with the January 2013 final rule, but made some minor changes to provisions related to boiler startup and shutdown practices. In July 2016, the D.C. Circuit issued a ruling on the consolidated cases challenging Boiler MACT, vacating key portions of the rule, including emission limits for certain subcategories of solid fuel boilers, and remanding other issues to the EPA for further rulemaking. In December 2016, the court issued a decision denying a full panel rehearing and remanding without vacating the numeric MACT standards set in the Major Boilers Rule for new and existing sources in each of the 18 subcategories. Certiorari petitions are likely. We cannot predict the outcome of any legal challenges that may be filed in the future, however, if Boiler MACT is upheld as previously finalized, EPA estimates the rule will affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the outcome of future legal challenges and EPA actions cannot be determined at this time.

●	The EPA has adopted new, more stringent national air quality standards (“NAAQS”) for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in June 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date in October 2013. States with non-attainment areas had to submit their SIP revisions in April 2015, which must meet the modified standard by summer 2017. For all other areas, states will be required to submit “maintenance” SIPs. EPA finalized its PM2.5 NAAQS designations in December 2014. Individual states must now identify the sources of PM2.5 emissions and develop emission reduction plans, which may be state-specific or regional in scope. Nonattainment areas must meet the revised standard no later than 2021. More recently, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. Significant additional emissions control expenditures will likely be required at coal-fired power plants and coke plants to meet the new standards. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states. Moreover, we could face adverse impacts on our business to the extent that these and any other new rules affecting coal-fired power plants result in reduced demand for coal.

●	In June 2005, the EPA amended its regional haze program to improve visibility in national parks and wilderness areas. Affected states were required to develop SIPs by December 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. Implementation of this program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Consequently, demand for our steam coal could be affected.

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

Non-government organizations have also petitioned EPA to regulate coal mines as stationary sources under the Clean Air Act. On May 13, 2014, the D.C. Circuit in WildEarth Guardians v. United States Environmental Protection Agency upheld EPA’s denial of one such petition. On July 18, 2014, the D.C. Circuit denied a petition to rehear that case en banc. We cannot guarantee that these groups will not make similar efforts in the future. If such efforts are successful, emissions of these or other materials associated with our mining operations could become subject to further regulation pursuant to existing laws such as the CAA. In that event, we may be required to install additional emissions control equipment or take other steps to lower emissions associated with our operations, thereby reducing our revenues and adversely affecting our operations.

Climate Change

One by-product of burning coal is carbon dioxide or CO2, which EPA considers a GHG and a major source of concern with respect to climate change and global warming.

On the international level, the United States is one of almost 200 nations that agreed on December 12, 2015 to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets; however, the agreement does not set binding GHG emission reduction targets. The Paris climate agreement entered into force in November 2016.

At the Federal level, EPA has taken a number of steps to regulate GHG emissions. For example, in August 2015, the EPA issued its final Clean Power Plan (the “CPP”) rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP. The compliance period begins in 2022, and emission reductions will be phased in up to 2030. The EPA also proposed a federal compliance plan to implement the CPP in the event that an approvable state plan is not submitted to the EPA. Judicial challenges have been filed. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP. By its terms, this stay will remain in effect throughout the pendency of the appeals process. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the courts will rule on the legality of the CPP. Additionally, it is unclear how the CPP will be impacted under President Trump’s new administration. If the rules were upheld at the conclusion of this appellate process and were implemented in their current form, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration (“CCS”). Additional legal challenges have been filed against the EPA’s rules for new power plants. The EPA’s GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

Many states and regions have adopted greenhouse gas initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. For example, in 2005, ten northeastern states entered into the Regional Greenhouse Gas Initiative agreement (“RGGI”) calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states. The members of RGGI have established in statute and/or regulation a carbon dioxide trading program. Auctions for carbon dioxide allowances under the program began in September 2008. Though New Jersey withdrew from RGGI in 2011, since its inception, several additional northeastern states and Canadian provinces have joined as participants or observers.

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

Many coal-fired plants have already closed or announced plans to close and proposed new construction projects have also come under additional scrutiny with respect to GHG emissions. There have been an increasing number of protests and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators due to concerns related to greenhouse gas emissions. Other state regulatory authorities have also rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of carbon dioxide. In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to the EPA’s Environmental Appeals Board. In addition, over 30 states have adopted mandatory “renewable portfolio standards,” which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect our current and prospective customers; they may reduce the demand for coal-fired power, and may affect long-term demand for our coal.

If mandatory restrictions on CO2 emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of recent legislative and regulatory initiatives to encourage the development and use of carbon capture and storage technology have been proposed or enacted. For example, in October 2015, the EPA released a rule that established, for the first time, new source performance standards under the federal Clean Air Act for CO2 emissions from new fossil fuel-fired electric utility generating power plants. The EPA has designated partial carbon capture and sequestration as the best system of emission reduction for newly constructed fossil fuel-fired steam generating units at power plants to employ to meet the standard. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

There have also been attempts to encourage greater regulation of coalbed methane because methane has a greater GHG effect than CO2. Methane from coal mines can give rise to safety concerns, and may require that various measures be taken to mitigate those risks. If new laws or regulations were introduced to reduce coalbed methane emissions, those rules could adversely affect our costs of operations.

Finally, some scientists have warned that increasing concentrations of greenhouse gases (“GHGs”) in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If these warnings are correct, and if any such effects were to occur in areas where we or our customers operate, they could have an adverse effect on our assets and operations.

Clean Water Act

The Federal Clean Water Act (the “CWA”) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on the discharge of pollutants, including dredged or fill material, into waters of the U.S. The CWA establishes in-stream water quality and treatment standards for wastewater discharges that are applied to wastewater dischargers through Section 402 National Pollutant Discharge Elimination System (“NPDES”) permits. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of Section 402 NPDES permits. Individual permits or general permits under Section 404 of the CWA are required to discharge dredged or fill materials into waters of the U.S. including wetlands, streams, and other areas meeting the regulatory definition. Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. For example, the EPA released a final rule in May 2015 that attempted to clarify federal jurisdiction under the CWA over waters of the United States, but a number of legal challenges to this rule are pending, and implementation of the rule has been stayed nationwide. On January 13, 2017, the Supreme Court agreed to review the Sixth Circuit’s finding that it has jurisdiction to hear challenges to the rule. In February 2017, President Trump issued an executive order directing EPA and the Corps to review the WOTUS definition and to publish a proposed rule rescinding or revising the rule. At present, we cannot predict the outcome of the pending litigation or any revisions to the rule. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our surface coal mining and preparation plant operations typically require such permits to authorize activities such as the creation of slurry ponds, stream impoundments, and valley fills. The EPA, or a state that has been delegated such authority by the EPA, issues NPDES permits for the discharge of pollutants into navigable waters, while the U.S. Army Corps of Engineers (the “Corps”) issues dredge and fill permits under Section 404 of the CWA. Where Section 402 NPDES permitting authority has been delegated to a state, the EPA retains a limited oversight role. The CWA also gives the EPA an oversight role in the Section 404 permitting program, including drafting substantive rules governing permit issuance by the Corps, providing comments on proposed permits, and, in some cases, exercising the authority to delay or pre-empt Corps issuance of a Section 404 permit. The EPA has recently asserted these authorities more forcefully to question, delay, and prevent issuance of some Section 402 and 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

For instance, even though the Commonwealth of Kentucky and the State of West Virginia have been delegated the authority to issue NPDES permits for coal mines in those states, the EPA is taking a more active role in its review of NPDES permit applications for coal mining operations in Appalachia. The EPA issued final guidance on July 21, 2011 that encouraged EPA Regions 3, 4 and 5 to object to the issuance of state program NPDES permits where the Region does not believe that the proposed permit satisfies the requirements of the CWA and with regard to state issued general Section 404 permits, support the previously drafted Enhanced Coordination Process (“ECP”) among the EPA, the Corps, and the U.S. Department of the Interior for issuing Section 404 permits, whereby the EPA undertook a greater level of review of certain Section 404 permits than it had previously undertaken. The D.C. Circuit upheld EPA’s use of the ECP in July 2014. Future application of the ECP, such as may be enacted following notice and comment rulemaking, would have the potential to delay issuance of permits for surface coal mines, or to change the conditions or restrictions imposed in those permits.

The EPA also has statutory “veto” power under Section 404(c) to effectively revoke a previously issued Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.” The Court have previously upheld the EPA’s ability to exercise this authority. Any future use of the EPA’s Section 404 “veto” power could create uncertainty with regard to our continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our revenues.

The Corps is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse environmental effects. We may no longer seek general permits under Nationwide Permit 21 (“NWP 21”) because in February 2012, the Corps reinstated the use of NWP 21, but limited application of NWP 21 authorizations to discharges with impacts not greater than a half-acre of water, including no more than 300 linear feet of streambed, and disallowed the use of NWP 21 for valley fills. This limitation remains in place in the new NWP 21 issued in January of 2017. If the newly issued NWP 21 cannot be used for any of our proposed surface coal mining projects, we will have to obtain individual permits from the Corps subject to the additional EPA measures discussed below with the uncertainties and delays attendant to that process.

We currently have a number of Section 404 permit applications pending with the Corps. Not all of these permit applications seek approval for valley fills or other obvious “fills”; some relate to other activities, such as mining through streams and the associated post-mining reconstruction efforts. We sought to prepare all pending permit applications consistent with the requirements of the Section 404 program. Our five year plan of mining operations does not rely on the issuance of these pending permit applications. However, the Section 404 permitting requirements are complex, and regulatory scrutiny of these applications, particularly in Appalachia, has increased such that our applications may not be granted or, alternatively, the Corps may require material changes to our proposed operations before it grants permits. While we will continue to pursue the issuance of these permits in the ordinary course of our operations, to the extent that the permitting process creates significant delay or limits our ability to pursue certain reserves beyond our current five year plan, our revenues may be negatively affected.

Total Maximum Daily Load (“TMDL”) regulations under the CWA establish a process to calculate the maximum amount of a pollutant that an impaired water body can receive and still meet state water quality standards, and to allocate pollutant loads among the point- and non-point pollutant sources discharging into that water body. Likewise, when water quality in a receiving stream is better than required, states are required to conduct an anti-degradation review before approving discharge permits. The adoption of new TMDLs and load allocations or any changes to anti-degradation policies for streams near our coal mines could limit our ability to obtain NPDES permits, require more costly water treatment, and adversely affect our coal production.

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Some products used by coal companies in operations generate waste containing hazardous substances. We are not aware of any material liability associated with the release or disposal of hazardous substances from our past or present mine sites.

The federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws regulating hazardous waste affect coal mining operations by imposing requirements for the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes. Many mining wastes are excluded from the regulatory definition of hazardous wastes, and coal mining operations covered by SMCRA permits are by statute exempted from RCRA permitting. RCRA also allows the EPA to require corrective action at sites where there is a release of hazardous wastes. In addition, each state has its own laws regarding the proper management and disposal of waste material. While these laws impose ongoing compliance obligations, such costs are not believed to have a material impact on our operations.

In June 2010, EPA released a proposed rule to regulate the disposal of certain coal combustion by-products (“CCB”). The proposed rule sets forth two proposed avenues for the regulation of CCB under RCRA. The first option called for regulation of CCB under Subtitle C as a hazardous waste, which creates a comprehensive program of federally enforceable requirements for waste management and disposal. The second option called for regulation of CCB under Subtitle D as a solid waste, which gives EPA authority to set performance standards for solid waste management facilities and would be enforced primarily through state agencies and citizen suits. In December 2014, EPA finalized regulations that address the management of coal ash as a non-hazardous solid waste under Subtitle D. The rules impose engineering, structural and siting standards on surface impoundments and landfills that hold coal combustion wastes and mandate regular inspections. The rule also requires fugitive dust controls and imposes various monitoring, cleanup, and closure requirements. The rule leaves intact the Bevill exemption for beneficial uses of CCB, though it defers a final Bevill regulatory determination with respect to CCB that is disposed of in landfills or surface impoundments. Additionally, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provides for the establishment of state and EPA permit programs for the control of coal combustion residuals and authorizes states to incorporate EPA’s final rule for coal combustion residuals or develop other criteria that are at least as protective as the final rule. The costs of complying with these new requirements may result in a material adverse effect on our business, financial condition or results of operations, and could potentially increase our customers’ operating costs, thereby reducing their ability to purchase coal as a result. In addition, contamination caused by the past disposal of CCB, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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

Use of Explosives

We use explosives in connection with our surface mining activities. The Federal Safe Explosives Act (“SEA”) applies to all users of explosives. Knowing or willful violations of the SEA may result in fines, imprisonment, or both. In addition, violations of SEA may result in revocation of user permits and seizure or forfeiture of explosive materials.

The storage of explosives is also subject to regulatory requirements. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest (including ammonium nitrate at certain threshold levels) are required to complete a screening review in order to help determine whether there is a high level of security risk, such that a security vulnerability assessment and a site security plan will be required. It is possible that our use of explosives in connection with blasting operations may subject us to the Department of Homeland Security’s new chemical facility security regulatory program.

The costs of compliance with these requirements should not have a material adverse effect on our business, financial condition or results of operations.

In December 2014, OSM announced its decision to propose a rule that will address all blast generated fumes and toxic gases. OSM has not yet issued a proposed rule to address these blasts. We are unable to predict the impact, if any, of these actions by the OSM, although the actions potentially could result in additional delays and costs associated with our blasting operations.

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

Employees

To carry out our operations, our general partner and our subsidiaries employed 570 full-time employees as of December 31, 2016. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since our inception we have had no history of work stoppages or union organizing campaigns.

Available Information

Our internet address is http://www.rhinolp.com, and we make available free of charge on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and Forms 3, 4 and 5 for our Section 16 filers (and amendments and exhibits, such as press releases, to such filings) as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. Also included on our website are our “Code of Business Conduct and Ethics”, our “Insider Trading Policy,” “Whistleblower Policy” and our “Corporate Governance Guidelines” adopted by the board of directors of our general partner and the charters for the Audit Committee and Compensation Committee. Information on our website or any other website is not incorporated by reference into this report and does not constitute a part of this report.

We file or furnish annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Risks Inherent in Our Business

Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016.

Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

On May 13, 2016, we entered into the Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we have met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into the Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability of $10.0 million at December 31, 2016 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all.

There are other uncertainties as to our ability to access funding under our amended and restated credit agreement.  In order to borrow under our amended and restated credit facility, we must make certain representations and warranties to our lenders at the time of each borrowing.  If we are unable to make these representations and warranties, we would be unable to borrow under our amended and restated credit facility, absent a waiver.  Furthermore, if we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate.  Although met coal prices and demand have improved in recent months, if weak demand and low prices for steam coal persist and if met coal prices and demand weaken, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. There is no assurance that our lenders would agree to any such waiver.

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

Our common units are currently traded on the OTCQB as a result of the NYSE’s delisting our common units and will trade indefinitely on the OTCQB or one of the other over-the-counter markets, which could adversely affect the market liquidity of our common units and harm our business.

Our common units were suspended from trading on the NYSE at the close of trading on December 17, 2015 and delisted from the NYSE on May 9, 2016. Our common units trade on the OTCQB under the ticker symbol “RHNO.” The common units will continue to trade on the OTCQB or one of the other over-the-counter markets.

Trading on the OTCQB or one of the other over-the-counter markets may result in a reduction in some or all of the following, each of which could have a material adverse effect on our unitholders:

●	the liquidity of our common units;

●	the market price of our common units;

●	our ability to issue additional securities or obtain financing;

●	the number of institutional and other investors that will consider investing in our common units;

●	the number of market makers in our common units;

●	the availability of information concerning the trading prices and volume of our common units; and

●	the number of broker-dealers willing to execute trades in our common units.

Further, since our common units were delisted from the NYSE, we are no longer subject to the NYSE rules including rules requiring us to meet certain corporate governance standards. Without required compliance of these corporate governance standards, investor interest in our common units may decrease.

We may not have sufficient cash to enable us to pay the minimum quarterly distribution on our common units following establishment of cash reserves and payment of costs and expenses, including reimbursement of expenses to our general partner.

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $4.45 per unit, or $17.80 per unit per year, which will require us to have available cash of approximately $63.2 million per quarter, or $252.8 million per year, based on the number of common and subordinated units outstanding as of December 31, 2016 and the general partner interest. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

●	the amount of coal we are able to produce from our properties, which could be adversely affected by, among other things, operating difficulties and unfavorable geologic conditions;

●	the price at which we are able to sell coal, which is affected by the supply of and demand for domestic and foreign coal;

●	the level of our operating costs, including reimbursement of expenses to our general partner and its affiliates. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed;

●	the proximity to and capacity of transportation facilities;

●	the price and availability of alternative fuels;

●	the impact of future environmental and climate change regulations, including those impacting coal-fired power plants;

●	the level of worldwide energy and steel consumption;

●	prevailing economic and market conditions;

●	difficulties in collecting our receivables because of credit or financial problems of customers;

●	the effects of new or expanded health and safety regulations;

●	domestic and foreign governmental regulation, including changes in governmental regulation of the mining industry, the electric utility industry or the steel industry;

●	changes in tax laws;

●	weather conditions; and

●	force majeure.

We may reduce or eliminate distributions at any time we determine that our cash reserves are insufficient or are otherwise required to fund current or anticipated future operations, capital expenditures, acquisitions, growth or expansion projects, debt repayment or other business needs. Beginning with the quarter ended September 30, 2014, distributions on our common units were below the minimum level and, beginning with the quarter ended June 30, 2015, we suspended the quarterly distribution on our common units altogether. Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum quarterly distribution level and our subordinated units do not accrue such arrearages. In the future, if and as distributions are made for any quarter, the first priority is to pay the then minimum quarterly distribution to common unitholders. Any additional distribution amounts paid at that time are then paid to common unitholders until previously unpaid accumulated arrearage amounts have been paid in full. Thus, we have arrearages accumulating on our common units since the distribution level has been below our minimum quarterly level of $4.45 per unit. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. We may not have sufficient cash available for distributions on our common or subordinated units in the future. Any further reduction in the amount of cash available for distributions could impact our ability to pay any quarterly distribution on our common units. Moreover, we may not be able to increase distributions on our common units if we are unable to pay the accumulated arrearages on our common units as well as the full minimum quarterly distribution on our subordinated units.

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

Our results of operations and the value of our coal reserves are significantly dependent upon the prices we receive for our coal as well as our ability to improve productivity and control costs. Prices for coal tend to be cyclical; however, prices have become more volatile and depressed as a result of oversupply in the marketplace. The prices we receive for coal depend upon factors beyond our control, including:

●	the supply of domestic and foreign coal;

●	the demand for domestic and foreign coal, which is significantly affected by the level of consumption of steam coal by electric utilities and the level of consumption of metallurgical coal by steel producers;

●	the price and availability of alternative fuels for electricity generation;

●	the proximity to, and capacity of, transportation facilities;

●	domestic and foreign governmental regulations, particularly those relating to the environment, climate change, health and safety;

●	the level of domestic and foreign taxes;

●	weather conditions;

●	terrorist attacks and the global and domestic repercussions from terrorist activities; and

●	prevailing economic conditions.

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

We performed a comprehensive review of our current coal mining operation as well as potential future development projects for the year ended December 31, 2016 to ascertain any potential impairment losses. Based on the impairment analysis, we concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016. However, for the year ended December 31, 2016, we recorded $2.6 million of asset impairment losses and related charges associated with the 2015 sale of the Deane mining complex. Of the total $2.6 million non-cash impairment and other non-cash charges incurred, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. The $2.6 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

We also performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses during 2015. We identified various properties, projects and operations that were potentially impaired based upon changes in our strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to our operations deteriorated in the fourth quarter of 2015. We believe that an oversupply of coal being produced in Northern Appalachia has contributed to depressed coal prices from this region. In addition to impairment charges related to certain Northern Appalachia operations, we also recorded asset impairment and related charges for the sale of the Deane mining complex and the Cana Woodford oil and natural gas investment that are discussed further below. We recorded approximately $31.1 million of total asset impairment and related charges related to property, plant and equipment for the year ended December 31, 2015, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

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

Steam coal accounted for approximately 90% of our coal sales volume for the year ended December 31, 2016. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, sustained low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefit for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and cash available for distribution to our unitholders.

Our mining operations are subject to extensive and costly environmental laws and regulations, and such current and future laws and regulations could materially increase our operating costs or limit our ability to produce and sell coal.

The coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, protection of wetlands, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. The costs, liabilities and requirements associated with these laws and regulations are significant and time-consuming and may delay commencement or continuation of our operations. Moreover, the possibility exists that new laws or regulations (or new judicial interpretations or enforcement policies of existing laws and regulations) could materially affect our mining operations, results of operations and cash available for distribution to our unitholders, either through direct impacts such as those regulating our existing mining operations, or indirect impacts such as those that discourage or limit our customers’ use of coal. Violations of applicable laws and regulations would subject us to administrative, civil and criminal penalties and a range of other possible sanctions. The enforcement of laws and regulations governing the coal mining industry has increased substantially. As a result, the consequences for any noncompliance may become more significant in the future.

Our operations use petroleum products, coal processing chemicals and other materials that may be considered “hazardous materials” under applicable environmental laws and have the potential to generate other materials, all of which may affect runoff or drainage water. In the event of environmental contamination or a release of these materials, we could become subject to claims for toxic torts, natural resource damages and other damages and for the investigation and cleanup of soil, surface water, groundwater, and other media, as well as abandoned and closed mines located on property we operate. Such claims may arise out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire.

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

Within the last few years, the industry has seen enactment of the Federal Mine Improvement and New Emergency Response Act of 2006 (the “MINER Act”), subsequent additional legislation and regulation imposing significant new safety initiatives and the Dodd-Frank Act, which, among other things, imposes new mine safety information reporting requirements. The MINER Act significantly amended the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), imposing more extensive and stringent compliance standards, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, the U.S. Mine Safety and Health Administration (“MSHA”) issued new or more stringent rules and policies on a variety of topics, including:

●	sealing off abandoned areas of underground coal mines;

●	mine safety equipment, training and emergency reporting requirements;

●	substantially increased civil penalties for regulatory violations;

●	training and availability of mine rescue teams;

●	underground “refuge alternatives” capable of sustaining trapped miners in the event of an emergency;

●	flame-resistant conveyor belt, fire prevention and detection, and use of air from the belt entry; and

●	post-accident two-way communications and electronic tracking systems.

For example, in 2014, MSHA adopted a final rule that reduces the permissible concentration of respirable dust in underground coal mines from the current standard of 2.0 milligrams per cubic meter of air to 1.5 milligram per cubic meter. The rule had a phased implementation schedule, and the third and final phase of the rule became effective in August 2016. Under the phased approach, operators were required to adopt new measures and procedures for dust sampling, record keeping, and medical surveillance. Additionally, in September 2015, MSHA issued a proposed rule requiring the installation of proximity detection systems. Proximity detection is a technology that uses electronic sensors to detect motion and the distance between a miner and a machine. These systems provide audible and visual warnings, and automatically stop moving machines when miners are in the machines’ path. These and other new safety rules could result in increased compliance costs on our operations. Subsequent to passage of the MINER Act, various coal producing states, including West Virginia, Ohio and Kentucky, have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Other states may pass similar legislation in the future. Additional federal and state legislation that would further increase mine safety regulation, inspection and enforcement, particularly with respect to underground mining operations, has also been considered.

Although we are unable to quantify the full impact, implementing and complying with these new laws and regulations could have an adverse impact on our results of operations and cash available for distribution to our unitholders and could result in harsher sanctions in the event of any violations. Please read “Part 1, Item 1. Business—Regulation and Laws.”

Penalties, fines or sanctions levied by MSHA could have a material adverse effect on our business, results of operations and cash available for distribution.

Surface and underground mines like ours and those of our competitors are continuously inspected by MSHA, which often leads to notices of violation. Recently, MSHA has been conducting more frequent and more comprehensive inspections. In addition, in July 2014, MSHA proposed a rule that revises its civil penalty assessment provisions and how regulators should approach calculating penalties, which, in some instances, could result in increased civil penalty assessments for medium and larger mine operators and contractors by 300% to 1,000%. MSHA issued a revised proposed rule in February 2015, but, to date, has not taken any further action. However, increased scrutiny by MSHA and enforcement against mining operations are likely to continue.

We have in the past, and may in the future, be subject to fines, penalties or sanctions resulting from alleged violations of MSHA regulations. Any of our mines could be subject to a temporary or extended shut down as a result of an alleged MSHA violation. Any future penalties, fines or sanctions could have a material adverse effect on our business, results of operations and cash available for distribution.

We may be unable to obtain and/or renew permits necessary for our operations, which could prevent us from mining certain reserves.

Numerous governmental permits and approvals are required for mining operations, and we can face delays, challenges to, and difficulties in acquiring, maintaining or renewing necessary permits and approvals, including environmental permits. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing mining operations or the development of future mining operations. For example, final guidance released by the CEQ regarding climate change considerations in the NEPA analyses may increase the likelihood of future challenges to the NEPA documents prepared for actions requiring federal approval. In addition, the public has certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. Over the past few years, the length of time needed to bring a new surface mine into production has increased because of the increased time required to obtain necessary permits. The slowing pace at which permits are issued or renewed for new and existing mines has materially impacted production in Appalachia, but could also affect other regions in the future.

Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and discharge dredged or fill material into waters of the United States. Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. For example, the EPA released a final rule in May 2015 that attempted to clarify federal jurisdiction under the CWA over waters of the United States, but a number of legal challenges to this rule are pending, and implementation of the rule has been stayed nationwide. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our surface coal mining operations typically require such permits to authorize such activities as the creation of slurry ponds, stream impoundments, and valley fills. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

Our mining operations are subject to operating risks that could adversely affect production levels and operating costs.

Our mining operations are subject to conditions and events beyond our control that could disrupt operations, resulting in decreased production levels and increased costs.

These risks include:

●	unfavorable geologic conditions, such as the thickness of the coal deposits and the amount of rock embedded in or overlying the coal deposit;

●	inability to acquire or maintain necessary permits or mining or surface rights;

●	changes in governmental regulation of the mining industry or the electric utility industry;

●	adverse weather conditions and natural disasters;

●	accidental mine water flooding;

●	labor-related interruptions;

●	transportation delays;

●	mining and processing equipment unavailability and failures and unexpected maintenance problems; and

●	accidents, including fire and explosions from methane.

Any of these conditions may increase the cost of mining and delay or halt production at particular mines for varying lengths of time, which in turn could adversely affect our results of operations and cash available for distribution to our unitholders.

In general, mining accidents present a risk of various potential liabilities depending on the nature of the accident, the location, the proximity of employees or other persons to the accident scene and a range of other factors. Possible liabilities arising from a mining accident include workmen’s compensation claims or civil lawsuits for workplace injuries, claims for personal injury or property damage by people living or working nearby and fines and penalties including possible criminal enforcement against us and certain of our employees. In addition, a significant accident that results in a mine shut-down could give rise to liabilities for failure to meet the requirements of coal supply agreements especially if the counterparties dispute our invocation of the force majeure provisions of those agreements. We maintain insurance coverage to mitigate the risks of certain of these liabilities, including business interruption insurance, but those policies are subject to various exclusions and limitations and we cannot assure you that we will receive coverage under those policies for any personal injury, property damage or business interruption claims that may arise out of such an accident. Moreover, certain potential liabilities such as fines and penalties are not insurable risks. Thus, a serious mine accident may result in material liabilities that adversely affect our results of operations and cash available for distribution.

Fluctuations in transportation costs or disruptions in transportation services could increase competition or impair our ability to supply coal to our customers, which could adversely affect our results of operations and cash available for distribution to our unitholders.

Transportation costs represent a significant portion of the total cost of coal for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive energy source or could make our coal production less competitive than coal produced from other sources.

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

We base our coal reserve and non-reserve coal deposit estimates on engineering, economic and geological data assembled and analyzed by our staff, which is periodically audited by independent engineering firms. These estimates are also based on the expected cost of production and projected sale prices and assumptions concerning the permitability and advances in mining technology. The estimates of coal reserves and non-reserve coal deposits as to both quantity and quality are periodically updated to reflect the production of coal from the reserves, updated geologic models and mining recovery data, recently acquired coal reserves and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating quantities and qualities of coal reserves and non-reserve coal deposits and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results. These factors and assumptions relate to:

●	quality of coal;

●	geological and mining conditions and/or effects from prior mining that may not be fully identified by available exploration data or which may differ from our experience in areas where we currently mine;

●	the percentage of coal in the ground ultimately recoverable;

●	the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes and royalties, and other payments to governmental agencies;

●	historical production from the area compared with production from other similar producing areas;

●	the timing for the development of reserves; and

●	assumptions concerning equipment and productivity, future coal prices, operating costs, capital expenditures and development and reclamation costs.

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

Our partnership agreement requires our general partner to deduct from operating surplus each quarter estimated maintenance capital expenditures as opposed to actual maintenance capital expenditures in order to reduce disparities in operating surplus caused by fluctuating maintenance capital expenditures, such as reserve replacement costs or refurbishment or replacement of mine equipment. Our annual estimated maintenance capital expenditures for purposes of calculating operating surplus is based on our estimates of the amounts of expenditures we will be required to make in the future to maintain our long-term operating capacity. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. The amount of our estimated maintenance capital expenditures may be more than our actual maintenance capital expenditures, which will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to unitholders. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, with any change approved by the conflicts committee. In addition to estimated maintenance capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates will reduce the amount of available cash from operating surplus that we would otherwise have available for distribution to our unitholders. Please read “—Risks Inherent in an Investment in Us—Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce cash available for distribution to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.”

Existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds could affect coal consumers and as a result reduce the demand for our coal. A reduction in demand for our coal could adversely affect our results of operations and cash available for distribution to our unitholders.

Federal, state and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants and other consumers of our coal. These laws and regulations can require significant emission control expenditures, and various new and proposed laws and regulations may require further emission reductions and associated emission control expenditures. A certain portion of our coal has a medium to high sulfur content, which results in increased sulfur dioxide emissions when combusted and therefore the use of our coal imposes certain additional costs on customers. Accordingly, these laws and regulations may affect demand and prices for our higher sulfur coal. Please read “Part I, Item 1. Business—Regulation and Laws.”

Federal and state laws restricting the emissions of greenhouse gases could adversely affect our operations and demand for our coal.

One by-product of burning coal is CO2, which EPA considers a GHG, and a major source of concern with respect to climate change and global warming. Global warming has garnered significant public attention, and measures have been implemented or proposed at the international, federal, state and regional levels to limit GHG emissions. Please read “Part I, Item 1. Business—Regulation and Laws—Climate Change.”

For example, on the international level, the United States is one of almost 200 nations that agreed on December 12, 2015 to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets; however, the agreement does not set binding GHG emission reduction targets. The Paris climate agreement entered into force in November 2016.

At the federal level, EPA has finalized a number of rules related to GHG emissions. For example, the EPA issued rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP. By its terms, this stay will remain in effect throughout the pendency of the appeals process. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the courts will rule on the legality of the CPP. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration. Additional legal challenges have been filed against the EPA’s rules for new power plants. The EPA’s GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

Many states and regions have adopted greenhouse gas initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. For example, in 2005, ten northeastern states entered into the Regional Greenhouse Gas Initiative agreement (the “RGGI”), calling for implementation of a cap and trade program aimed at reducing carbon dioxide emissions from power plants in the participating states. Following the RGGI model, several western states and Canadian provinces have confirmed a commitment and timetable to create a carbon market in North America. It is likely that these regional efforts will continue.

Many coal-fired plants have already closed or announced plans to close and proposed new construction projects have also come under additional scrutiny with respect to GHG emissions. There have been an increasing number of protests and challenges to the permitting of new coal-fired power plants by environmental organizations and state regulators due to concerns related to greenhouse gas emissions. Other state regulatory authorities have also rejected the construction of new coal-fueled power plants based on the uncertainty surrounding the potential costs associated with GHG emissions from these plants under future laws limiting the emissions of GHGs. In addition, several permits issued to new coal-fired power plants without limits on GHG emissions have been appealed to the EPA’s Environmental Appeals Board. In addition, over 30 states have adopted mandatory “renewable portfolio standards,” which require electric utilities to obtain a certain percentage of their electric generation portfolio from renewable resources by a certain date. These standards range generally from 10% to 30%, over time periods that generally extend from the present until between 2020 and 2030. Other states may adopt similar requirements, and federal legislation is a possibility in this area. To the extent these requirements affect our current and prospective customers; they may reduce the demand for coal-fired power, and may affect long-term demand for our coal.

If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of recent legislative and regulatory initiatives to encourage the development and use of CCS technology have been proposed or enacted. For example, in October 2015, the EPA released a rule that established, for the first time, new source performance standards under the federal Clean Air Act for CO2 emissions from new fossil fuel-fired electric utility generating power plants. The EPA has designated partial carbon capture and sequestration as the best system of emission reduction for newly constructed fossil fuel-fired steam generating units at power plants to employ to meet the standard. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

In the meantime, the EPA and other regulators are using existing laws, including the federal Clean Air Act, to limit emissions of carbon dioxide and other GHGs from major sources, including coal-fired power plants that may require the use of “best available control technology” or “BACT.” As state permitting authorities continue to consider GHG control requirements as part of major source permitting BACT requirements, costs associated with new facility permitting and use of coal could increase substantially. A growing concern is the possibility that BACT will be determined to be the use of an alternative fuel to coal.

As a result of these current and proposed laws, regulations and trends, electricity generators may elect to switch to other fuels that generate less GHG emissions, possibly further reducing demand for our coal, which could adversely affect our results of operations and cash available for distribution to our unitholders.

Finally, some scientists have warned that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If these warnings are correct, and if any such effects were to occur in areas where we or our customers operate, they could have an adverse effect on our assets and operations.

Federal and state laws require bonds to secure our obligations to reclaim mined property. Our inability to acquire or failure to maintain, obtain or renew these surety bonds could have an adverse effect on our ability to produce coal, which could adversely affect our results of operations and cash available for distribution to our unitholders.

We are required under federal and state laws to place and maintain bonds to secure our obligations to repair and return property to its approximate original state after it has been mined (often referred to as “reclamation”) and to satisfy other miscellaneous obligations. Federal and state governments could increase bonding requirements in the future. In August 2016, the OSMRE issued a Policy Advisory discouraging state regulatory authorities from approving self-bonding arrangements. The Policy Advisory indicated that the OSMRE would begin more closely reviewing instances in which states accept self-bonds for mining operations. In the same month, the OSMRE also announced that it was beginning the rulemaking process to strengthen regulations on self-bonding. Certain business transactions, such as coal leases and other obligations, may also require bonding. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees, additional collateral, including supporting letters of credit or posting cash collateral or other terms less favorable to us upon those renewals. The failure to maintain or the inability to acquire sufficient surety bonds, as required by state and federal laws, could subject us to fines and penalties as well as the loss of our mining permits. Such failure could result from a variety of factors, including:

●	the lack of availability, higher expense or unreasonable terms of new surety bonds;

●	the ability of current and future surety bond issuers to increase required collateral; and

●	the exercise by third-party surety bond holders of their right to refuse to renew the surety bonds.

We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2016, we had $48.9 million in reclamation surety bonds, secured by $26.1 million in letters of credit outstanding under our credit agreement. Based on the Seventh Amendment, our credit agreement provides for a $49.1 million working capital revolving credit facility, of which up to $30.0 million may be used for letters of credit. If we do not maintain sufficient borrowing capacity under our revolving credit facility for additional letters of credit, we may be unable to obtain or renew surety bonds required for our mining operations. For more information, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.” If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and cash available for distribution to our unitholders could be adversely affected.

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

We sell a material portion of our coal under supply contracts. As of December 31, 2016, we had sales commitments for approximately 100% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2017. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 84% in 2017, and 16% in 2018. We derived approximately 87.4% of our total coal revenues from coal sales to our ten largest customers for the year ended December 31, 2016, with affiliates of our top three customers accounting for approximately 48.5% of our coal revenues during that period.

In the absence of long-term contracts, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including different pricing terms. Negotiations to extend existing contracts or enter into new long-term contracts with those and other customers may not be successful, and those customers may not continue to purchase coal from us under long-term coal supply contracts or may significantly reduce their purchases of coal from us. In addition, interruption in the purchases by or operations of our principal customers could significantly affect our results of operations and cash available for distribution. Unscheduled maintenance outages at our customers’ power plants and unseasonably moderate weather are examples of conditions that might cause our customers to reduce their purchases. Our mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases. For additional information relating to these contracts, please read “Part I, Item 1. Business—Customers—Coal Supply Contracts.”

Certain provisions in our long-term coal supply contracts may provide limited protection during adverse economic conditions, may result in economic penalties to us or permit the customer to terminate the contract.

Price adjustment, “price re-opener” and other similar provisions in our supply contracts may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Price re-opener provisions typically require the parties to agree on a new price. Failure of the parties to agree on a price under a price re-opener provision can lead to termination of the contract. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our results of operations and cash available for distribution to our unitholders.

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

The Federal Surface Mining Control and Reclamation Act of 1977 and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of underground mining. Estimates of our total reclamation and mine closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. The estimate of ultimate reclamation liability is reviewed both periodically by our management and annually by independent third-party engineers. The estimated liability can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Asset Retirement Obligations.”

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

Our level of indebtedness could have important consequences to us, including the following:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including acquisitions) or other purposes may be impaired or such financing may not be available on favorable terms;

●	covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

●	we will need a portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, distributions to unitholders and future business opportunities;

●	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

●	our flexibility in responding to changing business and economic conditions may be limited.

Increases in our total indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. As of December 31, 2016 our current portion of long-term debt that will be funded from cash flows from operating activities during 2017 was approximately $10.0 million. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all.

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

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

●	incur additional indebtedness or guarantee other indebtedness;

●	grant liens;

●	make certain loans or investments;

●	dispose of assets outside the ordinary course of business, including the issuance and sale of capital stock of our subsidiaries;

●	change the line of business conducted by us or our subsidiaries;

●	enter into a merger, consolidation or make acquisitions; or

●	make distributions if an event of default occurs.

In addition, our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our credit agreement limits our ability to pay distributions upon the occurrence of the following events, among others, which would apply to us and our subsidiaries:

●	failure to pay principal, interest or any other amount when due;

●	breach of the representations or warranties in the credit agreement;

●	failure to comply with the covenants in the credit agreement;

●	cross-default to other indebtedness;

●	bankruptcy or insolvency;

●	failure to have adequate resources to maintain, and obtain, operating permits as necessary to conduct our operations substantially as contemplated by the mining plans used in preparing the financial projections; and

●	a change of control.

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets. For more information, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

Risks Inherent in an Investment in Us

Royal owns and controls our general partner. Our general partner has fiduciary duties to its owners, and the interests of its owners may differ significantly from, or conflict with, the interests of our public common unitholders.

Royal owns and controls our general partner. Please read “Part I, Item 1. Business—Recent Developments—Sale of our General Partner by Wexford.” Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Therefore, conflicts of interest may arise between its owners and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its owners over the interests of our common unitholders. These conflicts include the following situations:

●	our general partner is allowed to take into account the interests of parties other than us, such as its owners, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

●	neither our partnership agreement nor any other agreement requires Royal to pursue a business strategy that favors us;

●	our partnership agreement limits the liability of and reduces fiduciary duties owed by our general partner and also restricts the remedies available to unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

●	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

●	our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

●	our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus;

●	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

●	our partnership agreement permits us to distribute up to $25.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

●	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

●	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

●	our general partner intends to limit its liability regarding our contractual and other obligations;

●	our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

●	our general partner controls the enforcement of obligations that it and its affiliates owe to us;

●	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

●	our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. This election may result in lower distributions to the common unitholders in certain situations.

In addition, Royal, its owners and entities in which they have an interest may compete with us. Please read “—Our sponsor, Royal and affiliates of our general partner may compete with us.”

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

Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

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

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common and subordinated units.

Our partnership agreement contains provisions that modify and reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

●	how to allocate business opportunities among us and its affiliates;

●	whether to exercise its limited call right;

●	how to exercise its voting rights with respect to the units it owns;

●	whether to exercise its registration rights;

●	whether to elect to reset target distribution levels; and

●	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

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

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

●	provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

●	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was in the best interest of our partnership;

●	provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

●	provides that our general partner will not be in breach of its obligations under the partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

(1)	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

(2)	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

(3)	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

(4)	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by Royal, as a result of it owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.

If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 17, 2017, Royal owned an aggregate of approximately 55% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner to transfer their respective membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a “change of control” without the vote or consent of the unitholders.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 17, 2017, Royal owned an aggregate of approximately 52% of our common units and approximately 86% of our subordinated units.

We may issue additional units without unitholder approval, which would dilute existing unitholder ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. The issuance of additional common units, preferred units or other equity interests of equal or senior rank will have the following effects:

●	our existing unitholders’ proportionate ownership interest in us will decrease;
●	the amount of cash available for distribution on each unit may decrease;
●	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;
●	the ratio of taxable income to distributions may increase;
●	the relative voting strength of each previously outstanding unit may be diminished; and
●	the market price of the common units may decline.

The Series A preferred units are senior in right of distributions and liquidation and upon conversion, would result in the issuance of additional common units in the future, which could result in substantial dilution of our common unitholders’ ownership interests.

The Series A preferred units are a new class of partnership interests that rank senior to our common units with respect to distribution rights and rights upon liquidation. We are required to pay annual distributions on the Series A preferred units in an amount equal to the greater of (i) 50% of CAM Mining free cash flow (which is defined in our partnership agreement as (i) the total revenue of the our Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for the our Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by us from our Central Appalachia business segment) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. If we fail to pay the any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and we will not be permitted to pay any distributions on our partnership interests that rank junior to the Series A preferred units, including our common units. The preferred units also rank senior to the common units in right of liquidation, and will be entitled to receive a liquidation preference in any such case.

We may convert the Series A preferred units into common units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A preferred unit exceeds $10.00 per unit. All unconverted Series A preferred units will convert into common units on December 31, 2021. The number of common units issued in any conversion will be based on the volume-weighted average closing price of the common units for 90 days preceding the date of conversion. Accordingly, the lower the trading price of our common units over the 90 day measurement period, the greater the number of common units that will be issued upon conversion of the preferred units, which would result in greater dilution to our existing common unitholders. Dilution has the following effects on our common unitholders:

●	an existing unitholder’s proportionate ownership interest in us will decrease;

●	the amount of cash available for distribution on each unit may decrease;

●	the relative voting strength of each previously outstanding unit may be diminished; and

●	the market price of the common units may decline.

In addition, to the extent the preferred units are converted into more than 66 2/3% of our common units, the holders of the preferred will have the right to remove our general partner.

Holders of our Series A preferred units have substantial negative control rights.

For as long as the Series A preferred units are outstanding, we will be restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining, LLC or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by the Partnership or its affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of the our Central Appalachia business segment, subject to certain exceptions. These consent rights effectively add a constituency to our fundamental decision-making process, and failure to obtain such consent from the Series A preferred holders could prevent us from taking an action that our management or board of directors otherwise view as prudent or necessary for our business operations or the execution of our business strategy.

The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by Royal or other large holders.

As of March 17, 2017, we had 12,905,799 common units, 1,235,534 subordinated units and 1,500,000 Series A preferred units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. On March 21, 2016, we issued 6,000,000 common units to Royal in a private placement. In connection with this issuance, we entered into a registration rights agreement with Royal which grants Royal piggyback registration rights under certain circumstances with respect to these common units. In addition, under our partnership agreement, our general partner and its affiliates (including Royal) have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations. Sales by Royal or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Royal) after the subordination period has ended. As of March 17, 2017, Royal owned approximately 51.1% of the outstanding common units and 85.9% of our outstanding subordinated units.

Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for our obligations.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. A purchaser of units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

It may be determined that the right, or the exercise of the right by the limited partners as a group, to (i) remove or replace our general partner, (ii) approve some amendments to our partnership agreement or (iii) take other action under our partnership agreement constitutes “participation in the control” of our business. A limited partner that participates in the control of our business within the meaning of the Delaware Act may be held personally liable for our obligations under the laws of Delaware, to the same extent as our general partner. This liability would extend to persons who transact business with us under the reasonable belief that the limited partner is a general partner. Neither our partnership agreement nor the Delaware Act specifically provides for legal recourse against our general partner if a limited partner were to lose limited liability through any fault of our general partner.

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

We are currently treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as us is treated as a partnership only if it satisfies a “qualifying income” requirement. Based on our current operations we believe that we satisfy the qualifying income requirement and will be treated as a partnership. We may, however, decide that it is in our best interest to be treated as a corporation for U.S. federal income tax purposes. A failure to meet the qualifying income requirement, a change in current law, or a decision to elect corporate treatment, could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income tax at varying rates. Any distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our treatment as a corporation may result in a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is not current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs may substantially reduce the value of our common units. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, income from management fees, cost reimbursements and cost-sharing payments related to our management and operation of mining, production, processing, and sale of coal and from energy infrastructure support services will constitute “qualifying income” within the meaning of Section 7704 of the Code.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

In response to current market conditions, from time to time we may consider engaging in transactions to delever us and manage our liquidity that would result in income and gain to our unitholders without a corresponding cash distribution. For example, we may sell assets and use the proceeds to repay existing debt or fund capital expenditures, in which case, you would be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, we may pursue opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications and extinguishment of our existing debt that would result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as ordinary taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed the current value of your investment in us.

Entities taxed as corporations may have net operating losses to offset COD income or may otherwise qualify for an exception to the recognition of COD income, such as the bankruptcy or insolvency exceptions. As long as we are treated as a partnership, however, these exceptions are not available to the partnership and are only available to a unitholder if the unitholder itself is insolvent or in bankruptcy. As a result, these exceptions generally would not apply to prevent the taxation of COD income allocated to our unitholders. The ultimate tax effect of any such income allocations will depend on the unitholder’s individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable COD income. Unitholders may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to the unitholder’s ultimate disposition of its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

Tax gain or loss on the disposition of our units could be more or less than expected.

If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost. In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate gain or loss realized on the sale or other disposition of our assets or, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction on the Allocation Date. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change our allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have constructively terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of January 13, 2017, Royal Energy Resources, Inc. owned 44.4% of the total interests in our capital and profits. Therefore, a transfer by Royal Energy Resources, Inc. of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Certain U.S. federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.

The Fiscal Year 2016 Budget proposed by the President recommends elimination of certain key U.S. federal income tax preferences relating to coal exploration and development (the “Budget Proposal”). The Budget Proposal would (1) eliminate current deductions and 60-month amortization for exploration and development costs relating to coal and other hard mineral fossil fuels, (2) repeal the percentage depletion allowance with respect to coal properties, (3) repeal capital gains treatment of coal and lignite royalties, and (4) exclude from the definition of domestic production gross receipts all gross receipts derived from the sale, exchange, or other disposition of coal, other hard mineral fossil fuels, or primary products thereof. The passage of any legislation as a result of the Budget Proposal or any other similar changes in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.

Unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We conduct business in a number of states, most of which also impose an income tax on corporations and other entities. In addition, many of these states also impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, state and local tax returns.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

See “Part I, Item 1. Business” for information about our coal operations and other natural resource assets.

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

Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of November 30, 2016, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. The coal reserve estimates were updated through December 31, 2016 by our internal staff of engineers based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

As of December 31, 2016, we controlled an estimated 256.9 million tons of proven and probable coal reserves and an estimated 196.5 million tons of non-reserve coal deposits. For the year ended December 31, 2016, we did not have any purchases or sales of third-party coal tonnages.

Both our estimated proven and probable coal reserves and our non-reserve coal deposits as of December 31, 2016 decreased when compared to the estimated tons reported as of December 31, 2015 due to the sale of our Elk Horn coal leasing business in August 2016. As part of the recent audits performed by Marshall Miller & Associates, Inc., this outside expert performed an independent pro forma economic analysis using industry-accepted guidelines and these were used, in part, to classify tonnage as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions. In the currently depressed coal market environment, some of our coal deposits that were previously classified as proven and probable coal reserves were re-classified as non-reserve coal deposits due to unfavorable projected economic performance.

Coal Reserves

The following table provides information as of December 31, 2016 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves (1)
Region	Total (3)	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam (2)	Metallurgical (2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	21.4	18.3	3.1	17.2	4.2	7.9	13.5	15.4	6.0
Rob Fork Complex (KY)	7.2	6.1	1.1	7.2	-	1.0	6.2	1.9	5.3
Rhino Eastern Field (WV) (3)	33.9	19.4	14.5	29.1	4.8	-	33.9	-	33.9
Rich Mountain Field (WV)	8.2	2.7	5.5	-	8.2	8.2	-	-	8.2
Total Central Appalachia (5)	70.7	46.5	24.2	53.5	17.2	17.1	53.6	17.3	53.4
Northern Appalachia
Hopedale Complex (OH)	21.3	17.0	4.3	21.3	-	6.6	14.7	21.3	-
Sands Hill Complex (OH)	-	-	-	-	-	-	-	-	-
Leesville Field (OH)	-	-	-	-	-	-	-	-	-
Springdale Field (PA)	-	-	-	-	-	-	-	-	-
Total Northern Appalachia (5)	21.3	17.0	4.3	21.3	-	6.6	14.7	21.3	-
Illinois Basin
Taylorville Field (IL)	111.1	38.9	72.2	-	111.1	-	111.1	111.1	-
Pennyrile Complex (KY)	29.6	16.0	13.6	29.6	-	-	29.6	29.6	-
Total Illinois Basin (5)	140.7	54.9	85.8	29.6	111.1	-	140.7	140.7	-
Western Bituminous						-
Castle Valley Complex (UT)	17.9	12.2	5.7	17.9	-	-	17.9	17.9	-
McClane Canyon Mine (CO) (4)	6.3	4.1	2.2	6.3	-	0.2	6.1	6.3	-
Total Western Bituminous (5)	24.2	16.3	7.9	24.2	-	0.2	24.0	24.2	-
Total (5)	256.9	134.7	122.2	128.6	128.3	23.9	233.0	203.5	53.4
Percentage of total (5)		52.4%	47.6%	50.1%	49.9%	9.3%	90.7%	79.2%	20.8%

(1)

Represents recoverable tons. The recoverable tonnage estimates take into account mining losses and coal wash plant losses of material from both mining dilution and any non-coal material found within the coal seams. Except for coal expected to be processed and sold on a direct-shipped basis, a specific wash plant recovery factor has been estimated from representative exploration data for each coal seam and applied on a mine-by-mine basis to the estimates. Actual wash plant recoveries vary depending on customer coal quality specifications.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. All other coal reserves are defined as steam coal. However, some of the reserves in the metallurgical category can also be used as steam coal.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2016.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	Percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

The majority of our leases have an initial term denominated in years but also provide for the term of the lease to continue until exhaustion of the “mineable and merchantable” coal in the lease area so long as the terms of the lease are complied with. Some of our leases have terms denominated in years rather than mine-to-exhaustion provisions, but in all such cases, we believe that the term of years will allow the recoverable reserve to be fully extracted in accordance with our projected mine plan. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine those reserves.

The following table provides information on particular characteristics of our coal reserves as of December 31, 2016:

	As Received Basis (1)				Proven and Probable Coal Reserves (2)
				S02/mm		Sulfur Content
Region	% Ash	% Sulfur	Btu/lb.	Btu	Total	<1%	1-1.5%	>1.5%	Unknown
Central Appalachia					(in million tons)
Tug River Complex (KY, WV)	9.58%	1.25%	13,084	1.91	21.4	9.3	9.1	2.0	1.0
Rob Fork Complex (KY)	5.47%	0.96%	13,591	1.42	7.2	6.5	0.5	0.2	-
Rhino Eastern Field (WV) (3)	4.17%	0.67%	14,035	0.96	33.9	28.8	4.9	-	0.2
Rich Mountain Field (WV)	7.28%	0.60%	13,235	0.91	8.2	8.2	-	-	-
Total Central Appalachia	6.26%	0.86%	13,615	1.27	70.7	52.8	14.5	2.2	1.2
Northern Appalachia
Hopedale Complex (OH)	7.22%	2.45%	14,910	3.28	21.3	-	-	21.3	-
Sands Hill Complex (OH)	-	-	-	-	-	-	-	-	-
Total Northern Appalachia	7.22%	2.45%	14,910	3.29	21.3	-	-	21.3	-
Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.1	-	-	111.1	-
Pennyrile Complex (KY)	7.79%	2.53%	11,475	4.42	29.6	-	-	29.6	-
Total Illinois Basin	7.76%	3.32%	11,145	5.96	140.7	-	-	140.7	-
Western Bituminous
Castle Valley Complex (UT)	10.63%	0.75%	12,058	1.24	17.9	17.9	-	-	-
McClane Canyon Mine (CO) (4)	11.19%	0.57%	11,241	1.01	6.3	6.3	-	-	-
Total Western Bituminous	10.77%	0.70%	11,847	1.19	24.2	24.2	-	-	-
Total (5)	7.59%	2.33%	12,196	3.82	256.9	77.0	14.5	164.2	1.2
Percentage of total (5)						30.0%	5.6%	63.9%	0.5%

(1)	As received basis represents average dry basis analytical test results which are normalized to a moisture content deemed to be representative of the saleable coal product.

(2)	Represents recoverable tons.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2016.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

Non-Reserve Coal Deposits

The following table provides information on our non-reserve coal deposits as of December 31, 2016:

	Non-Reserve Coal Deposits
		Total Tons
Region	Total Tons	Owned	Leased
	(in million tons)
Central Appalachia	46.9	15.6	31.3
Northern Appalachia	85.6	70.2	15.4
Illinois Basin	34.0	-	34.0
Western Bituminous	30.0	-	30.0
Total	196.5	85.8	110.7
Percentage of total		43.66%	56.34%

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

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2016 is included in Exhibit 95.1 to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Limited Partnership Interests

Our common units traded on the NYSE under the symbol “RNO” from September 30, 2010 through December 17, 2015. Our common units began trading on the OTCQB under the symbol “RHNO” on December 18, 2015. Our common units were delisted from the NYSE on May 9, 2016. Our common units continue to trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

On March 17, 2017, the closing market price for our common units was $4.50 per unit. The following table sets forth the range of the daily high and low sales prices as reported by the NYSE or OTCQB, as applicable, and cash distribution per common unit for the periods indicated. The quotations from the OTCQB reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2016, we have suspended the cash distribution for our common units.

	Price Range		Common Unit
	High	Low	Cash Distribution (1)
Year ended December 31, 2016
Fourth Quarter	$5.50	$1.78	$0.000
Third Quarter	$3.05	$1.90	$0.000
Second Quarter	$3.44	$1.75	$0.000
First Quarter	$0.49	$0.27	$0.000
Year ended December 31, 2015
Fourth Quarter	$1.05	$0.20	$0.000
Third Quarter	$1.60	$0.63	$0.000
Second Quarter	$2.43	$1.24	$0.000
First Quarter	$2.93	$1.77	$0.200

(1)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter. The cash distributions have been adjusted as if the 1-for-10 reverse split took place before the date of the earliest transaction reported.

As of March 17, 2017, we had outstanding 12,905,799 common units, 1,235,534 subordinated units, 1,500,000 Series A preferred units, and a 0.4% general partner interest and incentive distribution rights (“IDRs”). As of March 17, 2017, Royal Energy Resources, Inc. owned approximately 51.1% of our outstanding common units and 85.9% of our subordinated units and our general partner. Our general partner currently owns a 0.4% general partner interest in us and all of our IDRs.

As of March 17, 2017, there were 94 holders of record of our common units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Cash Distribution Policy

We will make a minimum quarterly distribution of $4.45 per common unit (or $17.80 per common unit on an annualized basis) to the extent we have sufficient available cash and when our cash distributions are not suspended. Available cash is generally defined as cash from operations after establishment by our general partner of cash reserves to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to unitholders for any one or more of the next four quarters, and payment of costs and expenses, including reimbursement of expenses to our general partner and its affiliates. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish or the amount of expenses for which our general partner and its affiliates may be reimbursed. Available cash may also include, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. We may also borrow to fund distributions in quarters when we generate less available cash than necessary to sustain or grow our cash distributions per unit.

There is no guarantee that we will distribute quarterly cash distributions to our unitholders. Our distribution policy is subject to certain restrictions and may be changed at any time. The reasons for such uncertainties in our stated cash distribution policy include the following factors:

●	Our cash distribution policy is subject to restrictions on distributions under our credit agreement. Our credit agreement contains financial tests and covenants that we must satisfy. These financial tests and covenants are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.” Should we be unable to satisfy these restrictions or if we are otherwise in default under our credit agreement, we would be prohibited from making cash distributions notwithstanding our cash distribution policy.

●	Our general partner will have the authority to establish cash reserves for the prudent conduct of our business and for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish.

●	Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our unitholders.

●	While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units after the subordination period has ended.

●	Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay under our cash distribution policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

●	Under Section 17-607 of the Delaware Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.

●	We may lack sufficient cash to pay distributions to our unitholders due to cash flow shortfalls attributable to a number of operational, commercial or other factors as well as increases in our operating or selling, general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements and anticipated cash needs.

●	If we make distributions out of capital surplus, as opposed to operating surplus, such distributions will result in a reduction in the minimum quarterly distribution and the target distribution levels. However, we do not anticipate that we will make any distributions from capital surplus.

●	Our ability to make distributions to our unitholders depends on the performance of our subsidiaries and their ability to distribute cash to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations.

Our partnership agreement requires us to distribute all of our available cash each quarter in the following manner:

●	first, 99.6% to the holders of common units and 0.4% to our general partner, until each common unit has received the minimum quarterly distribution of $4.45 plus any arrearages from prior quarters;

●	second, 99.6% to the holders of subordinated units and 0.4% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $4.45; and

●	third, 99.6% to all unitholders, pro rata, and 0.4% to our general partner, until each unit has received a distribution of $5.1175.

If cash distributions to our unitholders exceed $5.1175 per unit in any quarter, our unitholders and our general partner, as the holder of the incentive distribution rights, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Target Amount	Unitholders	General Partner
Above $5.1175 up to $5.5625	86.6%	13.4%
Above $5.5625 up to $6.675	76.6%	23.4%
Above $6.675	51.6%	48.4%

The percentage interest shown of our general partner includes its 0.4% general partner interest. Our general partner is entitled to 0.4% of all distributions that we make prior to our liquidation. Our partnership agreement provides our general partner the right, but not the obligation, to contribute capital to maintain its 0.4% general partner interest in us if we issue additional units in the future. Thus, if our general partner elects not to make such a capital contribution, its interest will be proportionately reduced.

During the subordination period, before we make any quarterly distributions to our subordinated unitholders, our common unitholders are entitled to receive payment of the minimum quarterly distribution plus any arrearages in distributions from prior quarters. The subordination period will end on the first business day after we have earned and paid at least (i) $17.80 (the minimum quarterly distribution on an annualized basis) on each outstanding unit and the corresponding distribution on our general partner’s general partner interest for each of three consecutive, non-overlapping four quarter periods ending after September 30, 2013 or (ii) $26.70 (150.0% of the annualized minimum quarterly distribution) on each outstanding unit and the corresponding distributions on our general partner’s general partner interest and the incentive distribution rights for the four-quarter period immediately preceding that date. The subordination period also will end upon the removal of our general partner other than for cause if no subordinated units or common units held by the holders of subordinated units or their affiliates are voted in favor of that removal. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and all common units thereafter will no longer be entitled to arrearages.

We will pay any distributions on or about the 15th day of each of February, May, August and November to holders of record on or about the 1st day of each such month. If the distribution date does not fall on a business day, we will make the distribution on the business day immediately preceding the indicated distribution date.

Beginning with the quarter ended June 30, 2015 we have suspended the cash distribution for our common units. For each of the quarters ended September 30, 2014 and December 31, 2014 and March 31, 2015, we announced cash distributions at levels lower than the minimum quarterly distribution. Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. We have accumulated arrearages at December 31, 2016 related to the common unit distribution of approximately $207.4 million. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. Our subordinated units do not accrue arrearages for unpaid distributions.

Distributions on Preferred Units

On December 30, 2016, our general partner amended our partnership agreement to create, authorize and issue the Series A preferred units, and we issued 1,500,000 Series A preferred units.

The Series A preferred units are a new class of equity security that rank senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units are entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in our partnership agreement as (i) the total revenue of our Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for our Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by us from our Central Appalachia business segment. If we fail to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and we will not be permitted to pay any distributions on our partnership interests that rank junior to the Series A preferred units, including the common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

Item 6. Selected Financial Data

The Registrant is a smaller reporting company and is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical financial statements and accompanying notes included elsewhere in this report. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See “Cautionary Note Regarding Forward- Looking Statements.” Factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors.”

In August 2016, we sold our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. Our consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Elk Horn operations to discontinued operations for the years ended December 31, 2016 and 2015.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2016, we controlled an estimated 256.9 million tons of proven and probable coal reserves, consisting of an estimated 203.5 million tons of steam coal and an estimated 53.4 million tons of metallurgical coal. In addition, as of December 31, 2016, we controlled an estimated 196.5 million tons of non-reserve coal deposits. Both our estimated proven and probable coal reserves and non-reserve coal deposits as of December 31, 2016 decreased when compared to the estimated tons and deposits reported as of December 31, 2015 due to the sale of our Elk Horn coal leasing business in August 2016. As part of the recent audits of our coal reserves and deposits performed by Marshall Miller & Associates, Inc., this outside expert performed an independent pro forma economic analysis using industry-accepted guidelines and this was used, in part, to classify tonnage as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions.

We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor. In the third quarter of 2015, we temporarily idled a majority of our Central Appalachia operations due to ongoing weak coal market conditions for met and steam coal produced from this region. We resumed mining operations at all of our Central Appalachia operations in 2016 to fulfill customer contracts that we secured for 2016 and 2017.

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

For the year ended December 31, 2016, we generated revenues of approximately $170.8 million and a net loss from continuing operations of approximately $12.0 million. For the year ended December 31, 2016, we produced approximately 3.3 million tons of coal and sold approximately 3.3 million tons of coal, approximately 90% of which were pursuant to long-term supply contracts.

Current Liquidity and Outlook

As of December 31, 2016, our available liquidity was $13.0 million, including cash on hand of $0.1 million and $12.9 million available under our amended and restated credit agreement. On May 13, 2016, we entered into a Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read Part 1, Item 1. —Recent Developments-Amendments to Amended and Restated Credit Agreement.”

Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability of $10.0 million at December 31, 2016 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility. Furthermore, although met coal prices and demand have improved in recent months, if weak demand and low prices for steam coal persist and if met coal prices and demand weaken, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern. For more information about our liquidity and our credit facility, please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Sale of our General Partner by Wexford

On January 21, 2016 and March 17, 2016, Royal acquired from Wexford all of the issued and outstanding membership interests of our general partner, 676,912 of our issued and outstanding common units and 945,525 issued and outstanding subordinated units. Royal is a publicly traded company listed on the OTC market (OTCQB: ROYE) and is focused on the acquisition of coal, natural gas and renewable energy assets that are profitable at current distressed prices. Immediately subsequent to the consummation of the transaction, the following members of the board of directors of our general partner tendered their resignations effective immediately: Mark Zand, Philip Braunstein, Ken Rubin, Arthur Amron, Douglas Lambert and Mark Plaumann. As the owner of our general partner, Royal has the right to appoint the members of the board of directors of our general partner and so appointed the following individuals as new directors to fill the vacancies resulting from the resignations: William Tuorto, Ronald Phillips, Michael Thompson, Ian Ganzer (who subsequently resigned in September 2016), Douglas Holsted, Brian Hughs and David Hanig.

On March 21, 2016, we and Royal entered into a securities purchase agreement pursuant to which we issued 6,000,000 of our common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered the Rhino Promissory Note payable to us in the amount of $7.0 million. On May 13, 2016 and September 30, 2016, Royal paid us $3.0 million and $2.0 million, respectively, on the promissory note. The final installment on the promissory note of $2.0 million was due on or before December 31, 2016. However, on December 30, 2016, we modified the Securities Purchase Agreement with Royal to extend the due date of the final $2.0 million payment to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.” In the event the disinterested members of the board of directors of our general partner determine that we do not need the capital that would be provided by the final installment, we have the option to rescind Royal’s purchase of 1,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If we fail to exercise a Rescission Right, we have the option to repurchase 1,333,333 of our common units at $3.00 per common unit from Royal. The Repurchase Option terminates on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that we have entered into an agreement to extend the amended and restated credit agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the installment due date, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $1.50.

Pursuant to the Securities Purchase Agreement, on March 21, 2016, we and Royal entered into a registration rights agreement. The registration rights agreement grants Royal piggyback registration rights under certain circumstances with respect to the common units issued to Royal pursuant to the Securities Purchase Agreement.

Option Agreement

On December 30, 2016, we entered into the Option Agreement with Royal, Rhino Holdings, and our general partner. Upon execution of the Option Agreement, we received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy that is owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy is a coal producing company with approximately 554 million tons of proven and probable reserves and six mines located in the Illinois Basin in western Kentucky as of September 30, 2016. The Option Agreement stipulates that we can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting us the Call Option, we issued 5.0 million Call Option Premium Units to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates we can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of us. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in our general partner to Rhino Holdings. Our ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our revolving credit facility to permit the acquisition of Armstrong Energy.

The Option Agreement also contains a Put Option granted by us to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause us to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under our revolving credit facility.

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment (defined below) and the GP Amendment (defined below). Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of our general partner was amended. Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of our general partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director. Rhino Holdings has the right to appoint two members to the board of directors of our general partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of our general partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of our general partner, as amended, will be further amended to provide that Royal and Rhino Holdings will each have the ability to appoint three directors and that the remaining director will be the chief executive officer of our general partner unless agreed otherwise.

The Option Agreement superseded and terminated the equity exchange agreement entered into on September 30, 2016 by and among Royal, Rhino Holdings, an entity wholly owned by certain investment partnerships managed by Yorktown, and our general partner.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, we entered into a Series A Preferred Unit Purchase Agreement with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in us at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in our Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to us and Weston assigned to us a $2.0 million note receivable from Royal originally dated September 30, 2016. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

The Preferred Unit Agreement contains customary representations, warrants and covenants, which include among other things, that, for as long as the Series A preferred units are outstanding, we will cause CAM Mining, one of our subsidiaries, to conduct its business in the ordinary course consistent with past practice and use reasonable best efforts to maintain and preserve intact its current organization, business and franchise and to preserve the rights, franchises, goodwill and relationships of its employees, customers, lenders, suppliers, regulators and others having business relationships with CAM Mining.

The Preferred Unit Agreement stipulates that upon the request of the holder of the majority of our common units following their conversion from Series A preferred units, as outlined in our partnership agreement, we will enter into a registration rights agreement with such holder. Such majority holder has the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights.

On January 27, 2017, Royal sold 100,000 of its Series A preferred units to Weston and its other 100,000 Series A preferred units to another third party.

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, we entered into a letter agreement with Royal whereby the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note were extended to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50.

Fourth Amended and Restated Partnership Agreement of Limited Partnership

On December 30, 2016, our general partner amended our partnership agreement to create, authorize and issue the Series A preferred units.

The Series A preferred units are a new class of equity security that rank senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units shall be entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in our partnership agreement as (i) the total revenue of our Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for our Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by us from our Central Appalachia business segment. If we fail to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and we will not be permitted to pay any distributions on our partnership interests that rank junior to the Series A preferred units, including our common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

The Series A preferred units vote on an as-converted basis with the common units, and we will be restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty of indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by us or our affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of our Central Appalachia business segment, subject to certain exceptions.

Elk Horn Coal Leasing Disposition

In August 2016, we entered into an agreement to sell our Elk Horn coal leasing company to a third party for total cash consideration of $12.0 million. We received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. Elk Horn is a coal leasing company located in eastern Kentucky that provided us with coal royalty revenues from coal properties owned by Elk Horn and leased to third-party operators. As of December 31, 2015, Elk Horn controlled approximately 100 million tons of proven and probable steam coal reserves. During the second quarter of 2016, we evaluated the Elk Horn assets for potential impairment based upon the initial purchase price offered by the buyer and the continued deterioration of the Central Appalachia steam coal markets that had adversely affected Elk Horn’s financial results. Our impairment analysis determined that a potential impairment existed since the carrying amount of the Elk Horn long-lived asset group exceeded the cash flows that would be generated from the purchase price offered from the buyer. Based on a market approach used to estimate the fair value of the Elk Horn long-lived asset group, we recorded total asset impairment charges of approximately $118.7 million related to Coal properties as of June 30, 2016. The disposal of the Elk Horn assets and liabilities in August 2016 resulted in an additional loss of $1.2 million. The total loss of $119.9 million from the Elk Horn disposal is recorded as discontinued operations along with the previous operating results of Elk Horn that have been reclassified for the years ended December 31, 2016 and 2015.

Amended and Restated Credit Agreement Amendments

On March 17, 2016, our Operating Company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a Fourth amendment of our Amended and Restated Credit Agreement. The Fourth Amendment amended the definition of change of control in the Amended and Restated Credit Agreement to permit Royal to purchase the membership interests of our general partner.

On May 13, 2016, we entered into the Fifth Amendment of the Amended and Restated Credit Agreement, which extended the term to July 31, 2017.

In July 2016, we entered into a Sixth Amendment of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier.

In December, 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment allows for the Series A preferred units discussed above. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. A condition precedent to the effectiveness of the Seventh Amendment was the receipt of the $13.0 million of cash proceeds received by us from the issuance of the Series A preferred units discussed above, which was used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfills the required Royal equity contributions as outlined in the previous amendments to our credit agreement. (See “—Liquidity and Capital Resources—Amended and Restated Credit Agreement” for further details on the debt amendments).

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

On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist our common units and terminate the registration of our common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. Our common units trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2016, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarter ended June 30, 2015, we have accumulated arrearages at December 31, 2016 related to the common unit distribution of approximately $207.4 million.

Asset Impairments-2016

We performed a comprehensive review of our current coal mining operation as well as potential future development projects as of December 31, 2016 to ascertain any potential impairment losses. Based on the impairment analysis, we concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016. However, for the year ended December 31, 2016, we recorded $2.6 million of asset impairment losses and related charges associated with the 2015 sale of the Deane mining complex. Of the total $2.6 million non-cash impairment and other non-cash charges incurred, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. The $2.6 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

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

Asset Impairments-2015

As the prolonged weakness in the U.S. coal markets continued during 2015, we performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in its strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to our operations deteriorated in the fourth quarter of 2015. We believe that an oversupply of coal being produced in Northern Appalachia has contributed to depressed coal prices from this region. We believe the oversupply of coal has been created due to historically low natural gas prices in this region, which competes with coal as a source of electricity generation. Utilities have chosen cheap natural gas for electricity generation over coal and, additionally, we believe the amount that the utilities’ power plants have been dispatched for electricity generation has fallen due to low electricity demand. The production of natural gas from the Utica Shale and Marcellus Shale regions that are located within the Northern Appalachian region have kept natural gas prices low and larger coal producers have low-cost long-wall mines in Northern Appalachia that can compete to sell lower priced coal to utilities that still require coal supplies in this region. We believe this combination of factors have decreased coal prices in Northern Appalachia to levels where certain current operations as well as future plans for the development of the Leesville Field (see below) will be unprofitable in the near term. In addition to impairment charges related to certain Northern Appalachia operations, we also recorded asset impairment and related charges for the sale of the Deane mining complex, the sale of the Cana Woodford oil and natural gas investment and an impairment loss for intangible assets that are also discussed herein. We recorded approximately $31.6 million of total asset impairment and related charges for the year ended December 31, 2015, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

Hopedale Mining Complex

We own the Hopedale mining complex located in Northern Appalachia that includes an underground mine, preparation plant and full-service rail loadout facility. Hopedale had long-term coal sales contracts with two utility customers that officially expired at the end of 2015, but had carry-over provisions for contracted coal shipments that were not delivered in 2015 and were shipped in 2016. These carry-over tons under these sales contracts have prices well above current market levels for coal being sold in this region, but do not constitute annual coal sales volumes that Hopedale has historically been able to sell. We have been unsuccessful in securing any contracted sales business at profitable prices for Hopedale coal to replace these expiring sales contracts due to the depressed Northern Appalachia coal market conditions discussed above. Based upon these factors, we performed a detailed analysis of potential impairment for the Hopedale mining complex as of December 31, 2015. Our projection of future undiscounted net cash flows to be generated from the Hopedale mining complex indicated that a potential impairment existed since the carrying amount of the long-lived asset group at the Hopedale mining complex exceeded the sum of the projected undiscounted net cash flows. Thus, we performed a further analysis to determine what, if any, impairment existed for the Hopedale mining complex asset group. We utilized a discounted cash flow method (i.e. income approach) to estimate the fair value of the Hopedale mining complex. Based on this analysis, we recorded total asset impairment and related charges of $19.0 million for the Hopedale mining complex for the year ended December 31, 2015.

Sands Hill Mining Complex

We own the Sands Hill mining complex in Northern Appalachia that includes two surface coal mines located near Hamden, Ohio. The infrastructure at Sands Hill includes a coal preparation plant along with a river front barge and dock facility on the Ohio River. Coal produced at Sands Hill is primarily trucked to local industrial customers in the southeastern region of Ohio. In addition to coal production, limestone aggregate is also produced at Sands Hill as the process of removing overburden to access the coal seams includes the removal of high quality limestone. The Sands Hill complex includes limestone processing facilities that crush and size the limestone for sale to local customers. Sands Hill had contracted coal sales through the end of 2016 from its surface coal mine operations, but no contracted coal sales beyond this date. Limestone is sold on a non-contracted basis from Sands Hill’s operation.

During 2015, we contracted with a third-party engineering firm to perform an audit of our coal mineral. As part of the third-party expert’s audit, they performed an independent pro forma economic analysis using industry-accepted guidelines and these were used, in part, to classify coal mineral as either proven and probable coal reserves or non-reserve coal deposits, based on current market conditions. In the depressed Northern Appalachia coal market environment described above, a majority of the Sands Hill coal mineral that had previously been classified as proven and probable coal reserves was re-classified as non-reserve coal deposits as of December 31, 2015 due to unfavorable projected economic performance. Our long-term plan had previously included the eventual development of underground coal reserves at Sands Hill, which were reclassified to non-reserve coal deposits as of December 31, 2015 per the discussion above. However, due to the lack of contracted sales beyond year-end 2016 and the depressed Northern Appalachia coal market discussed above, we decided as of December 31, 2015 to no longer pursue the development of the underground coal deposits at Sands Hill. Thus, we will cease surface coal mining during the second quarter of 2017 when our Sands Hill contracted coal sales are fulfilled. We currently plan to continue limestone sales into 2017 since adequate limestone inventory will remain once coal mining has ceased. Based upon the factors that led to our decision to discontinue coal mining at Sands Hill, we performed a detailed analysis of potential impairment for the Sands Hill mining complex.

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

Leesville Field

We own the Leesville field that is located in the Northern Appalachia coal region in eastern Ohio and is approximately 20 miles north of our Hopedale mining complex. The Leesville field is an undeveloped property that contains approximately 27.9 million tons of coal mineral that was classified as non-reserve coal deposits as of December 31, 2015. Prior to 2015, the Leesville field coal mineral had been classified as proven and probable coal reserves. The Leesville field coal mineral that had previously been classified as proven and probable coal reserves was re-classified as non-reserve coal deposits due to unfavorable projected economic performance based upon the third party engineering firm’s audit of our coal mineral that was discussed above. Our long-term plan had included the eventual development of Leesville field to supplement the production from our nearby Hopedale mining complex because the coal qualities at Leesville closely matched the coal qualities at Hopedale. However, due to the recent downturn in the coal markets in Northern Appalachia discussed above, the reclassification of the Leesville field coal mineral to non-reserve coal deposits and the difficult economic conditions being experienced at Hopedale discussed above, we decided to reevaluate our plans for the Leesville field and examine this undeveloped property for potential impairment.

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

Bevins Branch Operation

We had a steam coal surface mine operation in eastern Kentucky (referred to as “Bevins Branch”) in our Central Appalachia segment that was idled during mid-2014 as that location’s contract with its single customer expired at that time. In May 2015, we finalized a contractual agreement with a third party to assume the Bevins Branch operation. As of December 31, 2015, we removed the assets and liabilities related to this mining complex, which resulted in a gain of $1.2 million that was record in the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

Intangible Asset Impairment

We had a licensing agreement with a third party that was attempting to develop a commercially viable roof bolt product that utilized the intellectual property of our patent and developed technology intangible assets. In the fourth quarter of 2015, the third party notified us that they would not renew the licensing agreement and pursue the development of the product that would utilize our patent and developed technology. Based on the third party’s decision to discontinue the license agreement, we performed an impairment analysis of our patent and developed technology intangible assets. This analysis determined these intangible assets had no realizable value since we could not market these assets to another third party for development and we could not internally develop a product utilizing the technology of these intangible assets. As of December 31, 2015, we recorded an impairment charge of approximately $0.5 million to reduce the carrying amount of our patent and developed technology intangible assets to zero.

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

Oil and Natural Gas Investments

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We account for the investment in this joint venture and results of operations under the equity method. We recorded our proportionate share of the operating loss for this investment for the year ended December 31, 2016 of approximately $0.2 million and our proportionate share of operating income of approximately $0.3 million for the year ended December 31 2015.

In November 2014, we contributed our investment interest in a joint venture, Muskie with affiliates of Wexford that was formed to provide sand for fracking operations to drillers in the Utica Shale Region and other oil and natural gas basins in the United States to Mammoth in return for a limited partner interest in Mammoth. Mammoth was formed to provide services to companies, which engage in the exploration and development of North American onshore unconventional oil and natural gas reserves. Mammoth provides services that include completion and production services, contract land and directional drilling services and remote accommodation services. The non-cash transaction was a contribution of our investment interest in the Muskie entity for an investment interest in Mammoth. Thus, we determined that the non-cash exchange of our ownership interest in Muskie did not result in any gain or loss. As of December 31, 2015, we recorded our investment in Mammoth of $1.9 million as a long-term asset, which we recorded as a cost method investment based upon our ownership percentage. In October 2016, we contributed our limited partner interests in Mammoth to Mammoth Inc. in exchange for 234,300 shares of common stock of Mammoth Inc. The common stock of Mammoth Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol “TUSK”, and we sold 1,953 shares during the initial public offering of Mammoth Inc. and received proceeds of approximately $27,000. Our remaining shares of Mammoth Inc. are subject to a 180 day lock-up period from the date of Mammoth Inc.’s initial public offering. As of December 31, 2016, we recorded a fair market value adjustment of $1.6 million for the available-for-sale investment, which was recorded in other comprehensive income. We have included our investment in Mammoth and our prior investment in Muskie in its Other category for segment reporting purposes.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2016, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017	3,669	14
2018	701	5

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of December 31, 2016, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of December 31, 2016, together included one underground mines, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. We idled a majority of our Central Appalachia operations beginning in the third quarter of 2015 to reduce excess coal inventory. We resumed mining operations at all of our Central Appalachia operations during the three months ended September 30, 2016. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2016. Our Sands Hill mining complex, located in southern Ohio, included two surface mines, a preparation plant and a river terminal as of December 31, 2016. Our Rhino Western segment includes our underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Pennyrile mining complex began production and sales in mid-2014. Our Other category is comprised of our ancillary businesses and our remaining oil and natural gas activities.

Evaluating Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA, a Non-GAAP financial measure, represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliation of Adjusted EBITDA to Net Income by Segment” for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in millions)
Statement of Operations Data:
Total revenues	$170.8	$195.0
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	135.4	173.3
Freight and handling costs	1.7	2.7
Depreciation, depletion and amortization	23.8	31.6
Selling, general and administrative (exclusive of DD&A shown separately above)	14.5	14.8
Asset impairment and related charges	2.6	31.6
(Gain) on sale/disposal of assets	(0.4)	(0.3)
(Loss) from operations	(6.8)	(58.7)
Interest and other income (expense):
Interest expense and other	(6.7)	(5.0)
Interest income and other	-	0.1
Gain on debt extinguishment	1.7	-
Equity in net (loss)/income of unconsolidated affiliates	(0.2)	0.3
Total interest and other income (expense)	(5.2)	(4.6)
Net (loss) from continuing operations	(12.0)	(63.3)
Net (loss)/income from discontinued operations	(118.7)	8.1
Net (loss)/income *	$(130.8)	$(55.2)

Other Financial Data
Adjusted EBITDA from continuing operations	$19.4	$4.8
Adjusted EBITDA from discontinued operations	1.9	10.2
Adjusted EBITDA	$21.3	$15.0

*Totals may not foot due to rounding

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Summary. For the year ended December 31, 2016, our total revenues decreased to $170.8 million from $195.0 million for the year ended December 31, 2015. We sold 3.3 million tons of coal for the year ended December 31, 2016, which is 0.2 million tons less than, or a 4.59% decrease, from the 3.5 million tons of coal sold for the year ended December 31, 2015. The decrease in revenue and tons sold was primarily the result of continued weak demand and low prices in the met and steam coal markets, particularly in Central Appalachia, partially offset by increased sales from our Pennyrile operation in the Illinois Basin. We believe the weak demand in the steam coal markets was primarily driven by a continued over-supply of low-priced natural gas, which electric utilities utilize as a source of electricity generation in lieu of steam coal. We believe the weak demand in the met coal markets was primarily driven by a decrease in worldwide steel production due to ongoing global economic weakness, particularly in China. While coal prices and demand have increased recently, particularly met coal prices and demand, we do not anticipate the recent price increase will benefit our financial results until 2017.

Net loss from continuing operations and Adjusted EBITDA from continuing operations improved for the year ended December 31, 2016 compared to the year ended December 31, 2015. We generated a net loss from continuing operations of approximately $12.0 million for the year ended December 31, 2016 compared to a net loss from continuing operations of approximately $63.3 million for the year ended December 31, 2015. For the year ended December 31, 2016, our total net loss from continuing operations benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. For the year ended December 31, 2015, our net loss from continuing operations was negatively impacted by approximately $31.6 million of asset impairment and related charges as compared to $2.6 million for the year ended December 31, 2016.

Adjusted EBITDA from continuing operations increased to $19.4 million for the year ended December 31, 2016 as compared to $4.8 million for the year ended December 31, 2015. Adjusted EBITDA from continuing operations increased period to period primarily due to the lower net loss generated year-to-year.

Including net loss from discontinued operations of approximately $118.7 million, our net loss and Adjusted EBITDA for the year ended December 31, 2016 were $130.8 million and $21.3 million, respectively. Net loss from discontinued operations for the year ended December 31, 2016 was the result of $118.7 million net loss from our Elk Horn coal leasing business, which was sold in August 2016. Including net income from discontinued operations of approximately $8.1 million, our net loss and Adjusted EBITDA for the year ended December 31, 2015 were $55.2 million and $15.0 million, respectively. Net income from discontinued operations consisted of the $0.7 million gain from escrow money received from the Blackhawk sale and $7.4 million net income from our Elk Horn coal leasing business.

Tons Sold. The following table presents tons of coal sold by reportable segment for the years ended December 31, 2016 and 2015:

	Year Ended	Year Ended	(Decrease)
Segment	December 31, 2016	December 31, 2015	Tons	% *
	(in thousands, except %)
Central Appalachia	633.7	777.4	(143.7)	(18.5%)
Northern Appalachia	535.6	907.1	(371.5)	(41.0%)
Rhino Western	898.9	950.0	(51.1)	(5.4%)
Illinois Basin	1,239.2	832.0	407.2	48.9%
Total *	3,307.4	3,466.5	(159.1)	(4.6%)

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 3.3 million tons of coal in the year ended December 31, 2016 as compared to approximately 3.5 million tons sold for the year ended December 31, 2015. The decrease in total tons sold year-to-year was primarily due to fewer steam coal tons sold from our Northern Appalachia and Central Appalachia segments due to weak coal market conditions in these regions, partially offset by tons sold from our Pennyrile mine in our Illinois Basin segment. Tons of coal sold in our Central Appalachia segment decreased by approximately 0.1 million, or 18.5%, to approximately 0.6 million tons for the year ended December 31, 2016 from approximately 0.8 million tons for the year ended December 31, 2015. The decrease in total tons sold year-to-year in Central Appalachia was primarily due to ongoing weak market demand for steam coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 0.4 million, or 41.0%, to approximately 0.5 million tons for the year ended December 31, 2016 from approximately 0.9 million tons for the year ended December 31, 2015, as we experienced a decrease in tons sold from our Hopedale complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 0.1 million, or 5.4%, to approximately 0.9 million tons for the year ended December 31, 2016 due to decreased customer demand from our Castle Valley operation. For our Illinois Basin segment, tons of coal sold increased by approximately 0.4 million, or 48.9%, to approximately 1.2 million tons for the year ended December 31, 2016 from approximately 0.8 million tons for the year ended December 31, 2015, as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the years ended December 31, 2016 and 2015:

	Year ended	Year ended	Increase/(Decrease)
Segment	December 31, 2016	December 31, 2015	$	% *
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$37.6	$45.2	$(7.6)	(16.8%)
Freight and handling revenues	-	-	-	n/a
Other revenues	0.2	11.0	(10.8)	(98.2%)
Total revenues	$37.8	$56.2	$(18.4)	(32.9%)
Coal revenues per ton*	$59.26	$58.08	$1.18	2.0%
Northern Appalachia
Coal revenues	$29.6	$52.4	$(22.8)	(43.5%)
Freight and handling revenues	1.9	2.8	(0.9)	(33.1%)
Other revenues	7.3	8.1	(0.8)	(9.3%)
Total revenues	$38.8	$63.3	$(24.5)	(38.6%)
Coal revenues per ton*	$55.27	$57.72	$(2.45)	(4.2%)
Rhino Western
Coal revenues	$34.7	$35.3	$(0.6)	(1.8%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$34.7	$35.3	$(0.6)	(1.8%)
Coal revenues per ton*	$38.56	$37.16	$1.40	3.8%
Illinois Basin
Coal revenues	$59.0	$38.2	$20.8	54.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	0.4	(0.3)	(81.6%)
Total revenues	$59.1	$38.6	$20.5	52.9%
Coal revenues per ton*	$47.63	$45.98	$1.65	3.6%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$0.4	$1.6	$(1.2)	(73.0%)
Total revenues	$0.4	$1.6	$(1.2)	(73.0%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$160.9	$171.1	$(10.2)	(6.0%)
Freight and handling revenues	1.9	2.8	(0.9)	(33.1%)
Other revenues	8.0	21.1	(13.1)	(61.9%)
Total revenues	$170.8	$195.0	$(24.2)	(12.4%)
Coal revenues per ton*	$48.63	$49.35	$(0.72)	(1.5%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the year ended December 31, 2016 decreased by $10.2 million, or 6.0%, to $160.9 million from $171.1 million for the year ended December 31, 2015. The decrease in coal revenues was primarily due to fewer steam coal tons sold in Northern Appalachia and Central Appalachia, partially offset by increased sales from our Pennyrile mine in the Illinois Basin. Coal revenues per ton were $48.63 for the year ended December 31, 2016, a decrease of $0.72, or 1.5%, from $49.35 per ton for the year ended December 31, 2015. This decrease in coal revenues per ton was primarily the result of a larger mix of lower priced tons sold from Pennyrile.

For our Central Appalachia segment, coal revenues decreased by $7.6 million, or 16.8%, to $37.6 million for the year ended December 31, 2016 from $45.2 million for the year ended December 31, 2015 primarily due to fewer steam coal tons sold, which reflects the weak coal markets conditions for coal from this region. Coal revenues per ton for our Central Appalachia segment increased by $1.18, or 2.0%, to $59.26 per ton for the year ended December 31, 2016 as compared to $58.08 for the year ended December 31, 2015, primarily due to a higher mix of higher priced met coal tons sold compared to the prior year. Other revenues decreased for our Central Appalachia segment primarily due to the sale of our Elk Horn coal leasing business in August 2016, which required us to reclassify Elk Horn’s revenue to discontinued operations.

For our Northern Appalachia segment, coal revenues were $29.6 million for the year ended December 31, 2016, a decrease of $22.8 million, or 43.5%, from $52.4 million for the year ended December 31, 2015. This decrease was primarily due to fewer tons sold from our Hopedale complex in Northern Appalachia due to weak demand for coal from the Northern Appalachia region. Coal revenues per ton for our Northern Appalachia segment decreased by $2.45, or 4.2%, to $55.27 per ton for the year ended December 31, 2016 as compared to $57.72 per ton for the year ended December 31, 2015. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased by $0.6 million, or 1.8%, to $34.7 million for the year ended December 31, 2016 from $35.3 million for the year ended December 31, 2015. Coal revenues per ton for our Rhino Western segment were $38.56 for the year ended December 31, 2016, an increase of $1.40, or 3.8%, from $37.16 for the year ended December 31, 2015. The decrease in coal revenues was primarily due to a decrease in tons sold due to decreased customer demand at our Castle Valley operation. The increase in coal revenues per ton was primarily due to an increase in the contracted sales prices for steam coal sales from our Castle Valley mine for the year ended December 31, 2016 compared to the same period in 2015.

Coal revenues of approximately $59.0 million for the Illinois Basin increased approximately $20.8 million from $38.2 million for the year ended December 31, 2015. Coal revenues per ton for our Illinois Basin segment were $47.63 for the year ended December 31, 2016, an increase of $1.65, or 3.6%, from $45.98 for the year ended December 31, 2015. The increase in coal revenues per ton was due to higher contracted sales prices for the year ended December 31, 2016 compared to the prior year.

Other revenues for our Other category decreased by $1.2 million for the year ended December 31, 2016 from the year ended December 31, 2015. This decrease in revenue was primarily due to the decreased business activity in our ancillary businesses and oil and natural gas investments.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal and steam coal, is presented below. Our Northern Appalachia, Rhino Western and Illinois Basin segments currently only produce and sell steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2016	Year ended December 31, 2015	Increase (Decrease) %*
Met coal tons sold	322.8	187.0	72.6%
Steam coal tons sold	310.9	590.4	(47.3%)
Total tons sold	633.7	777.4	(18.5%)

Met coal revenue	$21,542	$15,391	40.0%
Steam coal revenue	$16,009	$29,762	(46.2%)
Total coal revenue	$37,551	$45,153	(16.8%)

Met coal revenues per ton	$66.73	$82.30	(18.9%)
Steam coal revenues per ton	$51.50	$50.41	2.2%
Total coal revenues per ton	$59.26	$58.08	2.0%

Met coal tons produced	311.3	246.9	26.1%
Steam coal tons produced	355.9	426.0	(16.5%)
Total tons produced	667.2	672.9	(0.9%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the years ended December 31, 2016 and 2015:

	Year ended	Year ended	Increase/(Decrease)
Segment	December 31, 2016	December 31, 2015	$	% *
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$21.5	$45.7	$(24.2)	(53.0%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	6.6	11.1	(4.5)	(40.6%)
Selling, general and administrative	13.4	13.8	(0.4)	(2.9%)
Cost of operations per ton*	$33.87	$58.73	$(24.86)	(42.3%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$24.4	$42.1	$(17.7)	(42.1%)
Freight and handling costs	1.7	2.7	(1.0)	(35.7%)
Depreciation, depletion and amortization	3.1	7.6	(4.5)	(58.4%)
Selling, general and administrative	0.1	0.2	(0.1)	(39.5%)
Cost of operations per ton*	$45.55	$46.44	$(0.89)	(1.9%)

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$28.0	$31.8	$(3.8)	(11.8%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	5.2	6.3	(1.1)	(17.5%)
Selling, general and administrative	0.1	0.1	-	(7.0%)
Cost of operations per ton*	$31.15	$33.43	$(2.28)	(6.8%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$51.3	$43.6	$7.7	17.8%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	8.3	5.9	2.4	40.5%
Selling, general and administrative	0.2	0.1	0.1	134.2%
Cost of operations per ton*	$41.42	$52.39	$(10.97)	(20.9%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$10.2	$10.1	$0.1	0.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.6	0.7	(0.1)	(24.8%)
Selling, general and administrative	0.7	0.7	-	(2.5%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$135.4	$173.3	$(37.9)	(21.8%)
Freight and handling costs	1.7	2.7	(1.0)	(35.7%)
Depreciation, depletion and amortization	23.8	31.6	(7.8)	(24.7%)
Selling, general and administrative	14.5	14.9	(0.4)	(2.7%)
Cost of operations per ton*	$40.95	$50.00	$(9.05)	(18.1%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, per ton measurements are not presented for our Other category.

Cost of Operations. Total cost of operations was $135.4 million for the year ended December 31, 2016 as compared to $173.3 million for the year ended December 31, 2015. Our cost of operations per ton was $40.95 for the year ended December 31, 2016, a decrease of $9.05, or 18.1%, from the year ended December 31, 2015. Total cost of operations decreased primarily due to lower costs in Central Appalachia and Northern Appalachia, as we reduced production in these regions in response to weak market demand, partially offset by increased costs from higher production at our Pennyrile mine in the Illinois Basin. The decrease in the cost of operations on a per ton basis was primarily due to a decrease from our Pennyrile mine in the Illinois Basin as we increased and optimized production during the year ended December 31, 2016 compared to the same period in 2015, as well as the $3.9 million benefit in Northern Appalachia for the year ended December 31, 2016 from the prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Our cost of operations for the Central Appalachia segment decreased by $24.2 million, or 53.0%, to $21.5 million for the year ended December 31, 2016 from $45.7 million for the year ended December 31, 2015. Total cost of operations decreased year-to-year since we decreased production during the year ended December 31, 2016 in response to weak market conditions. Our cost of operations per ton of $33.87 for the year ended December 31, 2016 was a reduction of 42.3% compared to $58.73 per ton for the year ended December 31, 2015, as we produced coal from lower cost operations during the year ended December 31, 2016.

In our Northern Appalachia segment, our cost of operations decreased by $17.7 million, or 42.1%, to $24.4 million for the year ended December 31, 2016 from $42.1 million for the year ended December 31, 2015. Our cost of operations per ton decreased to $45.55 for the year ended December 31, 2016 from $46.44 for the year ended December 31, 2015, a decrease of $0.89 per ton, or 1.9%. The decrease in cost of operations and cost of operations per ton was primarily due to decreased production during the year ended December 31, 2016 in response to weak market conditions as well as the $3.9 million prior service cost benefit for the year ended December 31, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Cost of operations in our Rhino Western segment decreased by $3.8 million, or 11.8%, to $28.0 million for the year ended December 31, 2016 from $31.8 million for the year ended December 31, 2015. The decrease in cost of operations was primarily due to decreased tons produced and sold from our Castle Valley operation due to weak customer demand. Our cost of operations per ton decreased to $31.15 per ton for the year ended December 31, 2016 from $33.43 per ton for year ended December 31, 2015. Total cost of operations and cost of operations per ton decreased for the year ended December 31, 2016 compared to the same period in 2015 due to lower maintenance and other costs from our Castle Valley operation.

Cost of operations in our Illinois Basin segment was $51.3 million while cost of operations per ton was $41.42 for the year ended December 31, 2016, both of which related to our Pennyrile mining complex in western Kentucky. For the year ended December 31, 2015, cost of operations in our Illinois Basin segment was $43.6 million and cost of operations per ton was $52.39. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Cost of operations in our Other category remained relatively flat at $10.2 million and $10.1 million for the years ended December 31, 2016 and December 31, 2015, respectively.

Freight and Handling. Total freight and handling cost for the year ended December 31, 2016 decreased by $1.0 million, or 35.7%, to $1.7 million from $2.7 million for the year ended December 31, 2015. This decrease was primarily due to the decrease in tons of coal sold for 2016 compared to 2015 from our Sands Hill complex that required transportation by truck to customers’ locations.

Depreciation, Depletion and Amortization. Total DD&A expense for the year ended December 31, 2016 was $23.8 million as compared to $31.6 million for the year ended December 31, 2015.

For the year ended December 31, 2016, our depreciation cost was $20.5 million as compared to $28.7 million for the year ended December 31, 2015. This decrease is primarily due to a decrease in machinery and equipment depreciation from our Central Appalachia operations as excess equipment was disposed as coal production decreased due to weakness in the steam coal markets and as equipment became fully depreciated during 2016.

For the year ended December 31, 2016, our depletion cost was $1.5 million as compared to $1.3 million for the year ended December 31, 2015. This decrease resulted from fewer coal tons produced from our higher depletion rate properties in our Central Appalachia segment in 2016 compared to the prior year.

For the year ended December 31, 2016, our amortization cost remained relatively flat at $1.8 million as compared to $1.5 million for the year ended December 31, 2015.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2016 decreased to $14.5 million as compared to $14.9 million for the year ended December 31, 2015. This decrease was primarily attributable to lower corporate overhead expenses.

Interest Expense. Interest expense for the year ended December 31, 2016 was $6.7 million as compared to $5.0 million for the year ended December 31, 2015, an increase of $1.7 million, or 34.2%. This increase was primarily due to higher interest rates on our senior secured credit facility and the write-off of $1.5 million deferred refinancing costs resulting from amendments to our credit facility.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the years ended December 31, 2016 and 2015:

	Year ended	Year ended	Increase
Segment	December 31, 2016	December 31, 2015	(Decrease)
	(in millions)
Central Appalachia	$(10.6)	$(21.6)	$11.0
Northern Appalachia	8.8	(20.5)	29.3
Rhino Western	(1.0)	(4.5)	3.5
Illinois Basin	(5.5)	(13.8)	8.3
Eastern Met *	-	-	-
Other	(3.7)	(2.9)	(0.8)
Total	$(12.0)	$(63.3)	$51.3

*	Includes our 51% equity interest in the results of the Rhino Eastern joint venture, which owned the Rhino Eastern mining complex located in West Virginia and for which we served as manager. The Rhino Eastern joint venture was dissolved in January 2015.

For the year ended December 31, 2016, total net loss from continuing operations was a loss of approximately $12.0 million compared to a net loss from continuing operations of approximately $63.3 million for the year ended December 31, 2015. For the year ended December 31, 2016, our total net loss from continuing operations was benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Our total net loss from continuing operations was also impacted by $2.6 million asset impairment and related charges. Approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. Our total net loss from continuing operations for the year ended December 31, 2015 was impacted by $31.6 million of asset impairment and related charges, which primarily related to our Northern Appalachia operations. We utilized a discounted cash flow method (i.e. income approach) to estimate the fair value of the Hopedale mining complex. Based on the analysis we recorded total asset impairment and related charges of $19.0 million for the year ended December 31, 2015. Including our net loss from discontinued operations of approximately $118.7 million, which related to the sale of the Elk Horn coal leasing business, our total net loss for the year ended December 31, 2016 was approximately $130.8 million. Including net income from discontinued operations of approximately $8.1 million, our total net loss for the year ended December 31, 2015 was $55.2 million. The net income from discontinued operations of $8.1 million consisted of $0.7 million from the receipt of additional proceeds from the Blackhawk sale and $7.4 million from the sale of the Elk Horn coal leasing business.

For our Central Appalachia segment, net loss from continuing operations was approximately $10.6 million for the year ended December 31, 2016, an $11.0 million smaller net loss as compared to the year ended December 31, 2015. The decrease in loss from continuing operations for the year ended December 31, 2016 was primarily related to the $1.9 million asset impairment charge incurred during the year ended December 31, 2015 for the Deane mining complex discussed earlier.

Net income from continuing operations in our Northern Appalachia segment increased by $29.3 million to income from continuing operations of $8.8 million for the year ended December 31, 2016, from net loss from continuing operations of $20.5 million for the year ended December 31, 2015. The increase in net income was primarily due to asset impairment and related charges of $28.2 million for the year ended December 31, 2015. We also benefited from a gain of approximately $1.7 million for the extinguishment of debt for the year ended December 31, 2016. We executed an agreement with the third party that held approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration, which resulted in an approximate $1.7 million gain from the extinguishment of this debt.

Net loss from continuing operations in our Rhino Western segment was $1.0 million for the year ended December 31, 2016, compared to a net loss from continuing operations of $4.5 million for the year ended December 31, 2015. This decrease in net loss was primarily the result of lower costs at our Castle Valley operation during the year ended December 31, 2016 compared to the prior year.

For our Illinois Basin segment, we generated a net loss from continuing operations of $5.5 million for the year ended December 31, 2016 compared to a net loss of $13.8 million for the year ended December 31, 2015. This decrease in net loss was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility.

For the Other category, we had a net loss from continuing operations of $3.7 million for the year ended December 31, 2016, which was a $0.8 million larger net loss as compared to a net loss from continuing operations of $2.9 million for the year ended December 31, 2015. The increase in the net loss from continuing operations for the year ended December 31, 2016 was primarily due to the $2.0 million asset impairment recorded which was associated with the note receivable from the sale of the Deane complex in 2015.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the years ended December 31, 2016 and 2015:

	Year ended	Year ended	Increase
Segment	December 31, 2016	December 31, 2015	(Decrease)
	(in millions)
Central Appalachia	$(1.4)	$(7.9)	$6.5
Northern Appalachia	10.6	15.8	(5.2)
Rhino Western	4.6	2.1	2.5
Illinois Basin	3.8	(7.3)	11.1
Other	1.8	2.1	(0.3)
Total	$19.4	$4.8	$14.6

Adjusted EBITDA from continuing operations for the year ended December 31, 2016 was $19.4 million, which was a $14.6 million increase compared to the year ended December 31, 2015. Adjusted EBITDA from continuing operations increased period to period due to the improvement year-to-year in our loss from continuing operations. Including income from discontinued operations, Adjusted EBITDA for the years ended December 31, 2016 and 2015 was $21.3 million and $15.0 million, respectively. Please read “—Reconciliation of Adjusted EBITDA to Net Income by Segment” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliation of Adjusted EBITDA to Net Income by Segment

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated. Adjusted EBITDA excludes the effect of certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies.

	Central	Northern	Rhino	Illinois
Year ended December 31, 2016	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(10.6)	$8.8	$(1.0)	$(5.5)	$(3.7)	$(12.0)
Plus:
DD&A	6.6	3.1	5.2	8.3	0.6	23.8
Interest expense *	2.1	0.3	0.4	1.0	3.0	6.7
EBITDA from continuing operations†*	$(1.9)	$12.2	$4.6	$3.8	$(0.1)	$18.6
Plus: Gain on extinguishment of debt **		(1.7)				(1.7)
Plus: Non-cash asset impairment and other non-cash charges***	0.6				2.0	2.6
Adjusted EBITDA from continuing operations† *	(1.4)	10.6	4.6	3.8	1.8	19.4
EBITDA from discontinued operations	1.9	-	-	-	-	1.9
Adjusted EBITDA †*	$0.5	$10.6	$4.6	$3.8	$1.8	$21.3

	Central	Northern	Rhino	Illinois
Year ended December 31, 2015	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(21.6)	$(20.5)	$(4.5)	$(13.8)	$(2.9)	$(63.3)
Plus:						-
DD&A	11.1	7.6	6.3	5.9	0.7	31.6
Interest expense	2.1	0.5	0.3	0.6	1.5	5.0
EBITDA from continuing operations†	$(8.4)	$(12.4)	$2.1	$(7.3)	$(0.7)	$(26.7)
Plus: Non-cash asset impairment and other non-cash charges ***	0.7	28.2	-	-	2.7	31.6
Adjusted EBITDA from continuing operations† *	(7.8)	15.8	2.1	(7.3)	2.0	4.8
EBITDA from discontinued operations	9.5	-	-	-	0.7	10.2
Adjusted EBITDA †	$1.7	$15.8	$2.1	$(7.3)	$2.7	$15.0

†	Calculated based on actual amounts and not the rounded amounts presented in this table.

*	Totals may not foot due to rounding

**	We recorded a gain of approximately $1.7 million for the extinguishment of debt. We executed an agreement with the third party that held approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration, which resulted in an approximate $1.7 million gain from the extinguishment of this debt.

***	Of the total $2.6 million of non-cash impairment and other non-cash charges incurred during the year ended December 31, 2016, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million related to other non-recoverable items associated with the sale of the Deane mining complex. The $31.6 million of non-cash charges incurred during the year ended December 31, 2015 related to asset impairment and related charges associated with our various mining properties and other assets that were evaluated for impairment and reduced to our estimate of fair value during the fourth quarter of 2015. Please see our more detailed discussion of these asset impairment and related charges that is included earlier in this section.

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

	For the Year Ended December 31,
	2016	2015
	(in millions)
Reconciliation of net cash to Adjusted EBITDA provided by operating activities:
Net cash provided by operating activities	$12.1	$14.2
Plus:
Increase in net operating assets	3.9	-
Gain on sale of assets	0.5	1.0
Amortization of deferred revenue	1.3	3.8
Amortization of actuarial gain	4.8	0.8
Interest expense	6.7	5.0
Equity in net income of unconsolidated affiliates	-	0.3
Less:
Decrease in net operating assets	-	5.4
Accretion on interest-free debt	-	0.1
Amortization of advance royalties	1.0	0.8
Amortization of debt issuance costs	2.9	1.4
Increase in provision for doubtful accounts	-	0.5
Equity-based compensation	0.5	-
Loss on asset impairments	2.6	31.6
Loss on disposal of business	119.9
Loss on retirement of advance royalties	0.2	0.1
Accretion on asset retirement obligations	1.5	2.1
Equity in net loss of unconsolidated affiliate	0.2	-
Gain on extinguishment of debt	-	-
Gain on investment mark-to-market investment	-	-
Distributions from unconsolidated affiliate	0.3	0.2
EBITDA	(99.8)	(17.1)
Plus: Loss on disposal of business	119.9
Plus: Non-cash bad debt expense	0.2	0.5
Less: Loss on asset impairments	2.6	31.6
Less: Gain on extinguishment of debt	(1.7)	-
Adjusted EBITDA **	21.3	15.0
Less: EBITDA from discontinued operations	(1.9)	(10.2)
Adjusted EBITDA from continuing operations	$19.4	$4.8

** Totals may not foot due to rounding

Liquidity and Capital Resources

Liquidity

Our principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of December 31, 2016, our available liquidity was $13.0 million, including cash on hand of $0.1 million and $12.9 million available under our credit facility. On May 13, 2016, we entered into a Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. In December 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read — “Amended and Restated Credit Agreement.”

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

Since the current maturity date of our credit facility is December 31, 2017, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2016. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional debt or equity financing to the extent needed and conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability of $10.0 million at December 31, 2016 should be classified as a current liability on our consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our amended and restated credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility. Furthermore, although met coal prices and demand have improved in recent months, if weak demand and low prices for steam coal persist and if met coal prices and demand weaken, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our credit facility. If we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement. Although we believe our lenders loans are well secured under the terms of our amended and restated credit agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements for the next twelve months, we may not be able to continue as a going concern.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash provided by operating activities was $12.1 million for the year ended December 31, 2016 as compared to $14.2 million for the year ended December 31, 2015. This decrease in cash provided by operating activities was primarily the result of unfavorable working capital changes for the year ended December 31, 2016 compared to December 31, 2015. We idled the majority of our Central Appalachia mining operations in the second half of 2015 and monetized excess coal inventory, which was the primary difference in the change of working capital accounts year to year.

Net cash provided by investing activities was $3.9 million for the year ended December 31, 2016 as compared to $2.0 million for the year ended December 31, 2015. The increase in cash provided by investing activities was primarily due to the decrease in capital expenditures for the year ended December 31, 2016.

Net cash used in financing activities was $16.1 million and $16.7 million for the years ended December 31, 2016 and December 31, 2015, respectively. The decrease was attributable to contributions made by partners for the year ended December 31, 2016 compared to the same period for 2015.

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

Actual maintenance capital expenditures for the year ended December 31, 2016 were approximately $2.5 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2016 were approximately $5.0 million, which were primarily related to the development of our Riveredge mine on our Pennyrile property in western Kentucky. For the year ending December 31, 2017, we have budgeted $10 million to $15 million for maintenance capital expenditures. We expect a minimal amount of 2017 expansion capital expenditures since we have completed the development of the Pennyrile mine and we currently do not anticipate developing any of our other internal projects in 2017.

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

Our Amended and Restated Credit Agreement requires us to maintain certain minimum financial ratios and contains certain restrictive provisions, including among others, restrictions on making loans, investments and advances, incurring additional indebtedness, guaranteeing indebtedness, creating liens, and selling or assigning stock. As of and for the year ended December 31, 2016, we were in compliance with respect to all covenants contained in the credit agreement.

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

The Fifth Amendment requires that on or before March 31, 2017, we shall have solicited bids for the potential sale of certain non-core assets, satisfactory to the administrative agent, and provided the administrative agent, and any other lender upon its request, with a description of the solicitation process, interested parties and any potential bids. The Fifth Amendment limits any payments by us to our general partner to: (i) the usual and customary payroll and benefits of the our management team so long as our management team remains employees of our general partner, (2) the usual and customary board fees of our general partner, and (3) the usual and customary general and administrative costs and expenses of our general partner incurred in connection with the operation of its business in an amount not to exceed $0.3 million per fiscal year. The Fifth Amendment limits asset sales to a maximum of $5 million unless we receive consent from the lenders. The Fifth Amendment altered the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, as follows:

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

In July 2016, we entered into the Sixth Amendment of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduced the maximum commitment amount allowed under the credit facility for the additional $1.5 million to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

In December, 2016, we entered into a Seventh Amendment, which allows for the Series A preferred units as outlined in the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, which is further discussed in “Recent Developments”. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. The Seventh Amendment alters the maximum leverage ratio to 4.0 to 1.0 effective December 31, 2016 through May 31, 2017 and 3.5 to 1.0 from June 30, 2017 through December 31, 2017. The maximum leverage ratio shall be reduced by 0.50 to 1.0 for every $10.0 million of net cash proceeds, in the aggregate, received after the Seventh Amendment date from (i) the issuance of any equity by us and/or (ii) the disposition of any assets in excess of $2.0 million in the aggregate, provided, however, that in no event will the maximum leverage ratio be reduced below 3.0 to 1.0. The Seventh Amendment alters the minimum consolidated EBITDA figure, as calculated on a rolling twelve months basis, to $12.5 million from December 31, 2016 through May 31, 2017 and $15.0 million from June 30, 2017 through December 31, 2017. The Seventh Amendment alters the maximum capital expenditures allowed, as calculated on a rolling twelve months basis, to $20.0 million through the expiration of the credit facility. A condition precedent to the effectiveness of the Seventh Amendment was the receipt of the $13.0 million of cash proceeds received by us from the issuance of the Series A preferred units pursuant to the Preferred Unit Agreement, which we used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfills the required Royal equity contributions as outlined in the previous amendments to our credit agreement.

At December 31, 2016, $10.0 million was outstanding under the facility at a variable interest rate of PRIME plus 3.50% (7.25% at December 31, 2016). In addition, we had outstanding letters of credit of approximately $26.1 million at a fixed interest rate of 5.00% at December 31, 2016. Based upon a maximum borrowing capacity of 4.00 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), we had not used $12.9 million of the borrowing availability at December 31, 2016. During the year ended December 31, 2016, we had average borrowings outstanding of approximately $38.4 million under our credit agreement.

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

As of December 31, 2016, we had $26.1 million in letters of credit outstanding, of which $20.7 million served as collateral for approximately $48.9 million in our surety bonds outstanding that secure the performance of our reclamation obligations.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Nevertheless, actual results may differ from the estimates used and judgments made. Note 2 to the consolidated financial statements included elsewhere in this report provides a summary of all significant accounting policies. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.

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

Asset Impairments

We follow the accounting guidance on the impairment or disposal of property, plant and equipment, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, we must determine the fair value for the assets in question in accordance with the applicable fair value accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized.

We performed a comprehensive review of our current coal mining operation as well as potential future development projects for the year ended December 31, 2016 to ascertain any potential impairment losses. Based on the impairment analysis, we concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016. However, for the year ended December 31, 2016, we recorded $2.6 million of asset impairment losses and related charges associated with the 2015 sale of the Deane mining complex. Of the total $2.6 million non-cash impairment and other non-cash charges incurred, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. The $2.6 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

We performed a comprehensive review during the fourth quarter of 2015 of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. We identified various properties, projects and operations that were potentially impaired based upon changes in our strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to our operations deteriorated in the fourth quarter of 2015. We recorded approximately $31.1 million of total asset impairment and related charges for our property, plant and equipment for the year ended December 31, 2015. Refer to Note 6 to the consolidated financial statements that are included elsewhere in this report for more information on the property, plant and equipment asset impairment losses recorded for the year ended December 31, 2015. We also recorded approximately $0.5 million of asset impairment charges for intangible assets for the year ended December 31, 2015.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow, and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2016 were calculated with discount rates that ranged from 7.0% to 9.12%. Changes in the asset retirement obligations for the year ended December 31, 2015 were calculated with discount rates that ranged from 2.9% to 5.9%. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2016 and 2015.

Workers’ Compensation and Pneumoconiosis (“black lung”) Benefits

Certain of our subsidiaries are liable under federal and state laws to pay workers’ compensation and coal workers’ black lung benefits to eligible employees, former employees and their dependents. We currently utilize an insurance program and state workers’ compensation fund participation to secure our on-going obligations depending on the location of the operation. Premium expense for workers’ compensation benefits is recognized in the period in which the related insurance coverage is provided.

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

In addition, our liability for traumatic workers’ compensation injury claims is the estimated present value of current workers’ compensation benefits, based on actuarial estimates. The actuarial estimates for our workers’ compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates.

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

Other revenues generally consist of limestone sales, coal handling and processing, rebates and rental income. With respect to other revenues recognized in situations unrelated to the shipment of coal, we carefully review the facts and circumstances of each transaction and do not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

Derivative Financial Instruments

We occasionally use diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. Our diesel fuel contracts meet the requirements for the normal purchase normal sale, or NPNS, exception prescribed by the accounting guidance on derivatives and hedging, based on the terms of the contracts and management’s intent and ability to take physical delivery of the diesel fuel.

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

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2016 at the reasonable assurance level. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision of our CEO and CFO, and affected by our general partner’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, which included the additional procedures implemented to remediate the material weakness, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

When evaluating a candidate’s suitability for a position on the board, the owner of our general partner assesses whether such candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.

Executive Officers and Directors

The following table shows information for the executive officers and directors of our general partner from January 1, 2016 to December 31, 2016:

Name	Age (as of 12/31/2016)	Position With Our General Partner
William Tuorto(1)*	47	Chairman of the Board of Directors
Mark D. Zand(2)***	63	Former Chairman of the Board of Directors
Richard A. Boone	62	President, Chief Executive Officer and Director
Joseph E. Funk	56	Former President, Chief Executive Officer and Director
Wendell S. Morris	49	Vice President and Chief Financial Officer
Reford C. Hunt	43	Senior Vice President of Business Development
Whitney C. Kegley	41	Vice President, Secretary and General Counsel
Brian T. Aug	45	Vice President of Sales
Bryan H. Lawrence	74	Director
Ronald Phillips(1)*	50	Director
Douglas Holsted(1)*	56	Director
Brian Hughs(1)*	39	Director
Michael Thompson(1)**	47	Director
David Hanig(1)**	41	Director
Ian Ganzer (1) (3)	32	Former Director
Arthur H. Amron(2)***	60	Former Director
Kenneth A. Rubin(2)***	62	Former Director
Philip Braunstein(2)***	33	Former Director
Mark L. Plaumann(2)	61	Former Director
Douglas Lambert(2)	59	Former Director
James F. Tompkins(4)	68	Former Director

(1)	Subsequent to the consummation of the acquisition of our general partner by Royal from Wexford Capital, on and effective as of March 17, 2016, Royal as owner of our general partner appointed each of these individuals to the board of directors of our general partner.

(2)	Subsequent to the consummation of the acquisition of our general partner by Royal from Wexford Capital, these individuals submitted their resignations as board members on and effective as of March 17, 2016.

(3)	Mr. Ganzer submitted his resignation as a director of the board of our general partner as of September 13, 2016.

(4)	Mr. Tompkins submitted his resignation as a director of the board of our general partner as of April 22, 2016.

*	Officers of Royal.

**	Independent director.

***	Principal of Wexford Capital.

William Tuorto. Mr. Tuorto has served as the Chairman of our general partner’s board of directors since March 17, 2016. Mr. Tuorto is the Chairman and Chief Executive Officer of Royal and has been providing legal, financial, and consulting services to public companies for over 19 years. Privately, Mr. Tuorto is an investor and entrepreneur, with holdings in a wide-range portfolio of energy, technology, real estate and hospitality. Mr. Tuorto was awarded a Bachelor of Arts degree from The Citadel in 1991, graduating with honors, and distinguished nominee of the Fulbright Fellowship and Rhodes Scholarship. Mr. Tuorto received his Juris Doctor from the University of South Carolina School of Law in 1995. Mr. Tuorto was selected to serve as a director due to his in-depth business knowledge and investment experience.

Richard A. Boone. Mr. Boone has served as President and Chief Executive Officer of our general partner since December 30, 2016. Prior to December 2016, Mr. Boone served as our President since September 2016 and served as Executive Vice President and Chief Financial Officer since June 2014. Prior to June 2014, Mr. Boone served as Senior Vice President and Chief Financial Officer of our general partner since May 2010, and as Senior Vice President and Chief Financial Officer of Rhino Energy LLC since February 2005. Prior to joining Rhino Energy LLC, he served as Vice President and Corporate Controller of PinnOak Resources, LLC, a coal producer serving the steel making industry, since 2003. Prior to joining PinnOak Resources, LLC, he served as Vice President, Treasurer and Corporate Controller of Horizon Natural Resources Company, a producer of steam and metallurgical coal, since 1998. In total, Mr. Boone has approximately 35 years of experience in the coal industry.

Wendell S. Morris. Mr. Morris has served as our general partner’s Vice President and Chief Financial Officer since September 2016. From June 2015 to September 2016, Mr. Morris served as our general partner’s Vice President of Finance and prior to June 2015, Mr. Morris served as our general partner’s Vice President of External Reporting and Investor Relations. Prior to joining Rhino Energy LLC, Mr. Morris was employed by Lexmark International, Inc. where he held various financial and accounting positions.

Reford C. Hunt. Mr. Hunt joined Rhino Energy, LLC in April 2005 and currently serves as Senior Vice President of Business Development. Mr. Hunt has served in various capacities, including President of our Rhino Energy WV, LLC, McClane Canyon Mining, LLC and Castle Valley Mining, LLC subsidiaries. Mr. Hunt oversees our business development and exploration projects. Prior to joining Rhino Energy, LLC, he was employed by Sidney Coal Company, a subsidiary of Massey Energy from 1997 to 2005. During his time at Sidney Coal Company as a Mining Engineer, Mr. Hunt oversaw planning, engineering and construction for various mining and preparation operations. Mr. Hunt is a licensed Professional Engineer in Kentucky.

Whitney C. Kegley. Ms. Kegley has served as our general partner’s Vice President, Secretary and General Counsel since July 2012. Prior to joining our general partner, and beginning in April 2012, Ms. Kegley served as a partner with the law firm of Dinsmore & Shohl, LLP in their Lexington, KY office. Ms. Kegley concentrated her practice on mergers and acquisitions and general corporate law with an emphasis on mineral and energy law. From March 2009 to April 2012, Ms. Kegley was a member in the Lexington, KY office of McBrayer, McGinnis, Leslie & Kirkland, PLLC, where she concentrated on mergers and acquisitions and general corporate law with an emphasis on mineral and energy law. From August 1999 to March 2009, Ms. Kegley was employed by the law firm of Frost Brown Todd LLC where she held various positions.

Brian T. Aug. Mr. Aug has served as our general partner’s Vice President of Sales since August 2013. From April 2011 to August 2013, Mr. Aug served as Director of Sales and Marketing for Rhino Energy LLC. Prior to joining Rhino Energy LLC, he was Vice President of Marketing and Trading Analysis for Greenstar Global Energy, a US based corporation focused on the selling of US coals into India. From 1994 until 2010 he worked for Duke Energy Ohio, a Midwest utility with coal and natural gas power generation. The last 10 years of his career at Duke Energy Ohio was spent as Director of Fuels.

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

Douglas Holsted. Mr. Holsted has served as a director of our general partner since March 17, 2016. Mr. Holsted is the Chief Financial Officer of Royal and the owner of Cox, Holsted & Associates, PC, of Oklahoma City, Oklahoma. He brings more than 25 years’ experience in the public sector, overseeing all audit, review, tax and SEC compliance and business evaluations for Royal. Mr. Holsted received his BS in accounting from the University of Central Oklahoma and a Master of Taxation from DePaul University. Mr. Holsted was selected to serve as a director due to his in-depth business knowledge and financial experience.

Brian Hughs. Mr. Hughs has served as a director of our general partner since March 17, 2016. Mr. Hughs is the Vice President and a Director of Royal. Mr. Hughs has been in the private sector as a business owner and entrepreneur since 2001. Through Mr. Hughs’ familial involvement in the exploration and production of oil and gas in northern Texas, he brings specialized knowledge and expertise in this field of prospective investments. Mr. Hughs was selected to serve as a director due to his in-depth business knowledge and investment experience.

Michael Thompson. Mr. Thompson has served as a director of our general partner since March 17, 2016. Mr. Thompson is serving as an independent member of the board of directors of the General Partner and has been named to the audit and conflicts committee of the board of directors of the General Partner. Mr. Thompson manages the WW Strategic Business Development team for HP Incorporated’s Managed Services organization. Mr. Thompson is responsible for incubation and initial traction for these businesses and partnerships. Mr. Thompson received a Bachelor’s of Arts from Brigham Young University, studying Japanese and Business Management. Prior to HP, Mr. Thompson managed his own consulting business for 12 years and was the president of two publicly-traded oil and gas companies. Mr. Thompson worked for Micron with roles as Director of Commercial Sales, International Operations, and President of Micron Asia. Mr. Thompson was selected to serve as a director due to his in-depth business knowledge and experience.

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

Bryan H. Lawrence. Mr. Lawrence has served as a member of our board of directors since December 2016. Mr. Lawrence is a founder and senior manager of Yorktown Partners LLC, the manager of the Yorktown group of investment partnerships, which make investments in companies engaged in the energy industry. The Yorktown partnerships were formerly affiliated with the investment firm of Dillon, Read & Co. Inc. where Mr. Lawrence had been employed since 1966, serving as a Managing Director until the merger of Dillon Read with SBC Warburg in September 1997. Mr. Lawrence also serves as a director of Carbon Natural Gas Company, Hallador Energy Company, Ramaco Resources and Star Gas, L.P. (each a United States publicly traded company) and certain non-public companies in the energy industry in which Yorktown partnerships hold equity interests. Mr. Lawrence is a graduate of Hamilton College and also has an M.B.A. from Columbia University.

Director Independence

The board of directors of our general partners has determined that each of Messrs. Thompson and Hanig are independent as defined under the independence standards established by the NYSE and the Exchange Act.

Meetings; Committees of the Board of Directors

The board of directors of our general partner held quarterly meetings during the year ended December 31, 2016. All of the directors serving during 2016 attended each meeting. The board of directors of our general partner has an audit committee, a conflicts committee and a compensation committee.

Audit Committee

The audit committee of our general partner has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, and consists of Messrs. Thompson and Hanig, both of whom are independent. Our audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at http://www.rhinolp.com. This committee oversees, reviews, acts on and reports to our board of directors of our general partner on various auditing and accounting matters, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements.

Compensation Committee

The compensation committee of our general partner consists of Messrs. Tuorto, Boone and Hughs and operates pursuant to a written charter. This committee establishes salaries, incentives and other forms of compensation for officers and other employees. The compensation committee also administers our incentive compensation and benefit plans.

Conflicts Committee

Messrs. Thompson and Hanig serve on the conflicts committee to review specific matters that the board believes may involve conflicts of interest and determine to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be directors, officers or employees of our general partner or any person controlling our general partner and must meet the independence standards established by the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Executive Sessions of Non-Management Directors; Procedure for Contacting the Board of Directors

The board of directors of our general partner has held regular executive sessions in which the two independent directors meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors.

A means for interested parties to contact the board of directors (including the independent directors as a group) directly has been established in the general partner’s Corporate Governance Guidelines, published on our website at www.rhinolp.com. Information may be submitted confidentially and anonymously, although we may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in certain other circumstances.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. An electronic copy of the code is available on our website at http://www.rhinolp.com. For a discussion on what other corporate governance materials are posted on our website, see Part I, Item 1. “Business—Available Information.” We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, and principal accounting officer or controller on our website promptly following the date of any such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2016, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as described below.

The Form 4 reports relating to the granting of phantom unit award grants to Messrs. Tuorto and Boone on June 1, 2016 were filed after the applicable due date.

Item 11. Executive Compensation

Introduction

For 2016, we are reporting as a smaller reporting company due to our market capitalization. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures with respect to our named executive officers. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers.

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

In 2016, the named executive officers of our general partner were:

●	William Tuorto—Executive Chairman and Chairman of our Board of Directors;

●	Richard A. Boone—President, Chief Executive Officer and Director;

●	Joseph E. Funk—Former President, Chief Executive Officer and Director; and

●	Reford C. Hunt— Senior Vice President of Business Development.

With respect to the compensation disclosures and the tables that follow, these individuals are referred to as the “named executive officers.”

Changes to Named Executive Officers

On December 30, 2016, Mr. Funk resigned as our Chief Executive Officer and agreed to continue employment with us through March 31, 2017 as a special advisor. Mr. Boone was named Chief Executive Officer effective January 1, 2017.

Summary Compensation Table

The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan ($)(2)	Unit Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
William Tuorto	2016	137,500	187,500	-	250,000	10,600	585,600
Executive Chairman and Director	2015	-	-	-	-	-	-
Richard A. Boone	2016	310,558	87,500	-	125,000	12,360	535,418
President, Chief Executive Officer and Director	2015	315,000	27,500	-	12,500	12,800	367,800
Reford C. Hunt	2016	277,962	35,625	-	-	11,826	325,413
Senior Vice President of Business Development	2015	268,038	17,500	-	10,000	14,867	310,405
Joseph E. Funk	2016	362,425	200,000	150,000	-	11,422	723,847
Former President and Chief Executive Officer	2015	365,001	-	121,000	-	11,546	497,547

(1)	For each individual other than Mr. Funk, the bonus amount reflects the annual cash bonus awarded to each of the named executive officers per the terms of their employment agreements, which are described further below. With respect to Mr. Funk, the amount represents a portion of the guaranteed payments that he was entitled to receive upon his resignation, as described more fully below.

(2)	The non-equity compensation amount for Mr. Funk consists of $150,000 paid in August 2016 in connection with the sale of our Elk Horn coal leasing business.

(3)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of phantom unit awards granted under the Rhino Long-Term Incentive Plan (the “LTIP”), computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards. All phantom unit awards granted during the 2016 year were fully vested on the date of grant.

(4)	Amounts reflect, as applicable with respect to the named executive officers and as provided in the supplemental table below, the use of a company provided automobile and employer contributions to the 401(k) Plan. The value of automobile use is calculated as the monthly lease payment paid by us on behalf of the executive multiplied by the monthly percentage of personal use of the automobile by the executive.

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan
William Tuorto	$-	$10,600
Richard A. Boone	1,760	10,600
Reford C. Hunt	1,226	10,600
Joseph E. Funk	822	10,600

Narrative Discussion of Summary Compensation Table

Employment Agreements

We have entered into employment agreements with each of the named executive officers. Our employment agreements typically provide for a three-year term, which may be terminated earlier in accordance with the terms of the applicable agreement or extended by mutual agreement of the parties. Although our annual bonus program is ultimately a discretionary bonus program, the named executive officers’ employment agreements set forth guidelines and general target amounts for each executive. We entered into amendments of certain of the named executive officers’ existing employment agreements and entered into new agreements with the named executive officers during the 2016 year. Therefore, the descriptions below focus on the status of the applicable agreements as in effect on December 31, 2016.

Effective December 30, 2016, we entered into an employment agreement with Mr. Tuorto as our Executive Chairman. Mr. Tuorto’s employment agreement provides for an employment term that ends on December 31, 2020 (unless earlier terminated as provided in the agreement or by the mutual agreement of the parties) and an annual base salary of $300,000 per year, which shall be evaluated annually for potential increases. Mr. Tuorto’s employment agreement also provides that he is eligible to receive an annual mandatory bonus of 50% of his annual base salary as well as an annual discretionary bonus of up to 100% of his annual base salary.

Effective December 30, 2016, we entered into an employment agreement with Mr. Boone in connection with his appointment as President and Chief Executive Officer. Mr. Boone’s employment agreement provides for an employment term that ends on December 31, 2018 (unless earlier terminated as provided in the agreement or by the mutual agreement of the parties) and an annual base salary of $300,000 per year, which shall be evaluated annually for potential increases. Mr. Boone’s employment agreement also entitles him to receive an annual mandatory bonus of 10% of his annual base salary as well as an annual discretionary bonus of up to 100% of his annual base salary.

Effective November 16, 2016, we entered into an amended and restated employment agreement with Mr. Hunt, which is substantially similar to his prior agreement. The amendment and restatement of Mr. Hunt’s employment agreement extends his employment term to December 31, 2018, but otherwise does not materially alter the terms of his prior agreement. Similar to the terms of his prior agreement, Mr. Hunt is entitled under his amended and restated employment agreement to receive an annual discretionary bonus of up to 40% of his annual base salary.

The named executive officers are also eligible to participate in our employee benefit programs made available to similarly situated employees. Pursuant to their respective employment agreements, we provide Messrs. Tuorto, Boone and Hunt with automobiles suitable for their duties and responsibilities to us.

The severance and change in control benefits provided by the employment agreements with the named executive officers are described below in the section titled “—Potential Payments Upon Termination or Change in Control—Employment Agreements.” The employment agreements also contain certain confidentiality, noncompetition, and other restrictive covenants, which are also described in the section titled “—Potential Payments Upon Termination or Change in Control—Employment Agreement.”

Unit and Phantom Unit Awards

Certain named executives received discretionary awards of fully vested Rhino units in 2016. Certain named executives received discretionary awards of phantom units in 2015 in respect of fiscal 2014 performance. These phantom unit awards were designed to vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant), provided the named executive officer remained an employee continuously from the date of grant through the applicable vesting date. The phantom units were designed to become fully vested upon a change in control or in the event that the named executive officer’s employment was terminated due to disability or death. In addition, if the named executive officer’s employment was terminated by us without cause or by the executive for good reason, the vesting of those phantom units scheduled to vest in the 12 month period following such termination would have been accelerated to the officer’s termination date. While a named executive officer holds unvested phantom units, he is entitled to receive DER credits that will be paid in cash upon vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited). Each of the unvested phantom units held by the named executive officers during the 2016 became accelerated in connection with Royal’s acquisition of our general partner in March 2016.

Outstanding Equity Awards at Fiscal Year End

Our named executives did not have any outstanding equity awards as of December 31, 2016.

Potential Payments Upon Termination or Change in Control

We have employment agreements with each of the named executive officers that contain provisions regarding payments to be made to such individuals upon an involuntary termination of their employment by us without “cause” or their resignation for “good reason.” The employment agreements are described in greater detail below and in the section above titled “—Compensation Discussion and Analysis—Elements of Compensation—Employment Agreements.”

Employment Agreements

Under the employment agreements with Messrs. Tuorto, Boone and Hunt, if the employment of the executive is terminated by us for “cause,” by the executive voluntarily without “good reason,” or due to the executive’s “disability,” then the executive, as applicable, will be entitled to receive his earned but unpaid base salary, payment with respect to accrued but unpaid vacation days, all benefits accrued and vested under any of our benefit plans, and reimbursement for any properly incurred business expenses (collectively, the “accrued obligations”). In addition to the foregoing, in the event the employment of Messrs. Tuorto or Boone is terminated by us without “cause” or by the executive for “good reason,” Messrs. Tuorto and Boone shall receive their base salary for the period from termination through the expiration of their respective employment agreements, subject to the executive’s timely execution and delivery (and non-revocation) of a release agreement for our benefit. In the event of the death of Mr. Tuorto or Boone, their estate will be entitled to receive the accrued obligations and a pro-rated annual discretionary bonus.

Messrs. Tuorto and Boone are subject to certain confidentiality, non-compete and non-solicitation provisions contained in their employment agreements. The confidentiality covenants are perpetual, while the non-compete and non-solicitation covenants apply during the term of their employment agreements and for one year (two years for non-solicitation) following Messrs. Tuorto’s and Boone’s termination for any reason. Mr. Tuorto’s employment agreement acknowledges his position and employment with Royal and specifically excepts his non-compete provision as it relates to Royal and its affiliates.

For purposes of the employment agreements with Messrs. Tuorto and Boone, the terms listed below have been defined as follows:

●	“cause” means (a) failure of the executive to perform substantially his duties (other than a failure due to a “disability”) within ten days after written notice from us, (b) executive’s conviction of, or plea of guilty or no contest to a misdemeanor involving dishonesty or moral turpitude or any felony, (c) executive engaging in any illegal conduct, gross misconduct, or other material breach of the employment agreement that is materially and demonstratively injurious to us or (d) executive engaging in any act of dishonesty or fraud involving us or any of our affiliates.

●	“disability” means the inability of executive to perform his normal duties as a result of a physical or mental injury or ailment for any consecutive 45 day period or for 90 days (whether or not consecutive) during any 365 day period.

●	“good reason” means, without the executive’s express written consent, (a) the assignment to the executive of duties inconsistent in any material respect with those of the executive’s position (including status, office, title, and reporting requirements), or any other diminution in any material respect in such position, authority, duties or responsibilities, (b) a reduction in base salary, (c) a reduction in the executive’s welfare, qualified retirement plan or paid time off benefits, other than a reduction as a result of a general change in any such plan or (d) any purported termination of the executive’s employment under the employment agreement other than for “cause,” death or “disability”. The executive must give notice of the event alleged to constitute “good reason” within six months of its occurrence and we have 30 days upon receipt of the notice to cure the alleged “good reason” event.

Under the employment agreement with Mr. Hunt, if his employment is terminated by us without “cause” or if Mr. Hunt resigns for “good reason”, which such term has the same meaning as described above with respect to the employment agreements with Messrs. Tuorto and Boone, Mr. Hunt is entitled to receive a lump sum payment equal to twelve months’ worth of his base salary and continued family health insurance, at the same premium cost as was in effect on the date of termination, until the earlier of twelve months or the date he becomes covered under a new employer’s plan, subject to the executive’s timely execution and delivery (and non-revocation) of a release agreement for our benefit. Mr. Hunt is subject to certain confidentiality, non-compete and non-solicitation provisions contained in his employment agreement. The confidentiality covenants are perpetual, while the non-compete covenants apply during the terms of his employment agreements and for one year following termination of employment. The non-solicitation period runs until the end of the six month period following the end of the applicable non-compete period. In the event of the death of Mr. Hunt, his estate will be entitled to receive the accrued obligations and a pro-rated annual discretionary bonus.

For purposes of the agreements with Mr. Hunt, “cause” means (a) the commission by executive of an act of dishonesty or fraud against us, (b) a breach of the executive’s obligations under the employment agreement and failure to cure such breach within ten days after written notice from us, (c) executive is indicted for or convicted of a crime involving moral turpitude or (d) executive materially fails or neglects to diligently perform his duties and “disability”.

We entered into an amended employment arrangement with Mr. Funk in August 2016 in connection with the announcement that he would be transitioning out of his role as Chief Executive Officer following the sale of our Elk Horn coal leasing business. In the event that the sale had not occurred, the amendment to his original employment agreement described below would not have become effective. The amended agreement provided that in exchange for all compensation under his previous EBITDA-based bonus arrangement and for agreeing to shorten his employment agreement, Mr. Funk would receive total compensation paid on or prior to December 31, 2016 of $465,000. The payment consisted of $150,000 in cash relating directly to the sale, and $115,000 in salary payments. The remaining $200,000 was to be paid in our common units (based on a common unit price of $2.35, the closing price on August 22, 2016) or cash, at our option, with an adequate price guarantee to ensure the total cash received by Mr. Funk to not be less than $200,000. We paid this amount to Mr. Funk in the form of cash, and he received a $200,000 payment on December 23, 2016.

In connection with Mr. Funk’s continuation of services with us as a special advisor following his resignation as an executive officer, we will provide him with compensation at a rate of $30,000 per month through March 31, 2017. Should we terminate Mr. Funk’s services prior to March 31, 2017, Mr. Funk will be entitled to a termination payment of $15,000 cash paid immediately. Mr. Funk’s amended agreement allows him to enter into an employment and or consulting agreement with Elk Horn, and releases him from any noncompetition obligations that were contained in Mr. Funk’s previous amended employment agreement.

LTIP Phantom Unit Awards

Messrs. Boone and Hunt have periodically held awards of phantom units as previously described in the section above titled “—Narrative Discussion of Summary Compensation Table—Phantom Unit Awards,” although as of December 31, 2016 none of our named executive officers held outstanding phantom unit awards.

Our phantom units are typically designed to accelerate vesting in full upon a “change of control” or the named executive officer’s termination due to death or “disability.” In addition, upon a termination of the executive by us without cause or by the executive for a good reason, the vesting of those phantom units scheduled to vest in the 12-month period following such termination will be accelerated to such termination date. For this purpose, “good reason” and “cause” have the meanings set forth in the respective employment agreements of the named executive officers described above. A “change of control” will be deemed to have occurred if: (i) any person or group, our general partner or an affiliate of either, becomes the owner of more than 50% of the voting power of the voting securities of either us or our general partner; or (ii) upon the sale or other disposition by either us or our general partner of all or substantially all of its assets, whether in a single or series of related transactions, to one or more parties, our general partner or an affiliate of either. A “disability” is any illness or injury for which the named executive officer will be entitled to benefits under the long-term disability plan of our general partner.

Director Compensation

We provide compensation to the directors of the board of directors of our general partner, including a $20,000 annual base director fee and a grant of that number of common units having a grant date value of approximately $25,000 (except for a value of $50,000 for our independent directors) based on the preceding 10-day average price per unit). In addition, the chairs of the audit committee and conflicts committee receive a $15,000 fee, the chair of any other committee (including the compensation committee) receives a $10,000 fee, audit committee and conflicts committee members receive a $10,000 fee and the other committee members receive a $5,000 fee, for their service in such roles each year. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees, and each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)	Total ($)
William Tuorto	$15,000	$25,000	$-	$40,000
Brian Hughs	$15,000	$25,000	$-	$40,000
Ronald Phillips	$15,000	$25,000	$-	$40,000
Douglas Holsted	$15,000	$25,000	$-	$40,000
Michael Thompson	$37,500	$50,000	$-	$87,500
David Hanig	$30,000	$50,000	$-	$80,000
Ian Ganzer	$10,000	$25,000	$-	$35,000
Mark Zand (3)	$7,500	$-	$-	$7,500
Arthur H. Amron (3)	$5,000	$-	$-	$5,000
Kenneth A. Rubin (3)	$6,250	$-	$-	$6,250
Phillip Braunstein (3)	$5,000	$-	$-	$5,000
Mark L. Plaumann (3)	$12,500	$-	$-	$12,500
Douglas Lambert (3)	$10,000	$-	$-	$10,000
James F. Tompkins (3)	$20,000	$-	$-	$20,000

(1)	Includes annual base director fee, committee membership fees, and committee chair fees for each non-employee director as more fully explained in the preceding paragraphs.

(2)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of the awards granted under the LTIP in fiscal 2015, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for fiscal 2015 for additional detail regarding assumptions underlying the value of these equity awards.

(3)	Subsequent to the consummation of the acquisition of our general partner by Royal from Wexford Capital, these individuals submitted their resignations as board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of common units, subordinated units and Series A preferred units as of March 17, 2017 of Rhino Resource Partners LP for:

●	beneficial owners of more than 5% of our common, subordinated and Series A preferred units;

●	each director, director nominee and named executive officer; and

●	all of our directors and executive officers as a group.

The following table does not include any phantom unit awards granted under the long-term incentive plan. Please see “Part III, Item 11. Executive Compensation—Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation.”

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Series A Preferred Beneficially Owned	Percentage of Series A preferred units Beneficially Owned
Royal Energy Resources, Inc.(1)(2)	6,593,578	51.1%	1,061,324	85.9%	-	-
Weston Energy LLC (3)	-	-	-	-	1,400,000	93.3%
Thomson Family Limited Partnership(4)	-	-	-	-	50,000	3.3%
John L. Thomson(4)	-	-	-	-	50,000	3.3%
William Tuorto(1) (2)	6,678,229	51.7%	1,061,324	85.9%	-	-
Brian Hughs(1) (2)	6,602,669	51.2%	1,061,324	85.9%	-	-
Rhino Resource Partners Holdings (3)	5,000,000	38.7%	-	-	-	-
Ronald Phillips (5)	9,091	*	-	-	-	-
Douglas Holsted (5)	9,091	*	-	-	-	-
Richard A. Boone (5)	52,154	*	-	-	-	-
Reford C. Hunt (5)	-	-	-	-	-	-
Michael Thompson(5)	18,182	*	-	-	-	-
David Hanig (5)	18,182	*	-	-	-	-
Bryan H. Lawrence (3)	-	-	-	-	-	-
All executive officers and directors as a group (9 persons)	6,794,020	52.6%	1,061,324	85.9%

*	Represents less than 1% of the total.

(1)	6,593,578 common units and 1,061,324 of the subordinated units shown as beneficially owned by each of William Tuorto and Brian Hughs, reflect common units and subordinated units owned of record by Royal. Messrs. Tuorto and Hughs serve as directors of Royal and as such may be deemed to share beneficial ownership of the units beneficially owned by Royal, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interests.

(2)	The address for this person or entity is 56 Broad Street, Suite 2, Charleston, South Carolina 29401.

(3)	The address for this person or entity is 410 Park Avenue, 19th Floor, New York, New York 10022.

(4)	The address for this person or entity is 410 Park Avenue, 7th Floor, New York, New York 10022.

(5)	The address for this person or entity is 424 Lewis Hargett Circle, Suite 250, Lexington, Kentucky 40503.

Equity Compensation Plan Information

	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2016	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2016 (excluding units reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans not approved by unitholders(1):
Long-Term Incentive Plan	-	n/a(2)	12,996

(1)	Adopted by the board of directors of our general partner in connection with our IPO.

(2)	To date, only phantom and restricted and unrestricted units have been granted under the Long-Term Incentive Plan.

For more information relating to our Long-Term Incentive Plan and the unit awards granted thereunder, please see Note 14 of the consolidated financial statements included elsewhere in this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 21, 2016, a definitive agreement was completed between Royal and Wexford where Royal acquired 676,912 of our issued and outstanding common units from Wexford. Pursuant to the definitive agreement, on March 17, 2016, Royal acquired all of the issued and outstanding membership interests of Rhino GP LLC, our general partner, as well as 945,525 of our issued and outstanding subordinated units from Wexford. Our general partner owns the general partner interest in us as well as our incentive distribution rights. On March 21, 2016, we issued 6,000,000 common units to Royal in a private placement. On December 30, 2016, Royal acquired 200,000 shares of Series A preferred units representing preferred interests in the Partnership.

William Tuorto, Douglas Holsted and Brian Hughs, each a director of our general partner, own an equity interest in Royal. Mr. Tuorto holds all of the Series A Preferred Stock in Royal and a majority of the common stock in Royal. Because of the special voting rights of the Series A Preferred Stock (which is entitled to 54% of the total votes on any matter on which shareholders have a right to vote) of Royal, as of March 17, 2017, Mr. Tuorto controlled 75.4% of the votes on any matter requiring a vote of the Royal shareholders. Messrs. Holsted and Hughs also hold common stock in Royal.

Prior to the consummation of the sale of our general partner by Wexford, principals of Wexford Capital, including Mark D. Zand, Philip Braunstein, Arthur H. Amron and Kenneth A. Rubin, each a director of our general partner, owned membership interests in our general partner.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. Such terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms which could have been obtained from unaffiliated third parties.

Distributions and Payments to Our General Partner and Its Affiliates

In connection with the closing of our IPO, the following occurred:

●	Wexford contributed all of their membership interests in Rhino Energy LLC to us;

●	we issued to Rhino Energy Holdings LLC an aggregate of 866,640 common units and 1,239,700 subordinated units and reimbursed Rhino Energy Holdings LLC for approximately $9.3 million of capital expenditures it incurred with respect to the assets contributed to us;

●	our general partner made a capital contribution of approximately $10.4 million and maintained its 2.0% general partner interest in us; and

●	we issued our general partner the incentive distribution rights, which entitle the holder to increase percentages, up to a maximum of 48.0%, of the cash we distribute in excess of $5.1175 per unit per quarter.

During 2015, Wexford received distributions of approximately $0.1 million on the 2.0% general partner interest and approximately $0.5 million on its common units. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2016, we have suspended the cash distribution for our common units. In addition, we have not paid distribution on our subordinated units for any quarter after the quarter ended March 31, 2012.

Prior to the sale of our general partner by Wexford, from time to time, employees of Wexford performed legal, consulting, and advisory services for us and we incurred expenses related to these services. Please see Note 19 of our consolidated financial statements included elsewhere in this annual report for the amounts paid to Wexford for these services during the year ended December 31, 2015.

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

Securities Purchase Agreement

On March 21, 2016, we and Royal entered into the Securities Purchase Agreement pursuant to which we issued 6,000,000 of our common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered the Rhino Promissory Note payable to us in the amount of $7.0 million. On May 13, 2016 and September 30, 2016, Royal paid us $3.0 million and $2.0 million, respectively, on the promissory note. The final installment on the promissory note of $2.0 million was due on or before December 31, 2016. However, on December 30, 2016, we modified the Securities Purchase Agreement with Royal to extend the due date of the final $2.0 million payment to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.” In the event the disinterested members of the board of directors of our general partner determine that we do not need the capital that would be provided by the final installment, we have the option to rescind Royal’s purchase of 1,333,333 common units and the applicable installment will not be payable. If we fail to exercise the Rescission Right, we have the option to repurchase 1,333,333 of our common units at $3.00 per common unit from. The Repurchase Option terminates on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that we have entered into an agreement to extend the amended and restated credit agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the installment due date, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $1.50.

Pursuant to the Securities Purchase Agreement, on March 21, 2016, we and Royal entered into a registration rights agreement. The registration rights agreement grants Royal piggyback registration rights under certain circumstances with respect to the common units issued to Royal pursuant to the Securities Purchase Agreement.

Option Agreement

On December 30, 2016, we entered into the Option Agreement with Royal, Rhino Holdings and our general partner. Upon execution of the Option Agreement, we received the Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy that is owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy, Inc. is a coal producing company with approximately 554 million tons of proven and probable reserves and six mines located in the Illinois Basin in western Kentucky as of September 30, 2016. The Option Agreement stipulates that we can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting us the Call Option, we issued the Call Option Premium Units to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates we can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of us. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in our general partner to Rhino Holdings. Our ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our revolving credit facility to permit the acquisition of Armstrong Energy.

The Option Agreement also contains the Put Option granted by us to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause us to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under our revolving credit facility.

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment and the GP Amendment. Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of our general partner was amended. Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of our general partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director. Rhino Holdings has the right to appoint two members to the board of directors of our general partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of our general partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of our general partner, as amended, will be further amended to provide that Royal and Rhino Holdings will each have the ability to appoint three directors and that the remaining director will be the chief executive officer of or general partner unless agreed otherwise.

The Option Agreement superseded and terminated the equity exchange agreement entered into on September 30, 2016 by and among Royal, Rhino Holdings, an entity wholly owned by certain investment partnerships managed by Yorktown, and our general partner.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, we entered into the Series A Preferred Unit Purchase Agreement with Weston, an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in us at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in the Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to us and Weston assigned to us the $2.0 million Weston Promissory Note from Royal originally dated September 30, 2016. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

The Preferred Unit Agreement contains customary representations, warrants and covenants, which include among other things, that, for as long as the Series A preferred units are outstanding, we will cause CAM Mining, one of our subsidiaries, to conduct its business in the ordinary course consistent with past practice and use reasonable best efforts to maintain and preserve intact its current organization, business and franchise and to preserve the rights, franchises, goodwill and relationships of its employees, customers, lenders, suppliers, regulators and others having business relationships with CAM Mining.

The Preferred Unit Agreement stipulates that upon the request of the holder of the majority of our common units following their conversion from Series A preferred units, as outlined in our partnership agreement, we will enter into a registration rights agreement with such holder. Such majority holder has the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights.

On January 27, 2017, Royal sold 100,000 of its Series A preferred units to Weston and its other 100,000 Series A preferred units to another third party.

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, we and Royal entered into a letter agreement whereby we agreed to extend the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50.

Transactions with Affiliates

Sturgeon Acquisitions LLC

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon, with affiliates of Wexford Capital and Gulfport. Sturgeon subsequently acquired 100% of the outstanding equity interests of certain limited liability companies located in Wisconsin that provide frac sand for oil and natural gas drillers in the United States. We recorded our proportionate portion of the operating (loss)/income for this investment during 2016 and 2015 of approximately ($0.2) million and $0.3 million, respectively.

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

Our general partner will not be in breach of its obligations under our partnership agreement or its duties or obligations to us or our unitholders if the resolution of the conflict is:

●	approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval;

●	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner or any of its affiliates;

●	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

●	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

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

Director Independence

See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of our general partner and the independence requirements applicable to the board of directors of our general partner and its committees.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services provided by Brown Edwards & Company, L.L.P. and Ernest & Young LLP for the years 2016 and 2015, respectively:

	2016	2015
	(in thousands)
Audit fees (1)	$369	$769
Audit related fees	-	2
Tax fees (2)	-	-
Total	$369	$771

(1)	Expenditures classified as “Audit fees” above include those related to the audit of our consolidated financial statements and work performed in connection of our Form 10-K/A in 2015.

(2)	“Tax fees” are related to general tax advisory services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

Item 16. Form 10-K Summary.

None.

(3) Exhibits

EXHIBIT LIST

Exhibit Number	Description

2.1**

Membership Transfer Agreement between Rhino Eastern JV Holding Company LLC, Rhino Energy WV LLC, and Rhino Eastern LLC dated December 31, 2014, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 7, 2015

2.2**

Equity Exchange Agreement, dated as of September 30, 2016, by and among Rhino Resource Holdings LLC, Rhino Resource Partners LP, Rhino GP LLC and Royal Energy Resources, Inc., incorporated by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed November 10, 2016

2.3**	Membership Interest Purchase Agreement, dated August 22, 2016, by and among Rhino Energy LLC and Elk Horn Coal Acquisition LLC, incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on November 10, 2016

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017.

4.1	Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

4.2

Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

10.1†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.2†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.3†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are not Principals of Wexford), incorporated by reference to Exhibit 10.22 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.4†	Form of Long-Term Incentive Plan Grant Agreement—Unit Awards and Restricted Units (Directors who are Principals of Wexford), incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.5†

Amended and Restated Employment Agreement of Joseph E. Funk effective as of November 14, 2014, incorporated by reference to Exhibit 10.5 of the 2015 Annual Report on Form 10-K (File No. 001-34892), filed on March 25, 2016.

10.6†*	Amended and Restated Employment Agreement of Richard A. Boone effective December 30, 2016

10.7†*	Amended and Restated Employment Agreement of Reford C. Hunt effective December 31, 2016

Exhibit Number	Description

10.8

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

10.9

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

10.10

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

10.11

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

10.12	Purchase and Sale Agreement with Gulfport Energy Corporation dated March 19, 2014, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on March 25, 2014

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

10.14

Securities Purchase Agreement dated March 21, 2016 by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-34892), filed on March 23, 2016

10.15	Fifth Amendment to Amended and Restated Credit Agreement, dated May 13, 2016 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-34892), filed on May 16, 2016

Exhibit Number	Description

10.16

Sixth Amendment and Consent to Amended and Restated Credit Agreement, dated as of July 19, 2016, by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed November 10, 2016

10.17†

Amended and Restated Employment Agreement of W. Scott Morris, effective September 1, 2016, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on November 10, 2016

10.18†

Letter Agreement between Rhino Resource Partners LP and Joseph E. Funk, dated as of August 22, 2016, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on November 10, 2016

10.19

Option Agreement, dated as of December 30, 2016, by and among Rhino Resource Partners Holdings LLC, Rhino Resource Partners LP, Rhino GP LLC, and Royal Energy Resources, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

10.20

Series A Preferred Unit Purchase Agreement, dated as of December 30, 2016, by and among Rhino Resource Partners LP, Weston Energy LLC and Royal Energy Resources, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

10.21

Seventh Amendment to Amended and Restated Credit Agreement, dated December 30, 2016 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

10.22	Letter Agreement, dated December 30, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc. incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

21.1*	List of Subsidiaries of Rhino Resource Partners LP

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Brown, Edwards and Company L.L.P.

23.3*	Consent of Marshall Miller and Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2016 and the three months ended December 31, 2016

Exhibit Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith, as applicable.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

**	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

By:	Rhino GP LLC, its general partner

By:	/s/ RICHARD A. BOONE
Richard A. Boone President, Chief Executive Officer and Director

Date: March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Boone	President, Chief Executive Officer and	March 24, 2017
Richard A. Boone	Director (Principal Executive Officer)

/s/ Wendell S. Morris	Vice President and Chief Financial Officer	March 24, 2017
Wendell S. Morris	(Principal Financial and Accounting Officer)

/s/ WILLIAM TUORTO	Director	March 24, 2017
William Tuorto

/s/ RONALD PHILLIPS	Director	March 24, 2017
Ronald Phillips

/s/ Bryan H. Lawrence	Director	March 24, 2017
Bryan H. Lawrence

/s/ DOUGLAS HOLSTED	Director	March 24, 2017
Douglas Holsted

/s/ BRIAN HUGHS	Director	March 24, 2017
Brian Hughs

/s/ Michael Thompson	Director	March 24, 2017
Michael Thompson

/s/ DAVID HANIG	Director	March 24, 2017
David Hanig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

the Managing General Partner

and the Partners of

Rhino Resource Partners LP

Lexington, Kentucky

We have audited the accompanying consolidated statement of financial position of Rhino Resource Partners LP and Subsidiaries (“the Partnership”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, partners’ capital and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Partnership as of December 31, 2015 and for the year then ended were audited by other auditors whose report dated March 25, 2016, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhino Resource Partners LP and Subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Partnership sold its Elk Horn coal leasing subsidiary to a third party for cash consideration of $12.0 million. The total loss on disposal of $119.9 million, and associated current operating results, has been reported on the (Loss) from Discontinued Operations line of the Partnership’s consolidated statements of operations and comprehensive income for the twelve months ended December 31, 2016. Our opinion is not modified with respect to that matter.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the classification of the Partnership's credit facility balance as a current liability raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BROWN, EDWARDS and COMPANY L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

Bristol, VA

March 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the Managing General Partner and the Partners of Rhino Resource Partners LP

We have audited the accompanying consolidated statements of financial position of Rhino Resource Partners LP and subsidiaries as of December 31, 2015 and the related consolidated statements of operations and comprehensive income, partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rhino Resource Partners LP and subsidiaries at December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the classification of the Partnership’s credit facility balance as a current liability and resulting working capital deficit raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Louisville, Kentucky

March 25, 2016, except for the retrospective reclassifications related to the sale of Elk Horn coal leasing described in Note 4 and the reverse unit split described in Note 1, as to which the date is March 24, 2017

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	As of December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47	$59
Accounts receivable, net of allowance for doubtful accounts ($0 as of December 31, 2016 and December 31, 2015)	13,893	12,597
Inventories	8,050	8,570
Advance royalties, current portion	898	753
Prepaid expenses and other	8,665	5,467
Current assets held for sale	-	1,998
Total current assets	31,553	29,444
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	449,181	484,690
Less accumulated depreciation, depletion and amortization	(266,874)	(259,892)
Net property, plant and equipment	182,307	224,798
Advance royalties, net of current portion	7,652	7,172
Investment in unconsolidated affiliates	5,121	7,578
Intangible purchase option	21,750	-
Note receivable-related party	2,040	-
Other non-current assets	27,018	26,306
Non-current assets held for sale	-	109,368
TOTAL	$277,441	$404,666
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,420	$9,199
Accrued expenses and other	10,063	11,049
Current portion of long-term debt	10,040	41,479
Current portion of asset retirement obligations	917	767
Current portion of postretirement benefits	-	45
Current liabilities held for sale	-	930
Total current liabilities	31,440	63,469
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	-	2,595
Asset retirement obligations, net of current portion	22,361	22,310
Other non-current liabilities	45,371	44,765
Non-current liabilities held for sale	-	3,599
Total non-current liabilities	67,732	73,269
Total liabilities	99,172	136,738
COMMITMENTS AND CONTINGENCIES (NOTE 15)
PARTNERS’ CAPITAL:
Limited partners	154,696	253,312
Subscription receivable from limited partners	(2,000)	-
General partner	8,959	9,821
Preferred partners	15,000	-
Accumulated other comprehensive income	1,614	4,795
Total partners’ capital	178,269	267,928
TOTAL	$277,441	$404,666

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2016	2015
REVENUES:
Coal sales	$160,841	$171,074
Freight and handling revenues	1,866	2,790
Other revenues	8,073	21,168
Total revenues	170,780	195,032
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and
amortization shown separately below)	135,447	173,312
Freight and handling costs	1,731	2,693
Depreciation, depletion and amortization	23,786	31,572
Selling, general and administrative (exclusive of depreciation,
depletion and amortization shown separately above)	14,464	14,873
Asset impairment and related charges	2,639	31,564
(Gain) on sale/disposal of assets, net	(465)	(263)
Total costs and expenses	177,602	253,751
(LOSS) FROM OPERATIONS	(6,822)	(58,719)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(6,696)	(4,990)
Interest income and other	28	38
Gain on debt extinguishment	1,663	-
Equity in net income/(loss) of unconsolidated affiliates	(223)	342
Total interest and other (expense)	(5,228)	(4,610)
(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(12,050)	(63,329)
INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(12,050)	(63,329)
DISCONTINUED OPERATIONS
Net (Loss)/Income from discontinued operations	(118,713)	8,085
NET LOSS	(130,763)	(55,244)
Other comprehensive income:		-
Fair market value adjustment for available-for-sale investment	1,614	-
Change in actuarial gain on post retirement plan	(4,795)	3,422
COMPREHENSIVE LOSS	$(133,944)	$(51,822)
General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(107)	$(1,267)
Net (loss)/income from discontinued operations	(755)	162
General partner’s interest in net (loss)	$(862)	$(1,105)
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(10,040)	$(35,634)
Net (loss)/income from discontinued operations	(99,166)	4,549
Common unitholders’ interest in net (loss)	$(109,206)	$(31,085)
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(1,903)	$(26,428)
Net (loss)/income from discontinued operations	(18,792)	3,374
Subordinated unitholders’ interest in net (loss)	$(20,695)	$(23,054)
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(1.54)	$(21.24)
Net (loss)/income per unit from discontinued operations	(15.21)	2.72
Net (loss) per common unit, basic	$(16.75)	$(18.52)
Subordinated units
Net (loss) per unit from continuing operations	$(1.54)	$(21.44)
Net (loss)/income per unit from discontinued operations	(15.21)	2.72
Net (loss) per subordinated unit, basic	$(16.75)	$(18.72)
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(1.54)	$(21.24)
Net (loss)/income per unit from discontinued operations	(15.21)	2.72
Net (loss) per common unit, diluted	$(16.75)	$(18.52)
Subordinated units
Net (loss) per unit from continuing operations	$(1.54)	$(21.44)
Net (loss)/income per unit from discontinued operations	(15.21)	2.72
Net (loss) per subordinated unit, diluted	$(16.75)	$(18.72)

Distributions paid per limited partner unit (1)	$-	$0.07
Weighted average number of limited partner units outstanding, basic:
Common units	6,520	1,671
Subordinated units	1,236	1,240
Weighted average number of limited partner units outstanding, diluted:
Common units	6,520	1,671
Subordinated units	1,236	1,240

(1) No distributions were paid on the subordinated units during 2016 and 2015.

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands)

	Limited Partner				General	Preferred	Accumulated Other	Total
	Common		Subordinated		Partner	Partner	Comprehensive	Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Capital
BALANCE - December 31, 2014	1,669	$185,447	1,240	$123,139	$10,966	-	$1,373	$320,925
Net income	-	(31,085)	-	(23,054)	(1,105)	-	-	(55,244)
Distributions to unitholders and general partner	-	(1,225)	-	-	(42)	-	-	(1,267)
General partners’ contributions	-	-	-	-	2	-	-	2
Offering costs	-	-	(4)	-	-	-	-	-
Issuance of units under LTIP	7	90	-	-	-	-	-	90
Change in actuarial gain under ASC Topic 815	-	-	-	-	-	-	3,422	3,422

BALANCE - December 31, 2015	1,676	$153,227	1,236	$100,085	$9,821	$-	$4,795	$267,928
Net income	-	(109,206)	-	(20,695)	(862)	-	-	(130,763)
Distributions to unitholders	-	(24)	-	-	-	-	-	(24)
Limited partner contribution	6,000	9,000	-	-	-	-	-	9,000
Preferred partner contributions	-	-	-			15,000		15,000
Subscription receivable from limited partners	-	(2,000)	-			-		(2,000)
Issuance of units under LTIP	230	559	-	-	-	-	-	559
Issuance of units for purchase option	5,000	21,750	-	-	-	-	-	21,750
Mark-to-market investment in Mammoth	-	-	-	-	-	-	1,614	1,614
Change in actuarial gain under ASC Topic 815	-	-	-	-	-	-	(4,795)	(4,795)

BALANCE - December 31, 2016	12,906	$73,306	1,236	$79,390	$8,959	$15,000	$1,614	$178,269

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(130,763)	$(55,244)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	24,198	33,181
Accretion on asset retirement obligations	1,512	2,082
Accretion on interest-free debt	-	48
Amortization of deferred revenue	(1,337)	(3,766)
Amortization of advance royalties	1,037	764
Amortization of debt issuance costs	2,872	1,419
Amortization of actuarial gain	(4,795)	(782)
Provision for doubtful accounts	-	528
Equity in net (income)/loss of unconsolidated affiliates	223	(342)
Distributions from unconsolidated affiliate	300	232
Loss on retirement of advance royalties	157	151
(Gain) on sale/disposal of assets—net	(465)	(1,014)
Loss on impairment of assets	2,639	31,564
Loss on business disposal	119,932	-
Equity-based compensation	528	15
Changes in assets and liabilities:
Accounts receivable	(1,019)	7,148
Inventories	520	4,460
Advance royalties	(1,821)	(1,518)
Prepaid expenses and other assets	1,079	656
Accounts payable	1,446	(2,274)
Accrued expenses and other liabilities	(3,178)	(1,026)
Asset retirement obligations	(892)	321
Postretirement benefits	(45)	(2,398)
Net cash provided by operating activities	12,128	14,205
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(7,582)	(13,168)
Proceeds from sales of property, plant, and equipment	349	15,114
Proceeds from business disposal	11,100	-
Proceeds from sale of unconsolidated affiliate	27	-
Return of capital from unconsolidated affiliate	-	35
Net cash provided by investing activities	3,894	1,981
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	101,350	94,400
Repayments on line of credit	(132,509)	(107,650)
Repayments on long-term debt	(1,211)	(157)
Gain on debt extinguishment	(1,663)	-
Distributions to unitholders	(24)	(1,267)
General partner’s contributions	-	2
Payments of debt issuance costs	(1,956)	(2,062)
Preferred partner’s contributions	12,960	-
Limited partner contribution	7,000	-
Net cash (used in) financing activities	(16,053)	(16,734)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(31)	(548)
CASH AND CASH EQUIVALENTS—Beginning of period	78	626
CASH AND CASH EQUIVALENTS—End of period	$47	$78

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization—Rhino Resource Partners LP and subsidiaries (the “Partnership”) is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Predecessor” or the “Operating Company”). The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the initial public offering (“IPO”) date of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The majority of the Partnership’s sales are made to electric utilities and other coal-related organizations in the United States. In addition to the Partnership’s coal operations, the Partnership has invested in oil and natural gas mineral rights and operations that have provided revenues to the Partnership.

Reverse Unit Split

On April 18, 2016, we completed a 1-for-10 reverse split on our common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. All common and subordinated unit and distribution per unit references included herein have been adjusted as if the change took place before the date of the earliest transaction reported. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit.

Initial Public Offering

On October 5, 2010, Rhino Resource Partners LP completed its IPO of 324,400 common units, representing limited partner interests in the Partnership, at a price of $205.00 per common unit. Net proceeds from the offering were approximately $58.3 million, after deducting underwriting discounts and offering expenses of $8.2 million. The Partnership used the net proceeds from this offering, and a related capital contribution by Rhino GP LLC, the Partnership’s general partner (the “General Partner”) of approximately $10.4 million, to repay approximately $69.4 million of outstanding indebtedness under the Operating Company’s credit facility. These net proceeds do not include $9.3 million that was used to reimburse affiliates of the Partnership’s sponsor, Wexford Capital LP (“Wexford Capital”), for capital expenditures incurred with respect to the assets contributed to the Partnership in connection with the offering. In connection with the closing of the IPO, the owners of the Operating Company contributed their membership interests in the Operating Company to the Partnership, and the Partnership issued 1,239,700 subordinated units representing limited partner interests in the Partnership and 915,300 common units to Rhino Energy Holdings LLC, an affiliate of Wexford Capital, and issued incentive distribution rights to the General Partner. Upon the closing of the IPO, and as required by the Operating Company’s credit agreement by and among the Operating Company, as borrower, and its subsidiaries as guarantors, and PNC Bank, National Association, as agent, and the other lenders thereto (as amended from time to time, the “Credit Agreement”), the Partnership pledged 100% of the membership interests in the Operating Company to the agent on behalf of itself and the other lenders to secure the Operating Company’s obligations under the Credit Agreement.

Follow-on Offerings

On July 18, 2011, the Partnership completed a public offering of 287,500 common units, representing limited partner interests in the Partnership, at a price of $245.00 per common unit. Of the common units issued, 37,500 units were issued in connection with the exercise of the underwriters’ option to purchase additional units. Net proceeds from the offering were approximately $66.4 million, after deducting underwriting discounts and offering expenses of approximately $4.1 million. The Partnership used the net proceeds from this offering, and a related capital contribution by the General Partner of approximately $1.4 million, to repay approximately $67.8 million of outstanding indebtedness under the Partnership’s credit facility.

On September 13, 2013, the Partnership completed a public offering of 126,500 common units, representing limited partner interests in the Partnership, at a price of $123.00 per common unit. Of the common units issued, 16,500 units were issued in connection with the exercise of the underwriter’s option to purchase additional units. Net proceeds from the offering were approximately $14.6 million, after deducting underwriting discounts and offering expenses of approximately $1.0 million. The Partnership used the net proceeds from this offering, and a related capital contribution by the General Partner of approximately $0.3 million, to repay approximately $14.9 million of outstanding indebtedness under the Partnership’s credit facility.

Royal Energy Resources, Inc. Acquisition and Other Transactions

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal Energy Resources, Inc. (“Royal”) and Wexford Capital whereby Royal acquired 676,911 issued and outstanding common units of the Partnership from Wexford Capital for $3.5 million. The Definitive Agreement also included the committed acquisition by Royal within sixty days from the date of the Definitive Agreement of all of the issued and outstanding membership interests of the General Partner, as well as 945,525 issued and outstanding subordinated units of the Partnership from Wexford Capital for $1.0 million.

On March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of the General Partner as well as the 945,525 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction.

On March 21, 2016, the Partnership and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 6,000,000 common units in the Partnership to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to the Partnership in the amount of $7.0 million (the “Rhino Promissory Note”). The promissory note was payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of the General Partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, the Partnership has the option to rescind Royal’s purchase of 1,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If the Partnership fails to exercise a Rescission Right, in each case, the Partnership has the option to repurchase 1,333,333 common units at $3.00 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. Royal’s obligation to pay any installment of the promissory note is subject to certain conditions, including that the Operating Company has entered into an agreement to extend the amended and restated credit agreement, as amended, to a date no sooner than December 31, 2017. In the event such conditions are not satisfied as of the date each installment is due, Royal has the right to cancel the remaining unpaid balance of the promissory note in exchange for the surrender of such number of common units equal to the principal balance of the promissory note divided by $1.50. On May 13, 2016 and September 30, 2016, Royal paid the Partnership $3.0 million and $2.0 million, respectively, for the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively. The payments were made in relation to the fifth amendment of the amended and restated credit agreement completed on May 13, 2016. See Note 9 for more information on the fifth amendment to the amended and restated credit agreement. On December 30, 2016, the Partnership modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018 (see “Letter Agreement” discussion below).

Option Agreement

On December 30, 2016, the Partnership entered into an option agreement (the “Option Agreement”) with Royal, Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and the General Partner. Upon execution of the Option Agreement, the Partnership received an option (the “Call Option”) from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”) that is currently owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. The Option Agreement stipulates that the Partnership can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units, representing limited partner interests in the Partnership (the “Call Option Premium Units”) to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates the Partnership can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of the Partnership. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in the General Partner to Rhino Holdings. The Partnership’s ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of the Partnership’s revolving credit facility to permit the acquisition of Armstrong Energy.

The Option Agreement also contains an option (the “Put Option”) granted by the Partnership to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause the Partnership to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under the Partnership’s revolving credit facility.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, the Partnership entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Unit Agreement”) with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in the Partnership (“Series A Preferred Units”) at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to the Partnership and Weston assigned to the Partnership a $2.0 million note receivable from Royal originally dated September 30, 2016 (the “Weston Promissory Note”).

The Preferred Unit Agreement contains customary representations, warrants and covenants, which include among other things, that, for as long as the Series A preferred units are outstanding, the Partnership will cause CAM Mining, LLC (“CAM Mining”), which comprises the partnership’s Central Appalachia segment, to conduct its business in the ordinary course consistent with past practice and use reasonable best efforts to maintain and preserve intact its current organization, business and franchise and to preserve the rights, franchises, goodwill and relationships of its employees, customers, lenders, suppliers, regulators and others having business relationships with CAM Mining.

The Preferred Unit Agreement stipulates that upon the request of the holder of the majority of the Partnership’s common units following their conversion from Series A preferred units, as outlined in the Amended and Restated Partnership Agreement, the Partnership will enter into a registration rights agreement with such holder. Such majority holder has the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights.

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, the Partnership and Royal entered into a letter agreement whereby they extended the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50.

Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP

On December 30, 2016, the General Partner entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (“Amended and Restated Partnership Agreement”) to create, authorize and issue the Series A Preferred Units.

The Series A preferred units are a new class of equity security that rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units shall be entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in the Amended and Restated Partnership Agreement as (i) the total revenue of the Partnership’s Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for the Partnership’s Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by the Partnership from its Central Appalachia business segment. If the Partnership fails to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and the Partnership will not be permitted to pay any distributions on its partnership interests that rank junior to the Series A preferred units, including its common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

The Series A preferred units will vote on an as-converted basis with the common units, and the Partnership will be restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by the Partnership or its affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of the Partnership’s Central Appalachia business segment, subject to certain exceptions.

The Partnership will have the option to convert the outstanding Series A Preferred Units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A Preferred Unit exceeds $10.00 per unit. Each Series A preferred unit will convert into a number of common units equal to the quotient (the “Series A Conversion Ratio”) of (i) the sum of $10.00 and any unpaid distributions in respect of such Series A Preferred Unit divided by (ii) 75% of the volume-weighted average closing price of the common units for the preceding 90 trading days (the “VWAP”); provided however, that the VWAP will be capped at a minimum of $2.00 and a maximum of $10.00. On December 31, 2021, all outstanding Series A preferred units will convert into common units at the then applicable Series A Conversion Ratio.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the consolidated statements of operations and comprehensive income and to assets or liabilities held for sale on the consolidated statements of financial position related to the disposal of the Elk Horn coal leasing business during 2016. See Note 4 for further information on the Elk Horn disposal.

Debt Classification— The Partnership evaluated its amended and restated senior secured credit facility at December 31, 2016 to determine whether this debt liability should be classified as a long-term or current liability on the Partnership’s consolidated statements of financial position. On May 13, 2016, the Partnership entered into a fifth amendment (the “Fifth Amendment”) of its amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. As of December 31, 2016, the Partnership has met the requirements to extend the maturity date of the credit facility to December 31, 2017. Since the credit facility has an expiration date of December 2017, the Partnership determined that its credit facility debt liability of $10.0 million at December 31, 2016 should be classified as a current liability on its consolidated statements of financial position. The classification of the credit facility balance as a current liability raises substantial doubt of the Partnership’s ability to continue as a going concern for the next twelve months. The Partnership is considering alternative financing options that could result in a new long-term credit facility. Since the credit facility has an expiration date of December 31, 2017, the Partnership will have to secure alternative financing to replace its credit facility by the expiration date of December 31, 2017 in order to continue its normal business operations and meet its obligations as they come due. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Trade Receivables and Concentrations of Credit Risk. See Note 16 for discussion of major customers. The Partnership does not require collateral or other security on accounts receivable. The credit risk is controlled through credit approvals and monitoring procedures.

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

Property, Plant and Equipment. Property, plant, and equipment, including coal properties, oil and natural gas properties, mine development costs and construction costs, are recorded at cost, which includes construction overhead and interest, where applicable. Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Mining and other equipment and related facilities are depreciated using the straight-line method based upon the shorter of estimated useful lives of the assets or the estimated life of each mine. Coal properties are depleted using the units-of-production method, based on estimated proven and probable reserves. Mine development costs are amortized using the units-of-production method, based on estimated proven and probable reserves. The Partnership assumes zero salvage values for the majority of its property, plant and equipment when depreciation and amortization are calculated. Gains or losses arising from sales or retirements are included in current operations.

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

Asset Impairments for Coal Properties, Mine Development Costs and Other Coal Mining Equipment and Related Facilities. The Partnership follows the accounting guidance in Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, on the impairment or disposal of property, plant and equipment for its coal mining assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, the Partnership must determine the fair value for the coal mining assets in question in accordance with the applicable fair value accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the coal mining assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations or changes in coal reserve estimates. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that coal asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized.

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are included in Prepaid expenses and other current assets as of December 31, 2016 and 2015 since the Partnership classified its credit facility balance as a current liability (see Note 1).

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2016 were calculated with discount rates that ranged from 7.0% to 9.1%. Changes in the asset retirement obligations for the year ended December 31, 2015 were calculated with discount rates that ranged from 2.9% to 5.9%. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3 % for 2016 and 2015.

Revenue Recognition. Most of the Partnership’s revenues are generated under long-term coal sales contracts with electric utilities, industrial companies or other coal-related organizations, primarily in the eastern United States. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

Freight and handling costs paid directly to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively.

Other revenues generally consist of coal royalty revenues, limestone sales, coal handling and processing, oil and natural gas royalty revenues, rebates and rental income. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Partnership carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

Equity-Based Compensation. The Partnership applies the provisions of ASC Topic 718 to account for any unit awards granted to employees or directors. This guidance requires that all share-based payments to employees or directors, including grants of stock options, be recognized in the financial statements based on their fair value. The General Partner has currently granted restricted units and phantom units to directors and certain employees of the General Partner and Partnership that contain only a service condition. The fair value of each restricted unit and phantom unit award was calculated using the closing price of the Partnership’s common units on the date of grant.

The Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash or a combination of cash and common units. This policy has resulted in all employee awards being classified as liabilities and, thus, the employee awards are required to be marked-to-market each reporting period until they are vested. Restricted unit awards granted to directors of the General Partner are considered nonemployee equity-based awards since the directors are not elected by unitholders. Thus, these director awards are also required to be marked-to-market each reporting period until they are vested. Expense related to unit awards is recorded in the selling, general and administrative line of the Partnership’s consolidated statements of operations and comprehensive income.

Derivative Financial Instruments. On occasion, the Partnership has used diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The Partnership’s diesel fuel contracts have met the requirements for the normal purchase normal sale (“NPNS”) exception prescribed by the accounting guidance on derivatives and hedging, based on management’s intent and ability to take physical delivery of the diesel fuel. The Partnership had one diesel fuel contract as of December 31, 2016 to purchase approximately 1.0 million gallons of diesel fuel at fixed prices through December 2017.

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

In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth in return for a limited partner interest in Mammoth. The non-cash transaction was a contribution of the Partnership’s investment interest in the Muskie entity for an investment interest in Mammoth. Thus, the Partnership determined that the non-cash exchange of the Partnership’s ownership interest in Muskie did not result in any gain or loss. Prior to the Partnership’s contribution of Muskie to Mammoth, the Partnership recorded its proportionate portion of Muskie’s operating loss for 2014 of approximately $0.1 million. As of December 31, 2016 and 2015, the Partnership has recorded its investment in Mammoth of $1.9 million as a short-term asset, which the Partnership has classified as available-for-sale. In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. in exchange for 234,300 shares of common stock of Mammoth Energy Services, Inc. The Partnership recorded a fair market value adjustment of $1.6 million for the available-for-sale investment based on the market value of the shares at December 31, 2016, which was recorded in Other Comprehensive Income. The Partnership has included its investment in Mammoth and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport. The Partnership accounts for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating loss for this investment for the year ended December 31, 2016 of approximately $0.2 million and its proportionate share of operating income of approximately $0.3 million for the year ended December 31 2015. The Partnership has recorded its investment in Sturgeon on the Investment in unconsolidated affiliates line of the Partnership’s consolidated statements of financial position. The Partnership has included its investment in Sturgeon in its Other category for segment reporting purposes.

Income Taxes. The Partnership is considered a partnership for income tax purposes. Accordingly, the partners report the Partnership’s taxable income or loss on their individual tax returns.

Loss Contingencies. In accordance with the guidance on accounting for contingencies, the Partnership records loss contingencies at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss is the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range is recorded. The Partnership discloses information concerning loss contingencies for which an unfavorable outcome is probable. See Note 14, “Commitments and Contingencies,” for a discussion of such matters.

Management’s Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 did not have a material impact on the Partnership’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual Items”. ASC 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 eliminates the concept of extraordinary items. The amendments in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The adoption of ASU 2015-01 on January 1, 2016 has not had a material impact on the Partnership’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Partnership on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Partnership is currently evaluating this guidance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs. ASU 2016-15 requires that cash payments related to debt prepayments or debt extinguishments, excluding accrued interest, be classified as a financing activity rather than an operating activity even when the effects enter into the determination of net income. The amendments in ASU 2016-15 will be effective on January 1, 2018 and must be applied retrospectively. Early application is permitted. The Partnership is currently evaluating this guidance.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control.” ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-17 is not expected to have a material impact on the Partnership’s financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017—01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership is currently evaluating this guidance.

3. SUBSEQUENT EVENTS

On March 20, 2017, the Partnership executed a contribution agreement to contribute its limited partner interests in Sturgeon to Mammoth Inc. The Partnership expects to receive 336,447 shares of common stock of Mammoth Inc. once the transaction closes, which is expected to occur in May 2017. The common stock of Mammoth Inc. trades on the NASDAQ Global Select Market under the symbol TUSK.

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2016, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

4. DISCONTINUED OPERATIONS

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The Partnership recorded total asset impairment charges of approximately $118.7 million related to Coal properties as of June 30, 2016. The disposal of the Elk Horn assets and liabilities in August 2016 resulted in an additional loss of $1.2 million. The total loss of $119.9 million from the Elk Horn disposal is recorded on the Loss on business disposal line in the Partnership’s consolidated statements of cash flows for the year ended December 31, 2016. The total loss on the Elk Horn disposal as well as the previous operating results of Elk Horn have been reclassified and reported on the (Loss)/gain from discontinued operations line on the Partnership’s consolidated statements of operations and comprehensive income for the years ended December 31, 2016 and 2015. The current and non-current assets and liabilities previously related to Elk Horn have been reclassified to the appropriate held for sale categories on the Partnership’s consolidated statements of financial position at December 31, 2015.

Major assets and liabilities of discontinued operations, as of December 31, 2016 and 2015 are summarized as follows:

Carrying amount of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$-	$19
Accounts receivable, net of allowance for doubtful accounts	-	1,972
Prepaid expenses and other	-	7
Total current assets of the disposal group classified as held for sale in the statement of financial position	-	1,998

Property and equipment (net)	-	108,709
Advance royalties, net of current portion	-	154
Intangible assets (net)		505
Total non-current assets of the disposal group classified as held for sale in the statement of financial position	$-	$109,368
Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$-	$137
Accrued expenses and other	-	793
Total current liabilities of the disposal group classified as held for sale in the statement of financial position	-	930
Asset retirement obligations, net of current portion	-	670
Deferred revenue		2,259
Other non-current liabilities	-	670
Total non-current liabilities of the disposal group classified as held for sale in the statement of financial position	-	3,599

Major components of net (loss)/income from discontinued operations for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended December 31,
	2016	2015
Major line items constituting (loss)/income from discontinued operations for the Elk Horn disposal:
Royalty income	$2,668	$11,714
Total revenues	2,668	11,714

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	799	2,187
Depreciation, depletion and amortization	413	1,608
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	174	573
(Gain) on sale/disposal of assets, net	119,982	(28)
Interest expense and other	13	11
Total costs and expenses	121,381	4,351
(Loss/Income) from discontinued operations before income taxes for the Elk Horn disposal	(118,713)	7,363
Income from discontinued operations relating to Blackhawk disposal	-	722
(Loss/Income) from discontinued operations before income taxes	(118,713)	8,085
Income taxes	-	-
Net(Loss)/Income from discontinued operations	(118,713)	8,085

Cash Flows. The depreciation, depletion and amortization amounts for Elk Horn for each period presented are listed in the previous table.  The Partnership did not fund any capital expenditures for Elk Horn for any periods presented. The amortization of Elk Horn’s deferred revenue, which was $1.3 million and $3.8 million for the years ended December 31, 2016 and 2015, respectively, is the only material non-cash operating item for all periods presented. Elk Horn did not have any material non-cash investing items for any periods presented.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Other prepaid expenses	$707	$675
Debt issuance costs—net	1,239	2,155
Prepaid insurance	1,432	1,492
Prepaid leases	77	80
Supply inventory	614	901
Deposits	164	164
Available-for-sale investment	3,532	-
Note receivable-current portion	900	-
Total	$8,665	$5,467

Debt issuance costs were included in Prepaid expenses and other current assets for the years ended December 31, 2016 and 2015 since the Partnership classified its credit facility balance as a current liability. See Note 9 for further information on the amendments to the amended and restated senior secured credit facility.

The $0.9 million note receivable relates to the $1.5 million of consideration to be paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2016 and 2015 are summarized by major classification as follows:

		December 31,
	Useful Lives	2016	2015
		(in thousands)
Land and land improvements		$16,377	$17,513
Mining and other equipment and related facilities	2 - 20 Years	305,626	305,845
Mine development costs	1 - 15 Years	57,392	64,262
Coal, oil and natural gas properties	1 - 15 Years	67,989	94,390
Construction work in process		1,797	2,680
Total		449,181	484,690
Less accumulated depreciation, depletion and amortization		(266,874)	(259,892)
Net		$182,307	$224,798

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$20,479	$28,698
Depletion expense for coal properties	1,542	1,346
Amortization expense for mine development costs	1,901	1,935
Amortization expense for intangible assets	-	43
Amortization expense for asset retirement costs	(136)	(450)
Total	$23,786	$31,572

Taylorville Land Sale

On December 30, 2015, the Partnership completed the sale of its land surface rights for the Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows the Partnership to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as the Partnership has the option to repurchase the rights to the land within seven years from the date of the sale agreement. In accordance with ASC 360-20-40-38, Real Estate Sales - Derecognition, since the Partnership has the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale. The Taylorville property is recorded in the consolidated statements of financial position within the net property, plant and equipment caption and the related liability is recorded in the consolidated statements of financial position within the other noncurrent liability caption.

Asset Impairments-2016

The Partnership performed a comprehensive review of our current coal mining operations as well as potential future development projects for the year ended December 31, 2016 to ascertain any potential impairment losses. Based on the impairment analysis, the Partnership concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016. However, for the year ended December 31, 2016, the Partnership recorded $2.6 million of asset impairment losses and related charges associated with the 2015 sale of the Deane mining complex. Of the total $2.6 million non-cash impairment and other non-cash charges incurred, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. The $2.6 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

Asset Impairments-2015

During 2015, the Partnership performed a comprehensive review of its current coal mining operations as well as potential future development projects to ascertain any potential impairment losses. The Partnership identified various properties, projects and operations that were potentially impaired based upon changes in its strategic plans, market conditions or other factors, specifically in Northern Appalachia where market conditions related to the Partnership’s operations deteriorated in the fourth quarter of 2015. In addition to impairment charges related to certain Northern Appalachia operations, the Partnership also recorded asset impairment and related charges for the sale of the Deane mining complex and the Cana Woodford oil and natural gas investment that are discussed further below. The Partnership recorded approximately $31.1 million of total asset impairment and related charges related to property, plant and equipment for the year ended December 31, 2015, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

7. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Deposits and other	$218	$218
Due (to) Rhino GP	(573)	(80)
Non-current receivable	27,157	23,908
Note receivable	-	2,000
Deferred expenses	216	260
Total	$27,018	$26,306

Non-current receivable. As of December 31 2016 and 2015, the non-current receivable balance of $27.2 million and $23.9 respectively, consisted of the amount due from the Partnership’s workers’ compensation and black lung insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. See Note 11 for discussion of the $27.2 million and $23.9 million that is also recorded in the Partnership’s other non-current workers’ compensation liabilities.

Note receivable-related party. In connection with the Series A preferred units issued in December 2016, Weston assigned to the Partnership a $2.0 million note receivable and related accrued interest from Royal originally dated September 30, 2016. See Note 1 for further information on the Series A preferred units and the assignment of the note receivable.

Intangible purchase option. As discussed in Note 1, the Partnership and Rhino Holdings executed an Option Agreement in December 2016 where the Partnership received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units to Rhino Holdings upon the execution of the Option Agreement. The Partnership valued the Call Option at $21.8 million based upon the closing price of the Partnership’s publicly traded common units on the date the Option Agreement was executed.

Note receivable. The Partnership recorded a $2.0 million note receivable from a third party at December 31, 2015 related to the sale of the Partnership’s Deane mining complex in eastern Kentucky. The Partnership recorded an impairment of the $2.0 million note receivable as of December 31, 2016.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Payroll, bonus and vacation expense	$1,496	$1,439
Non-income taxes	2,252	2,993
Royalty expenses	1,617	1,566
Accrued interest	601	571
Health claims	630	817
Workers’ compensation & pneumoconiosis	2,450	1,150
Accrued insured litigation claims	277	266
Other	740	2,247
Total	$10,063	$11,049

The $0.3 million and $0.3 million accrued for insured litigation claims as of December 31, 2016 and 2015, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. This amount is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis as a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

9. DEBT

Debt as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$10,040	$41,200
Other notes payable	-	2,874
Total	10,040	44,074
Less current portion	(10,040)	(41,479)
Long-term debt	$-	$2,595

Senior Secured Credit Facility with PNC Bank, N.A.— On July 29, 2011, we executed the Amended and Restated Credit Agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Amended and Restated Credit Agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million.

On March 17, 2016, our Operating Company, as borrower, and we and certain of our subsidiaries, as guarantors, entered into a fourth amendment (the “Fourth Amendment”) of our Amended and Restated Credit Agreement. The Fourth Amendment amended the definition of change of control in the Amended and Restated Credit Agreement to permit Royal to purchase the membership interests of our general partner. The Fourth Amendment also eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%.

On May 13, 2016, we entered into the Fifth Amendment of the Amended and Restated Credit Agreement, which extended the term to July 31, 2017.

In July 2016, we entered into a sixth amendment (the “Sixth Amendment”) of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment further reduced the maximum commitment amount allowed under the credit facility for the additional $1.5 million that is to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

In December, 2016, the Partnership entered into a seventh amendment of its amended and restated credit agreement (the “Seventh Amendment”). The Seventh Amendment allows for the Series A preferred units as outlined in the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. The Seventh Amendment alters the maximum leverage ratio to 4.0 to 1.0 effective December 31, 2016 through May 31, 2017 and 3.5 to 1.0 from June 30, 2017 through December 31, 2017. The maximum leverage ratio shall be reduced by 0.50 to 1.0 for every $10.0 million of net cash proceeds, in the aggregate, received after the Seventh Amendment date from (i) the issuance of any equity by the Partnership and/or (ii) the disposition of any assets in excess of $2.0 million in the aggregate, provided, however, that in no event will the maximum leverage ratio be reduced below 3.0 to 1.0. The Seventh Amendment alters the minimum consolidated EBITDA figure, as calculated on a rolling twelve months basis, to $12.5 million from December 31, 2016 through May 31, 2017 and $15.0 million from June 30, 2017 through December 31, 2017. The Seventh Amendment alters the maximum capital expenditures allowed, as calculated on a rolling twelve months basis, to $20.0 million through the expiration of the credit facility. A condition precedent to the effectiveness of the Seventh Amendment is the receipt of the $13.0 million of cash proceeds received by the Partnership from the issuance of the Series A preferred units pursuant to the Preferred Unit Agreement, which will be used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfills the required Royal equity contribution, which was a requirement of prior amendments to the credit agreement.

At December 31, 2016, the Operating Company had borrowed $10.0 million at a variable interest rate of PRIME plus 3.50% (7.25% at December 31, 2016). In addition, the Operating Company had outstanding letters of credit of $26.1 million at a fixed interest rate of 5.00% at December 31, 2016. Based upon a maximum borrowing capacity of 4.00 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $12.9 million of the borrowing availability at December 31, 2016.

Other Notes Payable- On July 7, 2016, the partnership executed an agreement with the third party that held the approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration. The Partnership paid the $1.1 million in July 2016 and recognized a $1.7 million gain from extinguishment of debt.

The Partnership did not capitalize any interest costs during the year ended December 31, 2016.

Principal payments on long-term debt due subsequent to December 31, 2016 are as follows:

(in thousands)

2017	$10,040
2018	-
2019	-
2020	-
Thereafter	-
Total principal payments	$10,040

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of period (including current portion)	$23,077	$29,883
Accretion expense	1,486	2,082
Adjustment resulting from addition of property	-	1,235
Adjustment resulting from disposal of property (1)	-	(7,531)
Adjustments to the liability from annual recosting and other	(1,085)	(2,078)
Reclassification to held for sale	-	-
Liabilities settled	(200)	(514)
Balance at end of period	23,278	23,077
Less current portion of asset retirement obligation	(917)	(767)
Long-term portion of asset retirement obligation	$22,361	$22,310

(1) The ($7.5) million adjustment for the year ended December 31, 2015 relates to the sale of the Partnership’s Deane mining complex discussed in Note 6 and the sale of Elk Horn discussed in Note 4.

11. WORKERS’ COMPENSATION AND BLACK LUNG

Certain of the Partnership’s subsidiaries are liable under federal and state laws to pay workers’ compensation and coal workers’ black lung benefits to eligible employees, former employees and their dependents. The Partnership currently utilizes an insurance program and state workers’ compensation fund participation to secure its on-going obligations depending on the location of the operation. Premium expense for workers’ compensation benefits is recognized in the period in which the related insurance coverage is provided.

The Partnership’s black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Partnership’s actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Partnership’s liability for traumatic workers’ compensation injury claims is the estimated present value of current workers’ compensation benefits, based on actuarial estimates. The Partnership’s actuarial estimates for its workers’ compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 4.0% for December 31, 2016 and 2015 and for workers’ compensation was 2.0% at December 31, 2016 and 2015.

The uninsured black lung and workers’ compensation expenses for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Black lung benefits:
Service cost	$(506)	$(991)
Interest cost	363	397
Actuarial loss/(gain)	-	-
Total black lung	(143)	(594)
Workers’ compensation expense	4,013	4,334
Total expense	$3,870	$3,740

The changes in the black lung benefit liability for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Benefit obligations at beginning of year	$9,225	$10,033
Service cost	(506)	(991)
Interest cost	363	397
Actuarial loss/(gain)	-	-
Benefits and expenses paid	(300)	(214)
Benefit obligations at end of year	$8,782	$9,225

The classification of the amounts recognized for the Partnership’s workers’ compensation and black lung benefits liability as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(in thousands)
Black lung claims	$8,782	$9,225
Insured black lung and workers’ compensation claims	27,157	23,907
Workers’ compensation claims	5,584	5,540
Total obligations	$41,523	$38,672
Less current portion	(2,450)	(1,150)
Non-current obligations	$39,073	$37,522

The balance for insured black lung and workers’ compensation claims as of December 31, 2016 and 2015 consisted of $27.2 million and $23.9 million, respectively. This is a primary obligation of the Partnership, but is also due from the Partnership’s insurance providers and is included in Note 7 as non-current receivables. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

12. EMPLOYEE BENEFITS

Postretirement Plan—In conjunction with the acquisition of the coal operations of American Electric Power on April 16, 2004, the Operating Company acquired a postretirement benefit plan providing healthcare to eligible employees at its Hopedale operations. The Partnership has no other postretirement plans.

On December 10, 2015, the Partnership notified the employees at its Hopedale operations that healthcare benefits from the postretirement benefit plan would cease on January 31, 2016. The negative plan amendment that arose on December 10, 2015 resulted in an approximate $6.5 million prior service cost benefit. The Partnership amortized the prior service cost benefit over the remaining term of the benefits to be provided until January 31, 2016. For the year ended December 31, 2015, the Partnership recognized a benefit of approximately $2.6 million from the plan amendment in the Cost of operations line of the consolidated statements of operations and comprehensive income. The remaining $3.9 million benefit from the plan amendment was recognized in the first quarter of 2016.

Summaries of the changes in benefit obligations and funded status of the plan as of the measurement dates of December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Benefit obligation at beginning of period	$45	$6,648
Changes in benefit obligations:
Service cost	-	254
Interest cost	-	191
Benefits paid	(45)	(217)
Plan amendment	-	(6,503)
Actuarial loss/(gain)	-	(328)
Benefit obligation at end of period	$-	$45
Fair value of plan assets at end of period	$-	$-
Funded status	$-	$(45)

The classification of net amounts recognized for postretirement benefits as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(in thousands)
Current liability—postretirement benefits	$-	$(45)
Non-current liability—postretirement benefits	-	-
Net amount recognized	$-	$(45)

The amounts recognized in accumulated other comprehensive income for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of year	$4,795	$1,373
Actuarial (loss)/gain	-	328
Prior service (cost)/gain to be amortized	(3,876)	3,876
Amortization of net actuarial gain	(919)	(782)
Net actuarial gain	$-	$4,795

The amounts reclassified from accumulated other comprehensive income to Cost of operations in the Partnership’s consolidated statements of operations for the years ended December 31, 2016 and 2015 was $4.8 million and $3.4 million (inclusive of the $2.6 million benefit from the negative plan amendment described above), respectively.

	December 31,
	2016	2015
Weighted Average assumptions used to determine benefit obligations:
Discount rate	n/a	n/a
Expected return on plan assets	n/a	n/a

	Year Ended December 31,
	2016	2015
Weighted Average assumptions used to determine periodic benefit cost:
Discount rate (1)	n/a	3.15%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

The components of net periodic benefit cost for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Service cost	$-	$254
Interest cost	-	191
Amortization of prior service cost	(3,876)	(2,626)
Amortization of (gain)	(919)	(782)
Benefit cost	$(4,795)	$(2,963)

401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Partnership matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
401(k) plan expense	$1,463	$2,007

13. EQUITY-BASED COMPENSATION

In October 2010, the General Partner established the Rhino Long-Term Incentive Plan (the “Plan” or “LTIP”). The Plan is intended to promote the interests of the Partnership by providing to employees, consultants and directors of the General Partner, the Partnership or affiliates of either incentive compensation awards to encourage superior performance. The LTIP provides for grants of restricted units, unit options, unit appreciation rights, phantom units, unit awards, and other unit-based awards. The aggregate number of units initially reserved for issuance under the LTIP is 247,940.

As of December 31, 2016, the General Partner had granted phantom units to certain employees and restricted units and unit awards to its directors. These grants consisted of annual restricted unit awards to directors and phantom unit awards with tandem distribution equivalent rights (“DERs”) granted in the first quarter of each year since 2012 to certain employees in connection with the prior fiscal year’s performance. The DERs consist of rights to accrue quarterly cash distributions in an amount equal to the cash distribution the Partnership makes to unitholders during the vesting period. These awards are subject to service based vesting conditions and any accrued distributions will be forfeited if the related awards fail to vest according to the relevant service based vesting conditions. The phantom units granted to certain employees vest in equal annual installments over a three year period from the date of grant. A summary of non-vested LTIP awards as of and for the years ended December 31, 2016 and 2015 is as follows:

	Common Units	Weighted Average Grant Date Fair Value (per unit)
	(in thousands)
Non-vested awards at December 31, 2014	51	$13.50
Granted	247	$1.06
Vested	(86)	$5.68
Forfeited	(8)	$6.43

Non-vested awards at December 31, 2015	204	$2.00

Granted	183	$2.19
Vested	(381)	$2.05
Forfeited	(6)	$6.25

Non-vested awards at December 31, 2016	-	$-

The Partnership accounts for its unit-based awards as liabilities with applicable mark-to-market adjustments at each reporting period because the Compensation Committee of the board of directors of the General Partner has historically elected to pay some of the awards in cash in lieu of issuing common units.

As discussed in Note 1, on March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP LLC as well as 945,525 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction, which constituted a change in control of the Partnership. The language in the Partnership’s phantom unit and restricted unit grant agreements states that all outstanding, unvested units will become immediately vested upon a change in control. The Partnership recognized approximately $10,000 of expense from the vesting of these units as a result of the change in control.

For the years ended December 31, 2016 and 2015, the Partnership recorded expense of approximately $0.4 million and $0.1 million, respectively, for the LTIP awards. For the year ended December 31, 2016, the total fair value of the awards that vested was $0.5 million. As of December 31, 2016, the Partnership did not have any unrecognized compensation expense or intrinsic value of any non-vested LTIP awards.

14. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of December 31, 2016, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017	3,669	14
2018	701	5

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of December 31, 2016, the Partnership had a commitment to purchase approximately 1.0 million gallons of diesel fuel at fixed prices from January 2017 through December 2017 for approximately $2.0 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Purchased coal expense	$-	$(26)
OTC expense	$-	$-

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Lease expense	$4,932	$6,204
Royalty expense	$9,978	$10,678

Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying statements of financial position) are as follows:

Years Ending December 31,	Royalties	Leases
	(in thousands)
2017	$1,640	$2,533
2018	1,615	148
2019	1,665	-
2020	1,648	-
2021	1,767	-
Thereafter	8,836	-
Total minimum royalty and lease payments	$17,171	$2,681

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

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk—In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated statements of financial position. The amount of bank letters of credit outstanding with PNC Bank, N.A., as the letter of credit issuer under the Partnership’s credit facility, was $26.1 million as of December 31, 2016. The bank letters of credit outstanding reduce the borrowing capacity under the credit facility. In addition, the Partnership has outstanding surety bonds with third parties of $48.9 million as of December 31, 2016 to secure reclamation and other performance commitments.

The credit facility is fully and unconditionally, jointly and severally guaranteed by the Partnership and substantially all of its wholly owned subsidiaries. Borrowings under the credit facility are collateralized by the unsecured assets of the Partnership and substantially all of its wholly owned subsidiaries. See Note 9 for a more complete discussion of the Partnership’s debt obligations.

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the years ended December 31, 2016 and 2015.

The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the year ended December 31, 2014 based upon its proportionate ownership interest.

15. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the years ended December 31, 2016 and 2015:

Year ended December 31, 2016	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/ income:
Net (loss) from continuing operations	$(107)	$(10,040)	$(1,903)
Net (loss) from discontinued operations	(755)	(99,166)	(18,792)
Interest in net (loss)	$(862)	$(109,206)	$(20,695)
Impact of subordinated distribution suspension:
Net income/(loss) from continuing operations	$-	$-	$-
Net income/(loss) from discontinued operations	-	-	-
Interest in net income/(loss)	$-	$-	$-
Interest in net (loss)/income for EPU purposes:
Net (loss) from continuing operations	$(107)	$(10,040)	$(1,903)
Net (loss) from discontinued operations	(755)	(99,166)	(18,792)
Interest in net (loss)	$(862)	$(109,206)	$(20,695)

Denominator:
Weighted average units used to compute basic EPU	n/a	6,520	1,236
Effect of dilutive securities — LTIP awards	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	6,520	1,236

Net (loss)/income per limited partner unit, basic:
Net (loss) per unit from continuing operations	n/a	$(1.54)	$(1.54)
Net (loss) per unit from discontinued operations	n/a	(15.21)	(15.21)
Net (loss) per limited partner unit, basic	n/a	$(16.75)	$(16.75)
Net (loss)/income per limited partner unit, diluted:
Net (loss) per unit from continuing operations	n/a	$(1.54)	$(1.54)
Net (loss) per unit from discontinued operations	n/a	(15.21)	(15.21)
Net (loss) per limited partner unit, diluted	n/a	$(16.75)	$(16.75)

Year ended December 31, 2015	General Partner	Common Unitholders	Subordinated Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss) from continuing operations	$(1,267)	$(35,634)	$(26,428)
Net income from discontinued operations	162	4,549	3,374
Interest in net (loss)	$(1,105)	$(31,085)	$(23,054)
Impact of subordinated distribution suspension:
Net (loss)/income from continuing operations	$5	$139	$(144)
Net (loss)/income from discontinued operations	-	-	-
Interest in net (loss)/income	$5	$139	$(144)
Interest in net (loss)/income for EPU purposes
Net (loss) from continuing operations	$(1,262)	$(35,495)	$(26,572)
Net income from discontinued operations	162	4,549	3,374
Interest in net(loss)	$(1,100)	$(30,946)	$(23,198)

Denominator:
Weighted average units used to compute basic EPU	n/a	1,671	1,240
Effect of dilutive securities — LTIP awards	n/a	-	-
Weighted average units used to compute diluted EPU	n/a	1,671	1,240

Net (loss)/income per limited partner unit, basic:
Net (loss) per unit from continuing operations	n/a	$(21.24)	$(21.44)
Net income per unit from discontinued operations	n/a	2.72	2.72
Net(loss) per limited partner unit, basic	n/a	$(18.52)	$(18.72)
Net (loss)/income per limited partner unit, diluted:
Net (loss) per unit from continuing operations	n/a	$(21.24)	$(21.44)
Net income per unit from discontinued operations	n/a	2.72	2.72
Net (loss) per limited partner unit, diluted	n/a	$(18.52)	$(18.72)

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for the year ended December 31, 2016 and 2015, all potential dilutive units were excluded from the diluted EPU calculation for this period because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were no anti-dilutive units for the year ended December 31, 2016.

16. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables (Note: customers with “n/a” had revenue or receivables below the 10% threshold in any period where this is indicated):

	December 31, 2016 Receivable Balance	Year Ended December 31, 2016 Sales	December 31, 2015 Receivable Balance	Year Ended December 31, 2015 Sales
	(in thousands)
PPL Corporation	$1,496	$42,175	$1,881	$33,662
PacifiCorp Energy	1,509	19,581	1,969	21,519
Big Rivers	-	16,241	-	4,638

17. FAIR VALUE MEASUREMENTS

The Partnership determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Partnership’s assumptions of what market participants would use.

The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below:

Level One - Quoted prices for identical instruments in active markets.

Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs.

Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity.

In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s senior secured credit facility was determined based upon a market approach and approximates the carrying value at December 31, 2016. The fair value of the Partnership’s senior secured credit facility is a Level 2 measurement.

As of December 31, 2016, the Partnership had a recurring fair value measurement relating to its investment in Mammoth Energy Services, Inc. (“Mammoth, Inc.”). In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. (“Mammoth, Inc.”) in exchange for 234,300 shares of common stock of Mammoth, Inc. The common stock of Mammoth, Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth, Inc. and received proceeds of approximately $27,000. The Partnership’s remaining shares of Mammoth, Inc. are subject to a 180-day lock-up period from the date of Mammoth Inc.’s initial public offering and are classified as a held-for-sale investment on the Partnership’s consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 2 measurement.

As of December 31, 2016, the Partnership did not have any nonrecurring fair value measurements related to any assets held for sale. As of December 31, 2015, the Partnership had assets classified as held for sale that were related to the Partnership’s 2016 sale of its Elk Horn coal leasing business as discussed in Note 4. The Partnership previously had assets classified as held for sale that were related to the Partnership’s 2014 impairment actions related to its Red Cliff assets. As of December 31, 2015, the Partnership reclassified its previously held for sale assets to property, plant and equipment to be held and used since the Partnership no longer had an active plan to sell these assets in the next twelve months.

For the years ended December 31, 2016 and December 31, 2015, the Partnership had nonrecurring fair value measurements related to asset impairments as described in Note 6. The nonrecurring fair value measurements for the asset impairments described in Note 6 for the years ended December 31, 2016 and December 31, 2015 were Level 3 measurements.

18. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2016	2015
		(in thousands)
Royal Energy Resources, Inc.	Partner’s contribution	$7,000
Royal Energy Resources, Inc.	Purchase of preferred units	2,000
Weston Energy LLC	Purchase of preferred units	11,000
Wexford Capital LP	Expenses for legal, consulting, and advisory services	11	143
Wexford Capital LP	Distributions paid	-	553
Wexford Capital LP	Partner’s contribution	-	2
Timber Wolf Terminals LLC	Investment in unconsolidated affiliate	-	130
Mammoth Energy Partners LP	Investment in unconsolidated affiliate	-	1,933
Sturgeon Acquisitions LLC	Investment in unconsolidated affiliate	-	5,515
Sturgeon Acquisitions LLC	Distributions from unconsolidated affiliate	300	232
Sturgeon Acquisitions LLC	Return of capital from unconsolidated affiliate	-	35
Sturgeon Acquisitions LLC	Equity in net income of unconsolidated affiliate	(223)	342

From time to time, employees from Wexford Capital perform legal, consulting, and advisory services to the Partnership. The Partnership incurred expenses of $0.1 million for the years ended December 31, 2016 and 2015 for legal, consulting, and advisory services performed by Wexford Capital.

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $3.8 million and $3.4 million for the years ended December 31, 2016 and 2015, respectively.

The consolidated statement of cash flows for the year ended December 31, 2016 is exclusive of approximately $1.1 million of property, plant and equipment additions which are recorded in Accounts payable. The consolidated statements of cash flows for the year ended December 31, 2016 also excludes approximately $0.6 million related to the value of LTIP units that were issued to certain employees and directors of the General Partner.

As discussed in Note 1, the Partnership and Rhino Holdings executed an Option Agreement in December 2016 where the Partnership received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units to Rhino Holdings upon the execution of the Option Agreement. The Partnership valued the Call Option at $21.8 million based upon the closing price of the Partnership’s publicly traded common units on the date the Option Agreement was executed.

In January 2015, the Partnership dissolved the Rhino Eastern joint venture with Patriot. As part of the dissolution, the Partnership retained coal reserves, a prepaid advanced royalty balance and other assets and liabilities. In addition, the Partnership and Patriot agreed to a dissolution payment as part of the dissolution based upon a final working capital adjustment calculation, which is a liability of the Partnership. The Partnership recorded the dissolution of the joint venture by removing the investment in the Rhino Eastern unconsolidated subsidiary and recording the specific assets and liabilities retained in the dissolution. The dissolution of the Rhino Eastern joint venture completed in January 2015 had no impact on the Partnership’s consolidated statements of operations and comprehensive income for the year ended December 31, 2015. The consolidated statement of cash flows for the year ended December 31, 2015 excludes the removal of the investment in the unconsolidated subsidiary and the recognition of the retained assets and liabilities, which are detailed in the table below.

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

As of December 31, 2016, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses.

The Partnership’s Other category as reclassified is comprised of the Partnership’s ancillary businesses and its remaining oil and natural gas activities. Held for sale assets are included in the applicable segment for reporting purposes. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Partnership’s chief operating decision maker.

Reportable segment results of operations and financial position for the year ended December 31, 2016 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total assets	$89,918	$9,758	$33,205	$80,218	$64,342	$277,441
Total revenues	37,753	38,834	34,675	59,095	423	170,780
DD&A	6,553	3,142	5,211	8,326	554	23,786
Interest expense	2,051	314	383	982	2,966	6,696
Net Income (loss) from continuing operations	$(10,615)	$8,791	$(1,042)	$(5,524)	$(3,660)	$(12,050)

Reportable segment results of operations and financial position for the year ended December 31, 2015 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total assets	$227,880	$17,218	$37,198	$82,699	$39,671	$404,666
Total revenues	56,228	63,273	35,322	38,641	1,568	195,032
DD&A	11,032	7,562	6,314	5,928	736	31,572
Interest expense	2,029	522	315	597	1,527	4,990
Net Income (loss) from continuing operations	$(21,575)	$(20,487)	$(4,560)	$(13,807)	$(2,900)	$(63,329)

Additional information on the Partnership’s revenue by product category for the periods ended December 31, 2016 and 2015 is as follows:

	2016	2015
	(in thousands)
Met coal revenue	$21,542	$15,391
Steam coal revenue	139,299	155,683
Other revenue	9,939	23,958
Total revenue	$170,780	$195,032

