Form 10-Q
period 2017-03-31
Rhino Resource Partners LP
filed 2017-05-12
CIK 1490630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of May 5, 2017, 12,905,799 common units and 1,235,534 subordinated units were outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements.

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations or our ability to obtain alternative financing upon the expiration of our amended and restated senior secured credit facility and our related ability to continue as a going concern; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes; declines in demand for electricity and coal; the consummation of the acquisition of Armstrong Energy, Inc. from, and the transfer of 50% of our general partner to, Yorktown Partners LLC; our ability to realize the expected benefits of an acquisition of Armstrong Energy, Inc.; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2016, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36	$47
Accounts receivable, net of allowance for doubtful accounts ($0 as of March 31, 2017 and December 31, 2016)	19,644	13,893
Inventories	8,928	8,050
Advance royalties, current portion	1,147	898
Prepaid expenses and other	8,656	8,665
Total current assets	38,411	31,553
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	455,543	449,181
Less accumulated depreciation, depletion and amortization	(272,560)	(266,874)
Net property, plant and equipment	182,983	182,307
Advance royalties, net of current portion	7,790	7,652
Investment in unconsolidated affiliates	5,117	5,121
Intangible purchase option	21,750	21,750
Note receivable-related party	2,040	2,040
Other non-current assets	27,559	27,018
TOTAL	$285,650	$277,441
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,469	$10,420
Accrued expenses and other	12,517	10,063
Current portion of long-term debt	14,840	10,040
Current portion of asset retirement obligations	917	917
Total current liabilities	40,743	31,440
NON-CURRENT LIABILITIES:
Asset retirement obligations, net of current portion	22,801	22,361
Other non-current liabilities	45,516	45,371
Total non-current liabilities	68,317	67,732
Total liabilities	109,060	99,172
COMMITMENTS AND CONTINGENCIES (NOTE 12)
PARTNERS’ CAPITAL:
Limited partners	151,563	154,696
Subscription receivable from limited partners	(2,000)	(2,000)
General partner	8,946	8,959
Preferred partners	16,117	15,000
Preferred partner distribution earned	(1,117)	-
Accumulated other comprehensive income	3,081	1,614
Total partners’ capital	176,590	178,269
TOTAL	$285,650	$277,441

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per unit data)

	Three Months
	Ended March 31,
	2017	2016
REVENUES:
Coal sales	$51,781	$36,679
Freight and handling revenues	130	629
Other revenues	1,639	2,022
Total revenues	53,550	39,330
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	44,939	29,496
Freight and handling costs	769	550
Depreciation, depletion and amortization	5,698	6,041
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,050	4,040
(Gain) on sale/disposal of assets—net	(36)	(270)
Total costs and expenses	54,420	39,857
INCOME/(LOSS) FROM OPERATIONS	(870)	(527)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(1,155)	(1,570)
Interest income and other	-	35
Equity in net (loss)/income of unconsolidated affiliates	(4)	(79)
Total interest and other (expense)	(1,159)	(1,614)
NET (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(2,029)	(2,141)
INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(2,029)	(2,141)
DISCONTINUED OPERATIONS (NOTE 3)
Income from discontinued operations	-	919
NET (LOSS)	(2,029)	(1,222)
Other comprehensive income:
Fair market value adjustment for available-for-sale investment	1,466
Amortization of actuarial gain under ASC Topic 715	-	(4,796)
COMPREHENSIVE (LOSS)	$(563)	$(6,018)

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(13)	$(42)
Net income from discontinued operations	-	18
General partner’s interest in net (loss)/income	$(13)	$(24)
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(2,859)	$(1,375)
Net income from discontinued operations	-	590
Common unitholders’ interest in net (loss)/income	$(2,859)	$(785)
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(274)	$(724)
Net income from discontinued operations	-	311
Subordinated unitholders’ interest in net (loss)/income	$(274)	$(413)
Preferred unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$1,117	n/a
Net income from discontinued operations	-	n/a
Preferred unitholders’ interest in net (loss)/income	$1,117	n/a
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.22)	$(0.58)
Net income per unit from discontinued operations	-	0.25
Net (loss)/income per common unit, basic	$(0.22)	$(0.33)
Subordinated units
Net (loss) per unit from continuing operations	$(0.22)	$(0.58)
Net income per unit from discontinued operations	-	0.25
Net (loss)/income per subordinated unit, basic	$(0.22)	$(0.33)
Preferred units
Net income per unit from continuing operations	$0.74	n/a
Net income per unit from discontinued operations	-	n/a
Net income per preferred unit, basic	$0.74	n/a
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(0.22)	$(0.58)
Net income per unit from discontinued operations	-	0.25
Net (loss) per common unit, diluted	$(0.22)	$(0.33)
Subordinated units
Net (loss) per unit from continuing operations	$(0.22)	$(0.58)
Net income per unit from discontinued operations	-	0.25
Net (loss) per subordinated unit, diluted	$(0.22)	$(0.33)
Preferred units
Net income per unit from continuing operations	$0.74	n/a
Net income per unit from discontinued operations	-	n/a
Net income per preferred unit, diluted	$0.74	n/a
Distributions paid per limited partner unit (1)	$-	$-
Weighted average number of limited partner units outstanding, basic:
Common units	12,906	2,349
Subordinated units	1,236	1,236
Preferred units	1,500	n/a
Weighted average number of limited partner units outstanding, diluted:
Common units	12,906	2,349
Subordinated units	1,236	1,236
Preferred units	1,500	n/a

(1) No distributions were paid for the three months ended March 31, 2017 and 2016.

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,029)	$(1,222)
Adjustments to reconcile net (loss) to net cash provided by/(used in) operating activities:
Depreciation, depletion and amortization	5,698	6,247
Accretion on asset retirement obligations	474	381
Amortization of deferred revenue	-	(163)
Amortization of advance royalties	251	219
Amortization of debt issuance costs	310	563
Amortization of actuarial gain	-	(4,796)
Equity in net loss/(income) of unconsolidated affiliates	4	79
Loss on retirement of advance royalties	136	113
(Gain) on sale/disposal of assets—net	(36)	(270)
Equity-based compensation	-	39
Changes in assets and liabilities:
Accounts receivable	(6,002)	(1,330)
Inventories	(878)	1,722
Advance royalties	(774)	(1,100)
Prepaid expenses and other assets	175	906
Accounts payable	2,058	1,225
Accrued expenses and other liabilities	1,969	(3,722)
Asset retirement obligations	(34)	(70)
Postretirement benefits	-	(45)
Net cash provided by/(used in) operating activities	1,322	(1,224)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(6,585)	(2,507)
Proceeds from sales of property, plant, and equipment	2	340
Proceeds from business disposal	450	-
Net cash used in investing activities	(6,133)	(2,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	33,300	25,700
Repayments on line of credit	(28,500)	(23,300)
Repayments on long-term debt	-	(55)
Distributions to unitholders	-	(24)
Payments on debt issuance costs	-	(362)
Limited partner contributions	-	2,000
Net cash provided by financing activities	4,800	3,959
NET( DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(11)	568
CASH AND CASH EQUIVALENTS—Beginning of period	47	78
CASH AND CASH EQUIVALENTS—End of period	$36	$646

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of March 31, 2017, condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the unaudited condensed consolidated statements of operations and comprehensive income related to the disposal of the Elk Horn coal leasing business during 2016. See Note 3 for further information on the Elk Horn disposal.

Debt Classification— The Partnership evaluated its amended and restated senior secured credit facility at March 31, 2017 to determine whether this debt liability should be classified as a long-term or current liability on the Partnership’s unaudited condensed consolidated statements of financial position. On May 13, 2016, the Partnership entered into a fifth amendment (the “Fifth Amendment”) of its amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. As of December 31, 2016, the Partnership had met the requirements to extend the maturity date of the credit facility to December 31, 2017. Since the credit facility has an expiration date of December 2017, the Partnership determined that its credit facility debt liability at March 31, 2017 and December 31, 2016 of $14.8 million and $10.0 million, respectively, should be classified as a current liability on its unaudited condensed consolidated statements of financial position. The classification of the credit facility balance as a current liability raises substantial doubt of the Partnership’s ability to continue as a going concern for the next twelve months. The Partnership is considering alternative financing options that could result in a new long-term credit facility. Since the credit facility has an expiration date of December 31, 2017, the Partnership will have to secure alternative financing to replace its credit facility by the expiration date of December 31, 2017 in order to continue its normal business operations and meet its obligations as they come due. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

Organization—Rhino Resource Partners LP is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia, and Utah. The majority of sales are made to electric utilities and other coal-related organizations in the United States.

Reverse Unit Split

On April 18, 2016, we completed a 1-for-10 reverse split on our common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. All common and subordinated unit, net income (loss) per unit and distribution per unit references included herein have been adjusted as if the change took place before the date of the earliest transaction reported. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit.

Royal Energy Resources, Inc. Acquisition

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal Energy Resources, Inc. (“Royal”) and Wexford Capital LP (“Wexford Capital”) whereby Royal acquired 676,911 issued and outstanding common units of the Partnership from Wexford Capital for $3.5 million. The Definitive Agreement also included the committed acquisition by Royal within sixty days from the date of the Definitive Agreement of all of the issued and outstanding membership interests of Rhino GP LLC, the general partner of the Partnership (the “General Partner”), as well as 945,525 issued and outstanding subordinated units of the Partnership from Wexford Capital for $1.0 million.

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

Option Agreement-Armstrong Energy

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

Series A Preferred Unit Purchase Agreement

On December 30, 2016, the Partnership entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Unit Agreement”) with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal purchased 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in the Partnership at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership. Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to the Partnership and Weston assigned to the Partnership a $2.0 million note receivable from Royal originally dated September 30, 2016 (the “Weston Promissory Note”).

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

The Preferred Unit Agreement stipulates that upon the request of the holder of the majority of the Partnership’s common units following their conversion from Series A preferred units, as outlined in the Amended and Restated Partnership Agreement (defined below), the Partnership will enter into a registration rights agreement with such holder. Such majority holder has the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights.

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

The Series A preferred units are a new class of equity security that rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units shall be entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in the Amended and Restated Partnership Agreement as (i) the total revenue of the Partnership’s Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for the Partnership’s Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of coal tons sold by the Partnership from its Central Appalachia business segment. If the Partnership fails to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and the Partnership will not be permitted to pay any distributions on its partnership interests that rank junior to the Series A preferred units, including its common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

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

Delisting of Common Units from NYSE

On December 17, 2015, the New York Stock Exchange (“NYSE”) notified the Partnership that the NYSE had determined to commence proceedings to delist its common units from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for our common units. The NYSE also suspended the trading of our common units at the close of trading on December 17, 2015.

On January 4, 2016, the Partnership filed an appeal with the NYSE to review the suspension and delisting determination of the Partnership’s common units. The NYSE held a hearing regarding our appeal on April 20, 2016 and affirmed its prior decision to delist our common units.

On April 27, 2016, the NYSE filed with the SEC a notification of removal from listing and registration on Form 25 to delist the Partnership’s common units and terminate the registration of its common units under Section 12(b) of the Securities Exchange Act of 1934. The delisting became effective on May 9, 2016. The Partnership’s common units trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

The Partnership is exploring the possibility of listing its common units on the NASDAQ Stock Market (“NASDAQ”), pending its capability to meet the NASDAQ initial listing standards.

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

In December 2012, the Partnership made an initial investment in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth Inc. For the three months ended March 31, 2017 and December 31, 2016, the Partnership recorded a fair market value adjustment of $1.5 million and $1.6 million, respectively, for the available-for-sale investment based on the market value of the shares at March 31, 2017 and December 31, 2016, respectively, which was recorded in Other Comprehensive Income. As of March 31, 2017 and December 31, 2016, the Partnership has recorded its investment in Mammoth Inc. as a short-term asset, which the Partnership has classified as available-for-sale. The Partnership has included its investment in Mammoth Inc. and its prior investment in Muskie in its Other category for segment reporting purposes.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). The Partnership accounts for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating loss for this investment for the three months ended March 31, 2017 and 2016 of approximately ($4,000) and ($79,000), respectively. The Partnership has recorded its investment in Sturgeon on the Investment in unconsolidated affiliates line of the Partnership’s consolidated statements of financial position. The Partnership has included its investment in Sturgeon in its Other category for segment reporting purposes.

On March 20, 2017, the Partnership executed a contribution agreement to contribute its limited partner interests in Sturgeon to Mammoth Inc. The Partnership expects to receive 336,447 shares of common stock of Mammoth Inc. once the transaction closes, which is expected to occur in late May 2017.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 did not have a material impact on the Partnership’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Partnership on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Partnership is currently evaluating this guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs. ASU 2016-15 requires that cash payments related to debt prepayments or debt extinguishments, excluding accrued interest, be classified as a financing activity rather than an operating activity even when the effects enter into the determination of net income. The amendments in ASU 2016-15 will be effective on January 1, 2018 and must be applied retrospectively. Early application is permitted. The Partnership is currently evaluating this guidance.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are Under Common Control. ASU 2016-17 amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-17 did not have a material impact on the Partnership’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). ASU 2017—01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership is currently evaluating this guidance.

3. DISCONTINUED OPERATIONS

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The Partnership recorded a loss of $119.9 million from the Elk Horn disposal during the year ended December 31, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Partnership’s unaudited condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016
Major line items constituting (loss)/income from discontinued operations for the Elk Horn disposal:
Other revenues	$-	$1,098
Total revenues	-	1,098

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	(45)
Depreciation, depletion and amortization	-	205
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	15
Interest expense and other	-	4
Total costs and expenses	-	179
Income from discontinued operations before income taxes for the Elk Horn disposal	-	919
Income taxes	-	-
Net income from discontinued operations	$-	$919

Cash Flows. The depreciation, depletion and amortization amounts for Elk Horn for each period presented are listed in the previous table. The Partnership did not fund any capital expenditures for Elk Horn for any periods presented. The amortization of Elk Horn’s deferred revenue, which was zero and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, is the only material non-cash operating item for all periods presented. Elk Horn did not have any material non-cash investing items for the three months ended March 31, 2016.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Other prepaid expenses	$779	$707
Debt issuance costs—net	929	1,239
Prepaid insurance	822	1,432
Prepaid leases	113	77
Supply inventory	565	614
Deposits	-	164
Available-for-sale investment	4,998	3,532
Note receivable-current portion	450	900
Total Prepaid expenses and other	$8,656	$8,665

Debt issuance costs were included in Prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016 since the Partnership classified its credit facility balance as a current liability. See Note 8 for further information on the amendments to the amended and restated senior secured credit facility.

As of March 31, 2017 and December 31, 2016, the note receivable balance of $0.5 million and $0.9 million, respectively, relates to the $1.5 million of consideration to be paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2017 and December 31, 2016 are summarized by major classification as follows:

	Useful Lives	March 31, 2017	December 31, 2016
		(in thousands)
Land and land improvements		$16,175	$16,377
Mining and other equipment and related facilities	2 - 20 Years	309,339	305,626
Mine development costs	1 - 15 Years	57,459	57,392
Coal properties and oil and natural gas properties	1 - 15 Years	67,989	67,989
Construction work in process		4,581	1,797
Total		455,543	449,181
Less accumulated depreciation, depletion and amortization		(272,560)	(266,874)
Net		$182,983	$182,307

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$4,436	$5,287
Depletion expense for coal properties and oil and natural gas properties	355	393
Amortization expense for mine development costs	757	403
Amortization expense for asset retirement costs	150	(42)
Total depreciation, depletion and amortization	$5,698	$6,041

Taylorville Land Sale

On December 30, 2015, the Partnership completed the sale of its land surface rights for the Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows the Partnership to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as the Partnership has the option to repurchase the rights to the land within seven years from the date of the sale agreement. In accordance with ASC 360-20-40-38, Real Estate Sales - Derecognition, since the Partnership has the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale. The Taylorville property is recorded in the unaudited condensed consolidated statements of financial position within the net property, plant and equipment caption and the related liability is recorded in the unaudited condensed consolidated statements of financial position within the other noncurrent liability caption.

6. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Deposits and other	$220	$218
Due (to)/from Rhino GP	(26)	(573)
Non-current receivable	27,157	27,157
Deferred expenses	208	216
Total	$27,559	$27,018

Non-current receivable. The non-current receivable balance of $27.2 million as of March 31, 2017 and December 31, 2016 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

Note receivable-related party. In connection with the Series A preferred units issued in December 2016, Weston assigned to the Partnership a $2.0 million note receivable and related accrued interest from Royal originally dated September 30, 2016. See Note 1 for further information on the Series A preferred units and the assignment of the note receivable.

Call Option-Armstrong Energy. As discussed in Note 1, the Partnership and Rhino Holdings executed an Option Agreement in December 2016 where the Partnership received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units to Rhino Holdings upon the execution of the Option Agreement. The Partnership valued the Call Option at $21.8 million based upon the closing price of the Partnership’s publicly traded common units on the date the Option Agreement was executed.

The Partnership has determined the value of the common units issued at December 30, 2016 of $21.8 million constituted an amount that would be applied to the potential acquisition of Armstrong Energy, as discussed in Note 1. Because facts and circumstances, including the likelihood of consummation of the contemplated transaction, have not changed substantially since the agreement was executed, the Partnership has concluded that there has been no substantial change in the value of the Call Option.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Payroll, bonus and vacation expense	$1,918	$1,496
Non income taxes	3,121	2,252
Royalty expenses	1,909	1,617
Accrued interest	603	601
Health claims	656	630
Workers’ compensation & pneumoconiosis	2,450	2,450
Deferred revenues	-	-
Accrued insured litigation claims	26	277
Preferred unit distribution	1,117	-
Other	717	740
Total	$12,517	$10,063

The $26,000 and $277,000 accrued for insured litigation claims as of March 31, 2017 and December 31, 2016, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis, as a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. DEBT

Debt as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$14,840	$10,040
Total	14,840	10,040

Less current portion	(14,840)	(10,040)
Long-term debt	$-	$-

Senior Secured Credit Facility with PNC Bank, N.A.— On July 29, 2011, the Partnership executed the amended and restated credit agreement (as amended, the “Amended and Restated Credit Agreement”). The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the amended and restated credit agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $48.7 million as of March 31, 2017. The amount available for letters of credit was unchanged from these amendments.

On March 17, 2016, the Partnership entered into a fourth amendment (the “Fourth Amendment”) of the amended and restated credit agreement. The Fourth Amendment amended the definition of change of control in the amended and restated credit agreement to permit Royal to purchase the membership interests of the General Partner. The Fourth Amendment also eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and establishes the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%.

On May 13, 2016, the Partnership entered into the Fifth Amendment of the amended and restated credit agreement, which extended the term to July 31, 2017.

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of our amended and restated senior secured credit agreement that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment further reduced the maximum commitment amount allowed under the credit facility for the additional $1.5 million that is to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

In December 2016, the Partnership entered into a seventh amendment of its amended and restated credit agreement (the “Seventh Amendment”). The Seventh Amendment allows for the Series A preferred units as outlined in the Amended and Restated Partnership Agreement. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. The Seventh Amendment alters the maximum leverage ratio to 4.0 to 1.0 effective December 31, 2016 through May 31, 2017 and 3.5 to 1.0 from June 30, 2017 through December 31, 2017. The maximum leverage ratio shall be reduced by 0.50 to 1.0 for every $10.0 million of net cash proceeds, in the aggregate, received after the Seventh Amendment date from (i) the issuance of any equity by the Partnership and/or (ii) the disposition of any assets in excess of $2.0 million in the aggregate, provided, however, that in no event will the maximum leverage ratio be reduced below 3.0 to 1.0.

The Seventh Amendment alters the minimum consolidated EBITDA figure, as calculated on a rolling twelve months basis, to $12.5 million from December 31, 2016 through May 31, 2017 and $15.0 million from June 30, 2017 through December 31, 2017. The Seventh Amendment alters the maximum capital expenditures allowed, as calculated on a rolling twelve months basis, to $20.0 million through the expiration of the credit facility. A condition precedent to the effectiveness of the Seventh Amendment is the receipt of the $13.0 million of cash proceeds received by the Partnership from the issuance of the Series A preferred units pursuant to the Preferred Unit Agreement, which was used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfills the required Royal equity contribution, which was a requirement of prior amendments to the credit agreement.

On March 23, 2017, the Partnership entered into an eighth amendment (the “Eighth Amendment”) of its amended and restated credit agreement that allows the annual auditor’s report for the years ended December 31, 2016 and 2015 to contain a qualification with respect to the short-term classification of the Partnership’s credit facility balance without creating a default under the credit agreement. As of March 31, 2017 and December 31, 2016, the Partnership was in compliance with respect to all covenants contained in its credit agreement.

At March 31, 2017, the Operating Company had borrowed $14.8 million at a variable interest rate of PRIME plus 3.50% (7.50% at March 31, 2017). In addition, the Operating Company had outstanding letters of credit of $26.1 million at a fixed interest rate of 5.00% at March 31, 2017. Based upon a maximum borrowing capacity of 4.00 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $7.7 million of the borrowing availability at March 31, 2017.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2017 and the year ended December 31, 2016 are as follows:

	Three months ended	Year ended
	March 31, 2017	December 31, 2016
	(in thousands)
Balance at beginning of period (including current portion)	$23,278	$23,077
Accretion expense	474	1,486
Adjustments to the liability from annual recosting and other	-	(1,085)
Liabilities settled	(34)	(200)
Balance at end of period	23,718	23,278
Less current portion of asset retirement obligation	(917)	(917)
Long-term portion of asset retirement obligation	$22,801	$22,361

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

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three months ended March 31, 2017 and 2016 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
401(k) plan expense	$370	$308

11. EQUITY-BASED COMPENSATION

In October 2010, the General Partner established the Rhino Long-Term Incentive Plan (the “Plan” or “LTIP”). The Plan is intended to promote the interests of the Partnership by providing to employees, consultants and directors of the General Partner, the Partnership or affiliates of either, incentive compensation awards to encourage superior performance. The LTIP provides for grants of restricted units, unit options, unit appreciation rights, phantom units, unit awards, and other unit-based awards.

As discussed in Note 1, on March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP LLC as well as 945,525 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction, which constituted a change in control of the Partnership. The language in the Partnership’s phantom unit and restricted unit grant agreements states that all outstanding, unvested units would become immediately vested upon a change in control. For the three months ended March 31, 2016, the Partnership recognized approximately $10,000 of expense from the vesting of these units as a result of the change in control.

12. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2017, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017 Q2-Q4	2,900	16
2018	701	4

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments— The Partnership has a commitment to purchase approximately 1.0 million gallons of diesel fuel at fixed prices from January 2017 through December 2017 for approximately $2.0 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership had no expense for purchase coal from coal purchase contracts or expense from OTC purchases for the three months ended March 31, 2017 and 2016.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three months ended March 31, 2017 and 2016 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Lease expense	$1,513	$1,029
Royalty expense	$3,377	$2,342

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the three months ended March 31, 2017 and 2016.

The Partnership may contribute additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest. The Partnership did not make any capital contributions to the Sturgeon joint venture during the three months ended March 31, 2017 or 2016. See Note 2 for discussion on the potential contribution of Sturgeon to Mammoth.

Series A preferred unit distributions- The Partnership accrued $1.1 million for distributions due to preferred unit holders for the period ended March 31, 2017 based on the Series A Preferred Unit Purchase Agreement discussed in Note 1. The accrued Series A preferred unit distribution is included on the Accrued expenses and other line of the Partnership’s unaudited condensed consolidated statements of financial position.

13. EARNINGS PER UNIT (“EPU”)

On April 18, 2016, the Partnership completed a 1-for-10 reverse split on its common units and subordinated units. The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the three months ended March 31, 2017 and 2016, which include the retrospective application of the 1-for-10 reverse unit split:

Three months ended March 31, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(13)	$(2,859)	$(274)	$1,117
Net income/(loss) from discontinued operations	-	-	-	-
Total interest in net (loss)/income	$(13)	$(2,859)	$(274)	$1,117
Denominator:
Weighted average units used to compute basic EPU	n/a	12,906	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,906	1,236	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.22)	$(0.22)	$0.74
Net income/(loss) per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.22)	$(0.22)	$0.74
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.22)	$(0.22)	0.74
Net income/(loss) per unit from discontinued operations	n/a	-	-	-
Net (loss) per common unit, diluted	n/a	$(0.22)	$(0.22)	0.74

Three months ended March 31, 2016	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss)/income:
Net (loss) from continuing operations	$(42)	$(1,375)	$(724)	n/a
Net income from discontinued operations	18	590	311	n/a
Total interest in net (loss)	$(24)	$(785)	$(413)	n/a
Denominator:
Weighted average units used to compute basic EPU	n/a	2,349	1,236	n/a
Weighted average units used to compute diluted EPU	n/a	2,349	1,236	n/a

Net (loss)/income per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.58)	$(0.58)	n/a
Net income per unit from discontinued operations	n/a	0.25	0.25	n/a
Net income per common unit, basic	n/a	$(0.33)	$(0.33)	n/a
Net (loss)/income per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.58)	$(0.58)	n/a
Net income per unit from discontinued operations	n/a	0.25	0.25	n/a
Net income per common unit, diluted	n/a	$(0.33)	$(0.33)	n/a

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred total net losses for the three months ended March 31, 2017 and 2016, all potential dilutive units were excluded from the diluted EPU calculation for these periods.

14. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

			Three months	Three months
	March 31 2017	December 31 2016	ended	ended
	Receivable	Receivable	March 31 2017	March 31 2016
	Balance	Balance	Sales	Sales
	(in thousands)
LGE/KU	$1,397	$1,496	$10,521	$9,483

Big Rivers Electric Corporation	2,805	-	6,244	5,309

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Partnership had a recurring fair value measurement relating to its investment in Mammoth, Inc. As discussed in Note 2, in October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth, Inc. in exchange for 234,300 shares of common stock of Mammoth, Inc. The common stock of Mammoth, Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth, Inc. and received proceeds of approximately $27,000. The Partnership’s remaining shares of Mammoth, Inc. are classified as a held-for-sale investment on the Partnership’s unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 2 measurement.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 excludes approximately $0.6 million and $0.3 million, respectively, of property additions, which are recorded in accounts payable.

17. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. For the three months ended March 31, 2017, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

Reportable segment results of operations for the three months ended March 31, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$23,314	$6,127	$7,298	$16,807	$4	$53,550
DD&A	1,973	498	1,116	2,004	107	5,698
Interest expense	-	-	-	-	1,155	1,155
Net income (loss) from continuing operations	$2,294	$(780)	$(586)	$654	$(3,611)	$(2,029)

Reportable segment results of operations for the three months ended March 31, 2016 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$5,612	$9,151	$9,597	$14,880	$90	$39,330
DD&A	1,723	952	1,411	1,814	141	6,041
Interest expense	183	82	36	69	1,200	1,570
Net income (loss) from continuing operations	$(3,001)	$4,694	$(39)	$318	$(4,113)	$(2,141)

18. ACCUMULATED DISTRIBUTION ARREARAGES

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2017, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. The current amount of accumulated arrearages as of March 31, 2017 related to the common unit distribution was approximately $265.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to our “general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with the historical audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

In addition, this discussion includes forward looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. Please read the section “Cautionary Note Regarding Forward Looking Statements”. In addition, factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” also included in our Annual Report on Form 10-K for the year ended December 31, 2016.

In August 2016, we sold our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. Our unaudited condensed consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Elk Horn operations to discontinued operations for the three months ended March 31, 2016.

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

For the three months ended March 31, 2017, we generated revenues of approximately $53.6 million and a net loss of approximately $2.0 million. For the three months ended March 31, 2017, we produced and sold approximately 1.0 million tons of coal, of which approximately 83% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of March 31, 2017, our available liquidity was $7.8 million, including cash on hand of $0.1 million and $7.7 million available under our amended and restated credit agreement. On May 13, 2016, we entered into a fifth amendment (the “Fifth Amendment”) of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into a seventh amendment (the “Seventh Amendment”) of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read “—Recent Developments—Amended and Restated Credit Agreement Amendments” below.

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

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability at March 31, 2017 and December 31, 2016 of $14.8 million and $10.0 million, respectively, should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility.

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

Recent Developments

Option Agreement

On December 30, 2016, we entered into the Option Agreement with Royal Energy Resources, Inc. (“Royal”), Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), and our general partner. Royal is a publicly traded company listed on the OTC market (OTCQB: ROYE) and is focused on the acquisition of coal, natural gas and renewable energy assets that are profitable at current distressed prices. Rhino Holdings is an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and our general partner. Upon execution of the Option Agreement, we received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy that is owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy is a coal producing company with approximately 567 million tons of proven and probable reserves and five mines located in the Illinois Basin in western Kentucky as of December 31, 2016. The Option Agreement stipulates that we can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting us the Call Option, we issued 5.0 million Call Option Premium Units to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates we can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of us. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in our general partner to Rhino Holdings. Our ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our revolving credit facility to permit the acquisition of Armstrong Energy.

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

The Option Agreement superseded and terminated the equity exchange agreement entered into on September 30, 2016 by and among Royal, Rhino Holdings and our general partner.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, we entered into a Series A Preferred Unit Purchase Agreement (“Preferred Unit Agreement”) with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in us at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in our Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to us and Weston assigned to us a $2.0 million note receivable from Royal originally dated September 30, 2016. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

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

Fourth Amended and Restated Partnership Agreement of Limited Partnership

On December 30, 2016, our General Partner entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (“Amended and Restated Partnership Agreement”) to create, authorize and issue the Series A preferred units.

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

Amended and Restated Credit Agreement Amendment

In December 2016, we entered into a Seventh Amendment, which allows for the Series A preferred units as outlined in the Fourth Amended and Restated Agreement of Limited Partnership, which is further discussed in “—Fourth Amended and Restated Partnership Agreement”. The Seventh Amendment immediately reduces the revolving credit commitments by $11.0 million and provides for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. The Seventh Amendment alters the maximum leverage ratio to 4.0 to 1.0 effective December 31, 2016 through May 31, 2017 and 3.5 to 1.0 from June 30, 2017 through December 31, 2017. The maximum leverage ratio shall be reduced by 0.50 to 1.0 for every $10.0 million of net cash proceeds, in the aggregate, received after the Seventh Amendment date from (i) the issuance of any equity by us and/or (ii) the disposition of any assets in excess of $2.0 million in the aggregate, provided, however, that in no event will the maximum leverage ratio be reduced below 3.0 to 1.0.

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

On March 23, 2017, we entered into an eighth amendment (the “Eighth Amendment”) of our amended and restated credit agreement that allows the annual auditor’s report for the years ending December 31, 2016 and 2015 to contain a qualification with respect to the short-term classification of our credit facility balance without creating a default under our credit agreement. As of March 31, 2017 and December 31, 2016, we were in compliance with respect to all covenants contained in our credit agreement.

Reverse Unit Split

On April 18, 2016, we completed a 1-for-10 reverse split on our common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. All common and subordinated unit, net income (loss) per unit and distribution per unit references included herein have been adjusted as if the change took place before the date of the earliest transaction reported. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit.

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2017, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarter ended June 30, 2015, we have accumulated arrearages at March 31, 2017 related to the common unit distribution of approximately $265.1 million.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of March 31, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017 Q2-Q4	2,900	16
2018	701	4

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of March 31, 2017, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of March 31, 2017, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of March 31, 2017. Our Sands Hill mining complex, located in southern Ohio, included one surface mine, a preparation plant and a river terminal as of March 31, 2017. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses and our remaining oil and natural gas activities.

Evaluating Our Results of Operations

Our management uses a variety of financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA, a Non-GAAP financial measure, represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in millions)
Statement of Operations Data:
Total revenues	$53.6	$39.3
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	44.9	29.5
Freight and handling costs	0.8	0.6
Depreciation, depletion and amortization	5.7	6.0
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3.1	4.0
(Gain) on sale/disposal of assets-net	-	(0.3)
Income/(loss) from operations	(0.9)	(0.5)
Interest and other (expense)/income:
Interest expense	(1.1)	(1.6)
Total interest and other (expense)	(1.1)	(1.6)
Net (loss) from continuing operations	(2.0)	(2.1)
Net income from discontinued operations	-	0.9
Net (loss)	$(2.0)	$(1.2)

Other Financial Data
Adjusted EBITDA from continuing operations	$4.8	$5.5
Adjusted EBITDA from discontinued operations	-	1.1
Total Adjusted EBITDA	$4.8	$6.6

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Summary. For the three months ended March 31, 2017, our total revenues increased to $53.6 million from $39.3 million for the three months ended March 31, 2016, which is a 36.2% increase. We sold approximately 1.0 million tons of coal for the three months ended March 31, 2017, which is a 23.2% increase compared to the tons of coal sold for the three months ended March 31, 2016. The increase in revenue and tons sold was primarily the result of increased production in Central Appalachia due to recent increases in coal prices and demand for met coal produced in this region. We anticipate the recent increase in price and demand will continue to benefit our financial results in 2017.

Net loss from continuing operations was $2.0 million for the three months ended March 31, 2017 compared to $2.1 million the three months ended March 31, 2016. Net loss from continuing operations for the three months ended March 31, 2016 was benefited by approximately $3.9 million from a prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Excluding the $3.9 million benefit for the three months ended March 31, 2016, our net loss from continuing operations improved during the three months ended March 31, 2017 compared to 2016 due to increased coal revenues from the increased demand for met coal in our Central Appalachia segment discussed earlier.

Adjusted EBITDA from continuing operations decreased to $4.8 million for the three months ended March 31, 2017 from $5.5 million for the three months ended March 31, 2016. Adjusted EBITDA from continuing operations for the three months ended March 31, 2016 was impacted by the prior service cost benefit of $3.9 million as discussed above.

Including the income from discontinued operations of approximately $0.9 million, our total net loss and Adjusted EBITDA for the three months ended March 31, 2016 were $1.2 million and $6.6 million, respectively. We did not incur a gain or loss from discontinued operations for the three months ended March 31, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	March 31, 2017	March 31, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	323.5	100.1	223.4	223.3%
Northern Appalachia	118.2	122.5	(4.3)	(3.5%)
Rhino Western	191.1	251.9	(60.8)	(24.2%)
Illinois Basin	340.7	315.7	25.0	7.9%
Total *	973.5	790.2	183.3	23.2%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.0 million tons of coal for the three months ended March 31, 2017, which was a 23.2% increase compared to the three months ended March 31, 2016. The increase in tons sold period over period was primarily due to higher sales from our Central Appalachia segment due to the increased demand for met coal from this region. Tons of coal sold in our Central Appalachia segment increased by approximately 223.3% to approximately 0.3 million tons for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to an increase in demand for met coal tons from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 3.5% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as we experienced a decrease in tons sold from our Sands Hill complex due to weak demand for coal from this region. Coal sales from our Rhino Western segment decreased by approximately 24.2% for the three months ended March 31, 2017 compared to the same period in 2016 due to losing approximately two weeks of production during the three months ended March 31, 2017 due to maintenance issues at our Castle Valley operation. The maintenance issues have been corrected, production has resumed to previous levels and we believe Castle Valley will ship additional tons in the second quarter of 2017 to make up for the lower tons sold in the first quarter. For our Illinois Basin segment, tons of coal sold increased by approximately 7.9% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as we increased production and sales period over period from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
Segment	March 31, 2017	March 31, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$23.3	$5.6	$17.7	315.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$23.3	$5.6	$17.7	315.4%
Coal revenues per ton*	$72.00	$56.00	$16.00	28.6%
Northern Appalachia
Coal revenues	$4.4	$6.7	$(2.3)	(34.1%)
Freight and handling revenues	0.1	0.6	(0.5)	(79.2%)
Other revenues	1.6	1.9	(0.3)	(13.9%)
Total revenues	$6.1	$9.2	$(3.1)	(33.1%)
Coal revenues per ton*	$37.10	$54.29	$(17.19)	(31.7%)
Rhino Western
Coal revenues	$7.3	$9.6	$(2.3)	(23.9%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$7.3	$9.6	$(2.3)	(24.0%)
Coal revenues per ton*	$38.19	$38.08	$0.11	0.3%
Illinois Basin
Coal revenues	$16.8	$14.8	$2.0	13.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$16.8	$14.8	$2.0	13.0%
Coal revenues per ton*	$49.32	$46.98	$2.34	5.0%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	0.1	0.1	-	(94.3%)
Total revenues	$0.1	$0.1	$-	(94.3%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$51.8	$36.7	$15.1	41.2%
Freight and handling revenues	0.1	0.6	(0.5)	(79.2%)
Other revenues	1.7	2.0	(0.3)	(19.0%)
Total revenues	$53.6	$39.3	$14.3	36.2%
Coal revenues per ton*	$53.19	$46.42	$6.77	14.6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the three months ended March 31, 2017 increased by approximately $15.1 million, or 41.2%, to approximately $51.8 million from approximately $36.7 million for the three months ended March 31, 2016. The increase in coal revenues was primarily due to an increase in met coal tons sold in Central Appalachia as we saw increased demand for met coal from this region during the current period. Coal revenues per ton was $53.19 for the three months ended March 31, 2017, an increase of $6.77, or 14.6%, from $46.42 per ton for the three months ended March 31, 2016. This increase in coal revenues per ton was primarily the result of a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $17.7 million, or 315.4%, to approximately $23.3 million for the three months ended March 31, 2017 from approximately $5.6 million for the three months ended March 31, 2016. This increase was primarily due to the increase in coal prices and demand for met coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $16.00, or 28.6%, to $72.00 per ton for the three months ended March 31, 2017 as compared to $56.00 for the three months ended March 31, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $4.4 million for the three months ended March 31, 2017, a decrease of approximately $2.3 million, or 34.1%, from approximately $6.7 million for the three months ended March 31, 2016. This decrease was primarily due to a decrease in tons sold from our Sands Hill complex in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the three months ended March 31, 2017. Coal revenues per ton decreased by $17.19 or 31.7% per ton for the three months ended March 31, 2017 as compared to $54.29 for the three months ended March 31, 2016, which was primarily due to lower prices at our Hopedale and Sands Hill operations compared to the prior year.

For our Rhino Western segment, coal revenues decreased by approximately $2.3 million, or 23.9%, to approximately $7.3 million for the three months ended March 31, 2017 from approximately $9.6 million for the three months ended March 31, 2016 primarily due to a decrease in tons sold resulting from the maintenance issues at our Castle Valley operation discussed earlier. Coal revenues per ton for our Rhino Western segment remained relatively flat at $38.19 per ton for the three months ended March 31, 2017, compared to $38.08 per ton for the three months ended March 31, 2016.

For our Illinois Basin segment, coal revenues of approximately $16.8 million for the three months ended March 31, 2017 increased by approximately $2.0 million, or 13.3%, compared to $14.8 million for the three months ended March 31, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $49.32 for the three months ended March 31, 2017, an increase of $2.34, or 5.0%, from $46.98 for the three months ended March 31, 2016. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category was relatively flat at approximately $0.1 million for the three months ended March 31, 2017 and 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended March 31, 2017	Three months ended March 31, 2016	Increase (Decrease) %*
Met coal tons sold	195.9	16.3	1102.8%
Steam coal tons sold	127.6	83.8	52.3%
Total tons sold	323.5	100.1	223.3%

Met coal revenue	$16,617	$1,329	1150.1%
Steam coal revenue	$6,674	$4,274	56.2%
Total coal revenue	$23,291	$5,603	315.7%

Met coal revenues per ton	$84.82	$81.61	3.9%
Steam coal revenues per ton	$52.31	$51.02	2.5%
Total coal revenues per ton	$72.00	$56.00	28.6%

Met coal tons produced	181.0	15.9	1037.1%
Steam coal tons produced	150.4	68.5	119.7%
Total tons produced	331.4	84.4	292.7%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	March 31, 2017	March 31, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$18.4	$6.8	$11.6	168.8%
Freight and handling costs	0.6	-	0.6	n/a
Depreciation, depletion and amortization	2.0	1.7	0.3	14.5%
Selling, general and administrative	0.1	-	0.1	217.2%
Cost of operations per ton*	$56.82	$68.36	$(11.54)	(16.9%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.2	$2.9	$3.3	117.7%
Freight and handling costs	0.2	0.6	(0.4)	(68.3%)
Depreciation, depletion and amortization	0.5	1.0	(0.5)	(47.7%)
Selling, general and administrative	0.1	-	0.1	(1.1%)
Cost of operations per ton*	$52.53	$23.28	$29.25	125.7%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.7	$8.2	$(1.5)	(17.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.1	1.4	(0.3)	(20.9%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$35.26	$32.48	$2.78	8.6%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.2	$12.7	$1.5	11.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.0	1.8	0.2	10.5%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$41.55	$40.16	$1.39	3.5%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.6)	$(1.1)	$0.5	(48.0%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.1	-	(24.4%)
Selling, general and administrative	2.9	4.0	(1.1)	(26.6%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$44.9	$29.5	$15.4	52.4%
Freight and handling costs	0.8	0.6	0.2	39.9%
Depreciation, depletion and amortization	5.7	6.0	(0.3)	(5.7%)
Selling, general and administrative	3.1	4.0	(0.9)	(24.5%)
Cost of operations per ton*	$46.16	$37.33	$8.83	23.7%

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

Cost of Operations. Total cost of operations was $44.9 million for the three months ended March 31, 2017 as compared to $29.5 million for the three months ended March 31, 2016. Our cost of operations per ton was $46.16 for the three months ended March 31, 2017, an increase of $8.83, or 23.7%, from the three months ended March 31, 2016. Total cost of operations in Central Appalachia increased by $11.6 million, primarily due to an increase in production in Central Appalachia as we increased production in this region during the three months ended March 31, 2107 due to increased demand for met coal from this region. The total cost of operations in Northern Appalachia increased by $3.3 million during the three months ended March 31, 2017, as compared to the same period in 2016, which was the result of a prior service cost benefit of $3.9 million during the three months ended March 31, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. The increase in the cost of operations on a per ton basis was primarily due to the service cost benefit recognized in our Northern Appalachia operations for the three months ended March 31, 2016 compared to the current period.

Our cost of operations for the Central Appalachia segment increased by $11.6 million, or 168.8%, to $18.4 million for the three months ended March 31, 2017 from $6.8 million for the three months ended March 31, 2016. Total cost of operations increased period over period as we increased production in this region during the three months ended March 31, 2107 due to increased demand for met coal from this region. Our cost of operations per ton of $56.82 for the three months ended March 31, 2017 was a reduction of 16.9% compared to $68.36 per ton for the three months ended March 31, 2016. We increased production during the current period due to increased met coal demand that resulted in lower cost of operations per ton compared to the prior period.

In our Northern Appalachia segment, our cost of operations increased by $3.3 million, or 117.7%, to $6.2 million for the three months ended March 31, 2017 from $2.9 million for the three months ended March 31, 2016. Our cost of operations per ton was $52.53 for the three months ended March 31, 2017, an increase of $29.25, or 125.7%, compared to $23.28 for the three months ended March 31, 2016. The lower cost of operations and cost of operations per ton in Northern Appalachia during the three months ended March 31, 2016 was impacted by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period.

Our cost of operations for the Rhino Western segment decreased by $1.5 million, or 17.6%, to $6.7 million for the three months ended March 31, 2017 from $8.2 million for the three months ended March 31, 2016. Total cost of operations decreased for the three months ended March 31, 2017 compared to the same period in 2016 due to decreased tons produced and sold from our Castle Valley operation due to the maintenance issues discussed earlier. Our cost of operations per ton was $35.26 for the three months ended March 31, 2017, an increase of $2.78, or 8.6%, compared to $32.48 for the three months ended March 31, 2016. Cost of operations per ton increased for the three months ended March 31, 2017 compared to the same period in 2016 due to fixed operating costs being allocated to lower sales tons at our Castle Valley operation from the maintenance issues previously discussed.

Cost of operations in our Illinois Basin segment was $14.2 million while cost of operations per ton was $41.55 for the three months ended March 31, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended March 31, 2016, cost of operations in our Illinois Basin segment was $12.7 million and cost of operations per ton was $40.16. The increase in cost of operations and cost of operations per ton was primarily the result of increased production period over period at the Pennyrile complex.

Freight and Handling. Total freight and handling cost increased to $0.8 million for the three months ended March 31, 2017 as compared to $0.6 million for the three months ended March 31, 2016. The increase primarily resulted from freight and handling costs at our Central Appalachia operations as we increased production and sales due to higher met coal demand that required us to provide transportation to certain met coal export customers.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended March 31, 2017 was $5.7 million as compared to $6.0 million for the three months ended March 31, 2016.

For the three months ended March 31, 2017, our depreciation cost decreased to $4.4 million compared to $5.3 million for the three months ended March 31, 2016. This decrease primarily resulted from lower depreciation costs in our Northern Appalachia segment in the current quarter compared to the prior year as we have fully depreciated assets in this region.

For the three months ended March 31, 2017 and 2016 our depletion cost remained flat at $0.4 million.

For the three months ended March 31, 2017, our amortization cost was $0.9 million compared to $0.3 million for the three months ended March 31, 2016. The increase period over period was due to an increase in amortization of mine development cost, which was the result of increased mining operations in Central Appalachia compared to the prior period.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2017 decreased to $3.1 million as compared to $4.0 million for the three months ended March 31, 2016. This decrease was primarily attributable lower corporate overhead.

Interest Expense. Interest expense for the three months ended March 31, 2017 decreased to $1.2 million as compared to $1.7 million for the three months ended March 31, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	March 31, 2017	March 31, 2016	(Decrease)
	(in millions)
Central Appalachia	$2.3	$(3.0)	$5.3
Northern Appalachia	(0.8)	4.7	(5.5)
Rhino Western	(0.6)	-	(0.6)
Illinois Basin	0.7	0.3	0.4
Other	(3.6)	(4.1)	0.5
Total	$(2.0)	$(2.1)	$0.1

For the three months ended March 31, 2017, total net loss from continuing operations was approximately $2.0 million compared to net loss from continuing operations of approximately $2.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, our net loss from continuing operations was positively impacted by increased production and sales from our Central Appalachia operations in the first quarter of 2017 compared to the prior period. For the three months ended March 31, 2016, our total net loss from continuing operations was impacted by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period.

For our Central Appalachia segment, net income from continuing operations was approximately $2.3 million for the three months ended March 31, 2017, an increase of $5.3 million in net income as compared to the three months ended March 31, 2016. The increase in net income was primarily due to increased production and sales from the Central Appalachia mining operations in the first quarter of 2017 due to increased demand for met coal from this region. Net loss from continuing operations in our Northern Appalachia segment was $0.8 million for the three months ended March 31, 2017 compared to net income of $4.7 million for the three months ended March 31, 2016. The net income from continuing operations for the three months ended March 31, 2016 was impacted by a prior service cost benefit of $3.9 million at our Hopedale operation as discussed above.

Net loss from continuing operations in our Rhino Western segment was $0.6 million for the three months ended March 31, 2017, compared to break even from continuing operations for the three months ended March 31, 2016. This increase in net loss was primarily the result of fewer tons sold at our Castle Valley operation due to the maintenance issues discussed earlier. For our Illinois Basin segment, we generated net income from continuing operations of $0.7 million for the three months ended March 31, 2017, which was an improvement of $0.4 million compared to the three months ended March 31, 2016. This increase in net income was primarily the result of increased coal sales at our Pennyrile mining complex as we fulfilled our customer contracts. For the Other category, we had a net loss from continuing operations of $3.6 million for the three months ended March 31, 2017 as compared to net loss from continuing operations of $4.1 million for the three months ended March 31, 2016. This decrease in net loss period over period was primarily attributable lower corporate overhead charges.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended March 31, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	March 31, 2017	March 31, 2016	(Decrease)
	(in millions)
Central Appalachia	$4.3	$(1.1)	$5.4
Northern Appalachia	(0.3)	5.7	(6.0)
Rhino Western	0.5	1.4	(0.9)
Illinois Basin	2.7	2.2	0.5
Other	(2.4)	(2.7)	0.3
Total	$4.8	$5.5	$(0.7)

Adjusted EBITDA from continuing operations for the three months ended March 31, 2017, was $4.8 million, a decrease of $0.7 million from the three months ended March 31, 2016. Adjusted EBITDA from continuing operations decreased period over period primarily due to the prior service benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period. Adjusted EBITDA for the three months ended March 31, 2017 and 2016 were $4.8 million and $6.6 million, respectively, once the results from discontinued operations were included. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2017	Appalachia	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net income/(loss) from continuing operations	$2.3	$(0.8)	$(0.6)	$0.7	$(3.6)	$(2.0)
Plus:
DD&A	2.0	0.5	1.1	2.0	0.1	5.7
Interest expense	-	-	-	-	1.2	1.2
EBITDA from continuing operations†*	$4.3	$(0.3)	$0.5	$2.7	$(2.4)	$4.8
Adjusted EBITDA from continuing operations†	4.3	(0.3)	0.5	2.7	(2.4)	4.8
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$4.3	$(0.3)	$0.5	$2.7	$(2.4)	$4.8

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2016	Appalachia	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net income/(loss) from continuing operations	$(3.0)	$4.7	$-	$0.3	$(4.1)	$(2.1)
Plus:
DD&A	1.7	1.0	1.4	1.8	0.1	6.0
Interest expense	0.2	-	-	0.1	1.2	1.5
EBITDA from continuing operations†*	$(1.1)	$5.7	$1.4	$2.2	$(2.7)	$5.5
Adjusted EBITDA from continuing operations†	(1.1)	5.7	1.4	2.2	(2.7)	5.5
EBITDA from discontinued operations	1.1	-	-	-	-	1.1
Adjusted EBITDA †	$-	$5.7	$1.4	$2.2	$(2.7)	$6.6

*	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended March 31,
	2017	2016
	(in millions)
Net cash provided by operating activities	$1.3	$(1.2)
Plus:
Increase in net operating assets	3.5	2.4
Gain on sale of assets	-	0.3
Amortization of deferred revenue	-	0.1
Amortization of actuarial gain	-	4.8
Interest expense	1.2	1.6
Equity in net income of unconsolidated affiliate	-	-
Less:
Amortization of advance royalties	0.3	0.2
Amortization of debt issuance costs	0.3	0.6
Loss on retirement of advanced royalties	0.1	0.1
Accretion on asset retirement obligations	0.5	0.4
Equity in net loss of unconsolidated affiliates	-	0.1
EBITDA†	$4.8	$6.6
Adjusted EBITDA†	4.8	6.6
Less: EBITDA from discontinued operations	-	1.1
Adjusted EBITDA from continuing operations †	$4.8	$5.5

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

Our principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of March 31, 2017, our available liquidity was $7.8 million, including cash on hand of $0.1 million and $7.7 million available under our credit facility. On May 13, 2016, we entered into a Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. In December 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read — “Amended and Restated Credit Agreement.”

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

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability at March 31, 2017 and December 31, 2016, of $14.8 million and $10.0 million, respectively, should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our amended and restated credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility.

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

Cash Flows

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2017 as compared to cash used in operating activities of $1.2 million for the three months ended March 31, 2016. This increase in cash provided by operating activities for the three months ended March 31, 2017 was primarily the result of the increase in production and sales in our Central Appalachia segment for the three months ended March 31, 2017 as compared to 2016 due to increased met coal demand from this region.

Net cash used for investing activities was $6.1 million for the three months ended March 31, 2017 as compared to cash used for investing activities of $2.2 million for the three months ended March 31, 2016. Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was primarily related to capital expenditures necessary for maintaining our mining operations.

Net cash provided by financing activities for the three months ended March 31, 2017 was $4.8 million, which was primarily attributable to net borrowings on our revolving credit facility this period. Net cash provided by financing activities for the three months ended March 31, 2016 was $4.0 million, which was attributable to net borrowings on our revolving credit facility and contributions from Royal’s acquisition of common units.

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

Actual maintenance capital expenditures for the three months ended March 31, 2017 were approximately $1.8 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2017 were approximately $4.8 million and primarily related to purchases of additional equipment to be used to expand our met coal production capacity in Central Appalachia.

Amended and Restated Credit Agreement

On July 29, 2011, we executed the Amended and Restated Credit Agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Amended and Restated Credit Agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $48.7 million as of March 31, 2017. The amount available for letters of credit was unchanged from these amendments.

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

On March 17, 2016, we entered into the Fourth Amendment (“Fourth Amendment”) of our amended and restated credit agreement. The Fourth Amendment amended the definition of change of control in the amended and restated credit agreement to permit Royal to purchase the membership interests of our general partner. The Fourth Amendment reduced the borrowing capacity under the credit facility to a maximum of $80 million and reduced the amount available for letters of credit to $30 million. The Fourth Amendment eliminated the option to borrow funds utilizing the LIBOR rate plus an applicable margin and established the borrowing rate for all borrowings under the facility to be based upon the current PRIME rate plus an applicable margin of 3.50%. The Fourth Amendment eliminated the capability to make Swing Loans under the facility and eliminated our ability to pay distributions to our common or subordinated unitholders. The Fourth Amendment altered the maximum leverage ratio, calculated as of the end of the most recent month, on a trailing twelve-month basis, to 6.75 to 1.00. The leverage ratio shall be reduced by 0.50 to 1.00 for every $10 million of net cash proceeds, in the aggregate, received by us after the date of the Fourth Amendment from a liquidity event; provided, however, that in no event shall the maximum permitted leverage ratio be reduced below 3.00 to 1.00. A liquidity event is defined in the Fourth Amendment as the issuance of any equity by us on or after the Fourth Amendment effective date (other than the Royal equity contribution discussed above), or the disposition of any assets by us. The Fourth Amendment required us to maintain minimum liquidity of $5 million and minimum EBITDA (as defined in the credit agreement), calculated as of the end of the most recent month, on a trailing twelve month basis, of $8 million. The Fourth Amendment limited the amount of our capital expenditures to $15 million, calculated as of end of the most recent month, on a trailing twelve-month basis. The Fourth Amendment required us to provide monthly financial statements and a weekly rolling thirteen-week cash flow forecast to the Administrative Agent.

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

In July 2016, we entered into the Sixth Amendment (“Sixth Amendment”) of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduces the maximum commitment amount allowed under the credit facility for the additional $1.5 million to be received from the Elk Horn sale by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017.

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

On March 23, 2017, we entered into an Eighth Amendment (“Eighth Amendment”) of our amended and restated credit agreement that allows the annual auditor’s report for the years ending December 31, 2016 and 2015 to contain a qualification with respect to the short-term classification of our credit facility balance without creating a default under the credit agreement.

As of and for the twelve months ended March 31, 2017, we are in compliance with respect to all covenants contained in the credit agreement.

At March 31, 2017, the Operating Company had borrowings outstanding (excluding letters of credit) of $14.8 million at a variable interest rate of PRIME plus 3.50% (7.50% at March 31, 2017). In addition, the Operating Company had outstanding letters of credit of approximately $26.1 million at a fixed interest rate of 5.00% at March 31, 2017. Based upon a maximum borrowing capacity of 4.00 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $7.7 million at March 31, 2017. During the three months ended March 31, 2017, we had average borrowings outstanding of approximately $13.9 million under our credit agreement.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our amended and restated credit agreement. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit as a percentage of our aggregate bond liability. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of March 31, 2017, we had $26.1 million in letters of credit outstanding, of which $20.7 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and estimates as of March 31, 2017.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2016. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended March 31, 2017 is included in Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1**	Membership Interest Purchase Agreement, dated August 22, 2016, by and among Rhino Energy LLC and Elk Horn Coal Acquisition LLC, incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on November 10, 2016

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017.

4.1	Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

4.2	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

10.1*	Eighth Amendment to Amended and Restated Credit Agreement, dated March 23, 2017 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Exhibit Number	Description

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

**	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: May 12, 2017	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ W. Scott Morris
W. Scott Morris
Vice President and Chief Financial Officer
(Principal Financial Officer)

