Form 10-Q
period 2017-06-30
Rhino Resource Partners LP
filed 2017-08-11
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, 12,993,869 common units and 1,235,534 subordinated units were outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations or our ability to obtain alternative financing upon the expiration of our amended and restated senior secured credit facility and our related ability to continue as a going concern; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes; declines in demand for electricity and coal; the consummation of the acquisition of Armstrong Energy, Inc. from, and the transfer of 50% of our general partner to, Yorktown Partners LLC; our ability to realize the expected benefits of an acquisition of Armstrong Energy, Inc.; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in (1) this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2016, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$47
Accounts receivable, net of allowance for doubtful accounts ($-0- as of June 30, 2017 and December 31, 2016)	19,579	13,893
Inventories	10,471	8,050
Advance royalties, current portion	931	898
Investment in available for sale securities	10,580	3,532
Prepaid expenses and other	4,648	5,133
Total current assets	46,246	31,553
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	457,262	449,181
Less accumulated depreciation, depletion and amortization	(276,229)	(266,874)
Net property, plant and equipment	181,033	182,307
Advance royalties, net of current portion	7,767	7,652
Investment in unconsolidated affiliates	130	5,121
Intangible purchase option	21,750	21,750
Note receivable-related party	2,040	2,040
Other non-current assets	27,517	27,018
TOTAL	$286,483	$277,441
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,854	$10,420
Accrued expenses and other	15,028	10,063
Current portion of long-term debt	12,290	10,040
Current portion of asset retirement obligations	917	917
Total current liabilities	41,089	31,440
NON-CURRENT LIABILITIES:
Asset retirement obligations, net of current portion	23,275	22,361
Other non-current liabilities	45,783	45,371
Total non-current liabilities	69,058	67,732
Total liabilities	110,147	99,172
COMMITMENTS AND CONTINGENCIES (NOTE 12)
PARTNERS’ CAPITAL:
Limited partners	150,759	154,696
Subscription receivable from limited partners	(2,000)	(2,000)
General partner	8,942	8,959
Preferred partners	17,473	15,000
Preferred partner distribution earned	(2,473)	-
Accumulated other comprehensive income	3,635	1,614
Total partners’ capital	176,336	178,269
TOTAL	$286,483	$277,441

See notes to unaudited condensed consolidated financial statements

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
REVENUES:
Coal sales	$54,710	$39,106	$106,491	$75,786
Freight and handling revenues	187	581	318	1,210
Other revenues	1,638	1,926	3,276	3,947
Total revenues	56,535	41,613	110,085	80,943
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46,671	33,361	91,610	62,857
Freight and handling costs	228	516	997	1,066
Depreciation, depletion and amortization	5,609	5,810	11,307	11,851
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2,732	3,904	5,783	7,943
Loss/(Gain) on sale/disposal of assets—net	80	(25)	43	(295)
Total costs and expenses	55,320	43,566	109,740	83,422
INCOME/(LOSS) FROM OPERATIONS	1,215	(1,953)	345	(2,479)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(965)	(1,720)	(2,120)	(3,290)
Interest income and other	-	31	-	64
Equity in net (loss)/income of unconsolidated affiliates	40	(26)	36	(105)
Total interest and other (expense)	(925)	(1,715)	(2,084)	(3,331)
NET INCOME/(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	290	(3,668)	(1,739)	(5,810)
INCOME TAXES	-	-	-	-
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	290	(3,668)	(1,739)	(5,810)
DISCONTINUED OPERATIONS (NOTE 3)
Loss from discontinued operations	-	(118,285)	-	(117,366)
NET INCOME/(LOSS)	290	(121,953)	(1,739)	(123,176)
Other comprehensive income:
Fair market value adjustment for available-for-sale investment	554	-	2,021	-
Amortization of actuarial gain	-	-	-	(4,796)
COMPREHENSIVE INCOME/(LOSS)	$844	$(121,953)	$282	$(127,972)

General partner’s interest in net (loss):
Net (loss) from continuing operations	$(4)	$(24)	$(17)	$(67)
Net (loss) from discontinued operations	-	(784)	-	(765)
General partner’s interest in net (loss)	$(4)	$(808)	$(17)	$(832)
Common unitholders’ interest in net (loss):
Net (loss) from continuing operations	$(970)	$(3,145)	$(3,829)	$(4,202)
Net (loss) from discontinued operations	-	(101,413)	-	(85,309)
Common unitholders’ interest in net (loss)	$(970)	$(104,558)	$(3,829)	$(89,511)
Subordinated unitholders’ interest in net (loss):
Net (loss) from continuing operations	$(93)	$(499)	$(366)	$(1,541)
Net (loss) from discontinued operations	-	(16,088)	-	(31,292)
Subordinated unitholders’ interest in net (loss)	$(93)	$(16,587)	$(366)	$(32,833)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$1,357	n/a	$2,473	n/a
Net income from discontinued operations	-	n/a	-	n/a
Preferred unitholders’ interest in net income	$1,357	n/a	$2,473	$-
Net (loss) per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.08)	$(0.40)	$(0.30)	$(1.25)
Net (loss) per unit from discontinued operations	-	(13.02)	-	(25.32)
Net (loss) per common unit, basic	$(0.08)	$(13.42)	$(0.30)	$(26.57)
Subordinated units
Net (loss) per unit from continuing operations	$(0.08)	$(0.40)	$(0.30)	$(1.25)
Net (loss) per unit from discontinued operations	-	(13.02)	-	(25.32)
Net (loss) per subordinated unit, basic	$(0.08)	$(13.42)	$(0.30)	$(26.57)
Preferred units
Net income per unit from continuing operations	$0.90	n/a	$1.65	n/a
Net income per unit from discontinued operations	-	n/a	-	n/a
Net income per preferred unit, basic	$0.90	n/a	$1.65	n/a
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(0.08)	$(0.40)	$(0.30)	$(1.25)
Net (loss) per unit from discontinued operations	-	(13.02)	-	(25.32)
Net (loss) per common unit, diluted	$(0.08)	$(13.42)	$(0.30)	$(26.57)
Subordinated units
Net (loss) per unit from continuing operations	$(0.08)	$(0.40)	$(0.30)	$(1.25)
Net (loss) per unit from discontinued operations	-	(13.02)	-	(25.32)
Net (loss) per subordinated unit, diluted	$(0.08)	$(13.42)	$(0.30)	$(26.57)
Preferred units
Net income per unit from continuing operations	$0.90	n/a	$1.65	n/a
Net income per unit from discontinued operations	-	n/a	-	n/a
Net income per preferred unit, diluted	$0.90	n/a	$1.65	n/a

Distributions paid per limited partner unit (1)	$-	$-	$-	$-

Weighted average number of limited partner units outstanding, basic:
Common units	12,964	7,788	12,920	3,368
Subordinated units	1,236	1,236	1,236	1,236
Preferred units	1,500	n/a	1,500	n/a
Weighted average number of limited partner units outstanding, diluted:
Common units	12,964	7,788	12,920	3,368
Subordinated units	1,236	1,236	1,236	1,236
Preferred units	1,500	n/a	1,500	n/a

(1) No distributions were paid for the six months ended June 30, 2017 and 2016.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,739)	$(123,176)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,307	12,178
Accretion on asset retirement obligations	948	763
Amortization of deferred revenue	-	(718)
Amortization of advance royalties	567	570
Amortization of debt issuance costs	670	998
Amortization of actuarial gain	-	(4,796)
Equity in net loss/(income) of unconsolidated affiliates	(36)	105
Loss on retirement of advance royalties	140	140
Loss on asset impairments	-	118,705
(Gain) on sale/disposal of assets—net	43	(295)
Equity-based compensation	260	520
Changes in assets and liabilities:
Accounts receivable	(5,932)	1,371
Inventories	(2,421)	710
Advance royalties	(855)	(1,188)
Prepaid expenses and other assets	(1,359)	(697)
Accounts payable	2,227	1,676
Accrued expenses and other liabilities	3,497	(2,626)
Asset retirement obligations	(34)	(142)
Postretirement benefits	-	(45)
Net cash provided by operating activities	7,283	4,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(10,612)	(4,362)
Proceeds from sales of property, plant, and equipment	406	341
Proceeds from business disposal	890	-
Net cash used in investing activities	(9,316)	(4,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	64,750	48,800
Repayments on line of credit	(62,500)	(52,250)
Repayments on long-term debt	-	(111)
Distributions to unitholders	-	(24)
Payments on debt issuance costs	(227)	(1,510)
Limited partner contributions	-	5,000
Net cash provided by/(used in) financing activities	2,023	(95)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10)	(63)
CASH AND CASH EQUIVALENTS—Beginning of period	47	78
CASH AND CASH EQUIVALENTS—End of period	$37	$15

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of June 30, 2017, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the unaudited condensed consolidated statements of operations and comprehensive income related to the disposal of the Elk Horn coal leasing business during 2016. See Note 3 for further information on the Elk Horn disposal.

Debt Classification— The Partnership evaluated its amended and restated senior secured credit facility at June 30, 2017 to determine whether this debt liability should be classified as a long-term or current liability on the Partnership’s unaudited condensed consolidated statements of financial position. On May 13, 2016, the Partnership entered into a fifth amendment (the “Fifth Amendment”) of its amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. As of December 31, 2016, the Partnership had met the requirements to extend the maturity date of the credit facility to December 31, 2017. Since the credit facility has an expiration date of December 2017, the Partnership determined that its credit facility debt liability at June 30, 2017 and December 31, 2016 of $12.3 million and $10.0 million, respectively, should be classified as a current liability on its unaudited condensed consolidated statements of financial position. The classification of the credit facility balance as a current liability raises substantial doubt of the Partnership’s ability to continue as a going concern for the next twelve months. The Partnership is considering alternative financing options that could result in a new long-term credit facility. Since the credit facility has an expiration date of December 31, 2017, the Partnership will have to secure alternative financing to replace its credit facility by the expiration date of December 31, 2017 in order to continue its normal business operations and meet its obligations as they come due. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

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

Reverse Unit Split

On April 18, 2016, the Partnership completed a 1-for-10 reverse split on its common units and subordinated units. Pursuant to the reverse split, common unitholders received one common unit for every 10 common units owned on April 18, 2016 and subordinated unitholders received one subordinated unit for every 10 subordinated units owned on April 18, 2016. All common and subordinated units, net income (loss) per unit and distribution per unit references included herein have been adjusted as if the change took place before the date of the earliest transaction reported. Any fractional units resulting from the reverse unit split were rounded to the nearest whole unit.

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

On March 21, 2016, the Partnership and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 6,000,000 common units in the Partnership to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to the Partnership (“Rhino Promissory Note”) in the amount of $7.0 million. The promissory note was payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of the General Partner determine that the Partnership does not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, the Partnership has the option to rescind Royal’s purchase of 1,333,333 common units and the applicable installment will not be payable (each, a “Rescission Right”). If the Partnership fails to exercise a Rescission Right, in each case, the Partnership has the option to repurchase 1,333,333 common units at $3.00 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. On May 13, 2016 and September 30, 2016, Royal paid the Partnership $3.0 million and $2.0 million, respectively, for the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively. The payments were made in relation to the Fifth Amendment of the amended and restated credit agreement completed on May 13, 2016. See Note 8 for more information on the Fifth Amendment to the amended and restated credit agreement. On December 30, 2016, the Partnership modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018 (see “Letter Agreement” discussion below).

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

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment (defined below) and the GP Amendment (defined below). Upon the request by Rhino Holdings, the Partnership will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

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

Series A Preferred Unit Purchase Agreement

On December 30, 2016, the Partnership entered into a Series A Preferred Unit Purchase Agreement (the “Preferred Unit Agreement”) with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal purchased 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in the Partnership at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in the Amended and Restated Partnership Agreement. Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to the Partnership and Weston assigned to the Partnership a $2.0 million note receivable from Royal originally dated September 30, 2016 (the “Weston Promissory Note”).

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

In December 2012, the Partnership made an initial investment in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. In November 2014, the Partnership contributed its investment interest in Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. In October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth, Inc.

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). The Partnership accounts for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating income for this investment for the three and six months ended June 30, 2017 of approximately $40,000 and $36,000, respectively. The Partnership recorded its proportionate share of the operating (loss) for Sturgeon for the three and six months ended June 30, 2016 of approximately ($26,000) and ($0.1) million, respectively. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of June 30, 2017, the Partnership owned 568,794 shares of Mammoth Inc.

As of June 30, 2017 and December 31, 2016, the Partnership recorded a fair market value adjustment of $2.0 million and $1.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at June 30, 2017 and December 31, 2016, respectively, which was recorded in Other Comprehensive Income. As of June 30, 2017 and December 31, 2016, the Partnership has recorded its investment in Mammoth Inc. as a short-term asset, which the Partnership has classified as available-for-sale. The Partnership has included its investment in Mammoth Inc. and its prior investment in Muskie and Sturgeon in its Other category for segment reporting purposes.

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

3. DISCONTINUED OPERATIONS

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration will be paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The Partnership recorded a loss of $119.9 million from the Elk Horn disposal during the year ended December 31, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016.

Major components of net (loss)/income from discontinued operations for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Major line items constituting (loss)/income from discontinued operations for the Elk Horn disposal:
Other revenues	$-	$1,127	$-	$2,226
Total revenues	-	1,127		2,226

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	499	-	454
Depreciation, depletion and amortization	-	121	-	326
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	82	-	97
(Gain) on sale/disposal of assets, net	-	-		-
Loss on asset impairment		118,705	-	118,705
Interest expense and other	-	5	-	10
Total costs and expenses	-	119,412	-	119,592
Loss from discontinued operations before income taxes for the Elk Horn disposal	-	(118,285)	-	(117,366)
Income taxes	-	-
Net loss from discontinued operations	$-	$(118,285)	$-	$(117,366)

Cash Flows. The depreciation, depletion and amortization amounts for Elk Horn for each period presented are listed in the previous table. The Partnership did not fund any capital expenditures for Elk Horn for any periods presented. The amortization of Elk Horn’s deferred revenue, which was zero and $0.7 million for the six months ended June 30, 2017 and 2016, respectively, is the only material non-cash operating item for all periods presented. Elk Horn did not have any material non-cash investing items for the six months ended June 30, 2016.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Other prepaid expenses	$1,180	$707
Debt issuance costs—net	796	1,239
Prepaid insurance	2,011	1,432
Prepaid leases	96	77
Supply inventory	565	614
Deposits	-	164
Note receivable-current portion	-	900
Total Prepaid expenses and other	$4,648	$5,133

Debt issuance costs were included in Prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016 since the Partnership classified its credit facility balance as a current liability. See Note 8 for further information on the amendments to the amended and restated senior secured credit facility.

As of December 31, 2016, the note receivable balance of $0.9 million related to the $1.5 million of consideration to be paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier. The note receivable was paid in full as of June 30, 2017.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2017 and December 31, 2016 are summarized by major classification as follows:

	Useful Lives	June 30, 2017	December 31, 2016
		(in thousands)
Land		$15,973	$16,377
Mining and other equipment and related facilities	2 - 20 Years	313,115	305,626
Mine development costs	1 - 15 Years	57,459	57,392
Coal properties and oil and natural gas properties	1 - 15 Years	67,989	67,989
Construction work in process		2,726	1,797
Total		457,262	449,181
Less accumulated depreciation, depletion and amortization		(276,229)	(266,874)
Net		$181,033	$182,307

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$4,384	$5,023	$8,820	$10,310
Depletion expense for coal properties and oil and natural gas properties	415	427	770	820
Amortization expense for mine development costs	788	379	1,545	782
Amortization expense for asset retirement costs	22	(19)	172	(61)
Total depreciation, depletion and amortization	$5,609	$5,810	$11,307	$11,851

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

6. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Deposits and other	$219	$218
Due (to)/from Rhino GP	(60)	(573)
Non-current receivable	27,157	27,157
Deferred expenses	201	216
Total	$27,517	$27,018

Non-current receivable. The non-current receivable balance of $27.2 million as of June 30, 2017 and December 31, 2016 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

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

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Payroll, bonus and vacation expense	$2,191	$1,496
Non income taxes	3,608	2,252
Royalty expenses	2,235	1,617
Accrued interest	605	601
Health claims	713	630
Workers’ compensation & pneumoconiosis	2,450	2,450
Accrued insured litigation claims	26	277
Preferred unit distribution	2,473	-
Other	727	740
Total	$15,028	$10,063

The $26,000 and $277,000 accrued for insured litigation claims as of June 30, 2017 and December 31, 2016, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis, as a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. DEBT

Debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$12,290	$10,040
Other notes payable	-	-
Total	12,290	10,040
Less current portion	(12,290)	(10,040)
Long-term debt	$-	$-

Senior Secured Credit Facility with PNC Bank, N.A.— On July 29, 2011, the Partnership executed the amended and restated credit agreement (as amended, the “Amended and Restated Credit Agreement”). The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the amended and restated credit agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $46.3 million as of June 30, 2017. The amount available for letters of credit was unchanged from these amendments.

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

On May 13, 2016, the Partnership entered into a fifth amendment of the amended and restated credit agreement, which extended the term to July 31, 2017.

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of its amended and restated senior secured credit agreement that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment further reduced the maximum commitment amount allowed under the credit facility by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017 for the additional $1.5 million that was to be received from the Elk Horn sale.

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

On March 23, 2017, the Partnership entered into an eighth amendment (the “Eighth Amendment”) of its amended and restated credit agreement that allows the annual auditor’s report for the years ended December 31, 2016 and 2015 to contain a qualification with respect to the short-term classification of the Partnership’s credit facility balance without creating a default under the credit agreement. As of June 30, 2017 and December 31, 2016, the Partnership was in compliance with respect to all covenants contained in its credit agreement.

On June 9, 2017, the Partnership entered into a ninth amendment (the “Ninth Amendment”) of its amended and restated credit agreement that permitted outstanding letters of credit to be replaced with different counterparties without affecting the revolving credit commitments under the credit agreement. The Ninth Amendment also permits certain lease and sale leaseback transactions under the credit agreement that do not affect the revolving credit commitments under the credit agreement for asset dispositions and also do not factor in the calculation of the maximum capital expenditures allowed under the credit agreement.

At June 30, 2017, the Operating Company had borrowed $12.3 million at a variable interest rate of PRIME plus 3.50% (7.75% at June 30, 2017). In addition, the Operating Company had outstanding letters of credit of $26.1 million at a fixed interest rate of 5.00% at June 30, 2017. Based upon a maximum borrowing capacity of 3.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $7.9 million of the borrowing availability at June 30, 2017.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2017 and the year ended December 31, 2016 are as follows:

	Six months ended	Year ended
	June 30, 2017	December 31, 2016
	(in thousands)
Balance at beginning of period (including current portion)	$23,278	$23,077
Accretion expense	948	1,486
Adjustments to the liability from annual recosting and other	-	(1,085)
Liabilities settled	(34)	(200)
Balance at end of period	24,192	23,278
Less current portion of asset retirement obligation	(917)	(917)
Long-term portion of asset retirement obligation	$23,275	$22,361

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

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and six months ended June 30, 2017 and 2016 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
401(k) plan expense	$350	$402	$720	$706

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

As discussed in Note 1, on March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP LLC as well as 945,525 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction, which constituted a change in control of the Partnership. The language in the Partnership’s phantom unit and restricted unit grant agreements states that all outstanding, unvested units would become immediately vested upon a change in control. For the six months ended June 30, 2016, the Partnership recognized approximately $10,000 of expense from the vesting of these units as a result of the change in control.

12. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2017, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017Q3-Q4	1,884	15
2018	1,001	5
2019	300	1

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments— The Partnership has a commitment to purchase approximately 1.0 million gallons of diesel fuel at fixed prices from January 2017 through December 2017 for approximately $2.0 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership had no expense for purchase coal from coal purchase contracts or expense from OTC purchases for the three and six months ended June 30, 2017 and 2016.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2017 and 2016 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Lease expense	$978	$1,049	$2,491	$2,078
Royalty expense	$3,950	$2,606	$7,327	$4,948

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the six months ended June 30, 2017 and 2016.

Prior to the Partnership’s contribution of Sturgeon to Mammoth, Inc. in June 2017, the Partnership may have contributed additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest. The Partnership did not make any capital contributions to the Sturgeon joint venture during the six months ended June 30, 2017 or 2016. See Note 2 for discussion on the contribution of Sturgeon to Mammoth, Inc.

Series A preferred unit distributions- For the six months ended June 30, 2017, the Partnership accrued $2.5 million for distributions due to preferred unit holders based on the Series A Preferred Unit Purchase Agreement discussed in Note 1. The accrued Series A preferred unit distribution is included on the Accrued expenses and other line of the Partnership’s unaudited condensed consolidated statements of financial position.

13. EARNINGS PER UNIT (“EPU”)

On April 18, 2016, the Partnership completed a 1-for-10 reverse split on its common units and subordinated units. The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended June 30, 2017 and 2016, which include the retrospective application of the 1-for-10 reverse unit split:

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred total net losses for the three and six months ended June 30, 2017 and 2016, all potential dilutive units were excluded from the diluted EPU calculation for these periods.

Three months ended June 30, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(4)	$(970)	$(93)	$1,357
Net(loss)/income from discontinued operations	-	-	-	-
Total interest in net (loss)/income	$(4)	$(970)	$(93)	$1,357
Denominator:
Weighted average units used to compute basic EPU	n/a	12,964	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,964	1,236	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.08)	$(0.08)	$0.90
Net(loss/income) per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.08)	$(0.08)	$0.90
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.08)	$(0.08)	0.90
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, diluted	n/a	$(0.08)	$(0.08)	0.90

Six months ended June 30, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(17)	$(3,829)	$(366)	$2,473
Net (loss)/income from discontinued operations	-	-	-	-
Total interest in net (loss)/income	$(17)	$(3,829)	$(366)	$2,473
Denominator:
Weighted average units used to compute basic EPU	n/a	12,920	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,920	1,236	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.30)	$(0.30)	$1.65
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.30)	$(0.30)	$1.65
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.30)	$(0.30)	1.65
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, diluted	n/a	$(0.30)	$(0.30)	1.65

Three months ended June 30, 2016	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss):
Net (loss) from continuing operations	$(24)	$(3,145)	$(499)	n/a
Net (loss) from discontinued operations	(784)	(101,413)	(16,088)	n/a
Total interest in net (loss)	$(808)	$(104,558)	$(16,587)	n/a
Denominator:
Weighted average units used to compute basic EPU	n/a	7,788	1,236	n/a
Weighted average units used to compute diluted EPU	n/a	7,788	1,236	n/a

Net (loss) per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.40)	$(0.40)	n/a
Net (loss) per unit from discontinued operations	n/a	(13.02)	(13.02)	n/a
Net (loss) per common unit, basic	n/a	$(13.42)	$(13.42)	n/a
Net (loss) per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.40)	$(0.40)	n/a
Net (loss) per unit from discontinued operations	n/a	(13.02)	(13.02)	n/a
Net (loss) per common unit, diluted	n/a	$(13.42)	$(13.42)	n/a

Six months ended June 30, 2016	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss):
Net (loss) from continuing operations	$(67)	$(4,202)	$(1,541)	n/a
Net (loss) from discontinued operations	(765)	(85,309)	(31,292)	n/a
Total interest in net (loss)	$(832)	$(89,511)	$(32,833)	n/a
Denominator:
Weighted average units used to compute basic EPU	n/a	3,368	1,236	n/a
Weighted average units used to compute diluted EPU	n/a	3,368	1,236	n/a

Net (loss) per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(1.25)	$(1.25)	n/a
Net (loss) per unit from discontinued operations	n/a	(25.32)	(25.32)	n/a
Net (loss) per common unit, basic	n/a	$(26.57)	$(26.57)	n/a
Net (loss) per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(1.25)	$(1.25)	n/a
Net (loss) per unit from discontinued operations	n/a	(25.32)	(25.32)	n/a
Net (loss) per common unit, diluted	n/a	$(26.57)	$(26.57)	n/a

14. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	June 30	December 31	Six months	Six months
	2017	2016	ended	ended
	Receivable	Receivable	June 30	June 30
	Balance	Balance	2017 Sales	2016 Sales
	(in thousands)
LG&E and KU	$2,210	$1,496	$21,162	$-
PacifiCorp Energy	1,560	1,509	7,777	10,511
Big Rivers Electric Corporation	947	-	13,234	10,119
PPL Corporation	-	-	-	20,624

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Partnership had a recurring fair value measurement relating to its investment in Mammoth, Inc. As discussed in Note 2, in October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth, Inc. in exchange for 234,300 shares of common stock of Mammoth, Inc. The common stock of Mammoth, Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth, Inc. and received proceeds of approximately $27,000. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth, Inc. As of June 30, 2017, the Partnership owned 568,794 shares of Mammoth, Inc. The Partnership’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the Partnership’s unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 excludes approximately $1.1 million and $1.2 million, respectively, of property additions, which are recorded in accounts payable.

17. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. For the three and six months ended June 30, 2017, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

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

Reportable segment results of operations for the three months ended June 30, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$25,675	$4,489	$8,763	$17,604	$4	$56,535
DD&A	1,949	418	1,200	1,949	93	5,609
Interest expense	-	-	-	-	965	965
Net income (loss) from continuing operations	$3,337	$(1,576)	$740	$975	$(3,186)	$290

Reportable segment results of operations for the three months ended June 30, 2016 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$5,629	$11,581	$8,324	$16,000	$79	$41,613
DD&A	1,586	811	1,404	1,867	142	5,810
Interest expense	207	85	40	82	1,306	1,720
Net income (loss) from continuing operations	$(2,280)	$2,296	$499	$229	$(4,412)	$(3,668)

Reportable segment results of operations for the six months ended June 30, 2017 as are follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$48,988	$10,615	$16,061	$34,412	$9	$110,085
DD&A	3,922	916	2,316	3,954	199	11,307
Interest expense	-	-	-	-	2,120	2,120
Net income (loss) from continuing operations	$5,631	$(2,356)	$154	$1,628	$(6,796)	$(1,739)

Reportable segment results of operations for the six months ended June 30, 2016 as are follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$11,241	$20,733	$17,921	$30,880	$168	$80,943
DD&A	3,309	1,764	2,815	3,680	283	11,851
Interest expense	390	165	77	152	2,506	3,290
Net income (loss) from continuing operations	$(5,280)	$6,990	$460	$546	$(8,526)	$(5,810)

18. ACCUMULATED DISTRIBUTION ARREARAGES

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended June 30, 2017, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. The current amount of accumulated arrearages as of June 30, 2017 related to the common unit distribution was approximately $322.8 million.

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

In August 2016, we sold our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. Our unaudited condensed consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Elk Horn operations to discontinued operations for the three and six months ended June 30, 2016.

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

For the three and six months ended June 30, 2017, we generated revenues of approximately $56.5 million and $110.1 million, respectively, and we generated net income of $0.3 million for the three months ended June 30, 2017 and net loss of $1.7 million for the six months ended June 30, 2017. For the three months ended June 30, 2017, we produced and sold approximately 1.0 million tons of coal, of which approximately 80% were sold pursuant to supply contracts. For the six months ended June 30, 2017, we produced and sold approximately 2.0 million tons of coal, of which approximately 81% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of June 30, 2017, our available liquidity was $8.0 million, including cash on hand of $0.1 million and $7.9 million available under our amended and restated credit agreement. On May 13, 2016, we entered into a fifth amendment (the “Fifth Amendment”) of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into a seventh amendment (the “Seventh Amendment”) of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read “—Recent Developments—Amended and Restated Credit Agreement Amendments” below.

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

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability at June 30, 2017 and December 31, 2016 of $12.3 million and $10.0 million, respectively, should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility.

Furthermore, although met coal prices and demand have improved in recent months, if weak demand and low prices for steam coal persist and if met coal prices and demand weaken, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our amended and restated credit agreement. If we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement.

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

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the Seventh Amendment and the GP Amendment (defined below). Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

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

We will have the option to convert the outstanding Series A preferred units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A preferred unit exceeds $10.00 per unit. Each Series A preferred unit will convert into a number of common units equal to the quotient (the “Series A Conversion Ratio”) of (i) the sum of $10.00 and any unpaid distributions in respect of such Series A Preferred Unit divided by (ii) 75% of the volume-weighted average closing price of the common units for the preceding 90 trading days (the “VWAP”); provided however, that the VWAP will be capped at a minimum of $2.00 and a maximum of $10.00. On December 31, 2021, all outstanding Series A preferred units will convert into common units at the then applicable Series A Conversion Ratio.

Amended and Restated Credit Agreement Amendments

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

On June 9, 2017, we entered into a ninth amendment (the “Ninth Amendment”) of our amended and restated credit agreement that permitted outstanding letters of credit to be replaced with different counterparties without affecting the revolving credit commitments under the credit agreement. The Ninth Amendment also permits certain lease and sale leaseback transactions under the credit agreement that do not affect the revolving credit commitments under the credit agreement for asset dispositions and also do not factor in the calculation of the maximum capital expenditures allowed under the credit agreement.

As of June 30, 2017 and December 31, 2016, we were in compliance with respect to all covenants contained in our credit agreement.

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended June 30, 2017, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarter ended June 30, 2015, we have accumulated arrearages at June 30, 2017 related to the common unit distribution of approximately $322.8 million.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of June 30, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017Q3-Q4	1,884	15
2018	1,001	5
2019	300	1

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of June 30, 2017, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of June 30, 2017, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of June 30, 2017. Our Sands Hill mining complex, located in southern Ohio, included one surface mine, a preparation plant and a river terminal as of June 30, 2017. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses and our remaining oil and natural gas activities.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Statement of Operations Data:
Total revenues	$56.5	$41.6	$110.1	$80.9
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46.7	33.4	91.6	62.9
Freight and handling costs	0.2	0.5	0.9	1.0
Depreciation, depletion and amortization	5.6	5.8	11.3	11.9
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2.7	3.9	5.8	7.9
Loss/(gain) on sale/disposal of assets-net	0.1	-	0.1	(0.3)
Income/(loss) from operations	1.2	(2.0)	0.4	(2.5)
Interest and other (expense)/income:
Interest expense	(0.9)	(1.7)	(2.1)	(3.3)
Interest income	-	0.1	-	0.1
Equity in net (loss)/income of unconsolidated affiliates	-	(0.1)	-	(0.1)
Total interest and other (expense)	(0.9)	(1.7)	(2.1)	(3.3)
Net income/(loss) from continuing operations	0.3	(3.7)	(1.7)	(5.8)
Net (loss) from discontinued operations	-	(118.3)	-	(117.4)
Net income/(loss)*	$0.3	$(121.9)	$(1.7)	$(123.2)

Other Financial Data
Adjusted EBITDA from continuing operations	$6.9	$3.9	$11.7	$9.3
Adjusted EBITDA from discontinued operations	-	0.6	-	1.8
Total Adjusted EBITDA	$6.9	$4.5	$11.7	$11.1

* Totals may not foot due to rounding

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Summary. For the three months ended June 30, 2017, our total revenues increased to $56.5 million from $41.6 million for the three months ended June 30, 2016, which is a 35.9% increase. We sold approximately 1.0 million tons of coal for the three months ended June 30, 2017, which is a 31.2% increase compared to the tons of coal sold for the three months ended June 30, 2016. The increase in revenue and tons sold was primarily the result of increased production in Central Appalachia due to recent increases in coal prices and demand for met and steam coal produced in this region. We anticipate the recent increase in price and demand will continue to benefit our financial results in 2017.

Net income from continuing operations was $0.3 million for the three months ended June 30, 2017 compared to net loss of $3.7 million for the three months ended June 30, 2016. Our net income from continuing operations improved during the three months ended June 30, 2017 compared to 2016 primarily due to increased coal revenues from improved demand for met and steam coal in our Central Appalachia segment discussed earlier.

Adjusted EBITDA from continuing operations increased to $6.9 million for the three months ended June 30, 2017 from $4.5 million for the three months ended June 30, 2016. Adjusted EBITDA from continuing operations increased period to period due to an increase in net income during the three months ended June 30, 2017 compared to a net loss generated for the three months ended June 30, 2016.

Including the net loss from discontinued operations of $118.3 million, our total net loss and Adjusted EBITDA for the three months ended June 30, 2016 were $121.9 million and $4.5 million, respectively. We did not incur a gain or loss from discontinued operations for the three months ended June 30, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2017	June 30, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	385.6	88.2	297.4	337.2%
Northern Appalachia	75.8	161.2	(85.4)	(53.0%)
Rhino Western	228.7	215.1	13.6	6.3%
Illinois Basin	357.0	333.5	23.5	7.1%
Total *	1,047.1	798.0	249.1	31.2%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.0 million tons of coal for the three months ended June 30, 2017, which was a 31.2% increase compared to the three months ended June 30, 2016. The increase in tons sold period over period was primarily due to higher sales from our Central Appalachia segment due to the increased demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment increased by approximately 337.2% to approximately 0.4 million tons for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to an increase in demand for met and steam coal tons from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 53.0% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as we experienced a decrease in tons sold from our Sands Hill and Hopedale operations due to weak demand for coal from this region. Coal sales from our Rhino Western segment increased by approximately 6.3% for the three months ended June 30, 2017 compared to the same period in 2016 due to increased customer demand. For our Illinois Basin segment, tons of coal sold increased by approximately 7.1% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as we increased production and sales period over period from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2017	June 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$25.6	$5.6	$20.0	360.7%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$25.6	$5.6	$20.0	356.1%
Coal revenues per ton*	$66.42	$63.03	$3.39	5.4%
Northern Appalachia
Coal revenues	$2.7	$9.2	$(6.5)	(70.3%)
Freight and handling revenues	0.2	0.6	(0.4)	(67.8%)
Other revenues	1.6	1.8	(0.2)	(11.9%)
Total revenues	$4.5	$11.6	$(7.1)	(61.2%)
Coal revenues per ton*	$36.10	$57.21	$(21.11)	(36.9%)
Rhino Western
Coal revenues	$8.8	$8.3	$0.5	5.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$8.8	$8.3	$0.5	5.3%
Coal revenues per ton*	$38.31	$38.70	$(0.39)	(1.0%)
Illinois Basin
Coal revenues	$17.6	$16.0	$1.6	10.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$17.6	$16.0	$1.6	10.0%
Coal revenues per ton*	$49.30	$47.98	$1.32	2.8%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	-	0.1	(0.1)	(94.8%)
Total revenues	$-	$0.1	$(0.1)	(94.8%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$54.7	$39.1	$15.6	39.9%
Freight and handling revenues	0.2	0.6	(0.4)	(67.8%)
Other revenues	1.6	1.9	(0.3)	(14.9%)
Total revenues	$56.5	$41.6	$14.9	35.9%
Coal revenues per ton*	$52.25	$49.01	$3.24	6.6%

Our coal revenues for the three months ended June 30, 2017 increased by approximately $15.6 million, or 39.9%, to approximately $54.7 million from approximately $39.1 million for the three months ended June 30, 2016. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the current period. Coal revenues per ton was $52.25 for the three months ended June 30, 2017, an increase of $3.24, or 6.6%, from $49.01 per ton for the three months ended June 30, 2016. This increase in coal revenues per ton was primarily the result of a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $20.0 million, or 360.7%, to approximately $25.6 million for the three months ended June 30, 2017 from approximately $5.6 million for the three months ended June 30, 2016. This increase was primarily due to the increase in coal prices and demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $3.39, or 5.4%, to $66.42 per ton for the three months ended June 30, 2017 as compared to $63.03 for the three months ended June 30, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $2.7 million for the three months ended June 30, 2017, a decrease of approximately $6.5 million, or 70.3%, from approximately $9.2 million for the three months ended June 30, 2016. This decrease was primarily due to a decrease in tons sold from our Sands Hill and Hopedale operations in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the three months ended June 30, 2017. Coal revenues per ton decreased by $21.11 or 36.9% per ton for the three months ended June 30, 2017 as compared to $57.21 for the three months ended June 30, 2016, which was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues increased by approximately $0.5 million, or 5.3%, to approximately $8.8 million for the three months ended June 30, 2017 from approximately $8.3 million for the three months ended June 30, 2016 primarily due to an increase in tons sold from the Castle Valley mine. Coal revenues per ton for our Rhino Western segment decreased by $0.39 or 1.0% per ton for the three months ended June 30, 2017 as compared to $38.70 per ton for the three months ended June 30, 2016.

For our Illinois Basin segment, coal revenues of approximately $17.6 million for the three months ended June 30, 2017 increased by approximately $1.6 million, or 10.3%, compared to $16.0 million for the three months ended June 30, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $49.30 for the three months ended June 30, 2017, an increase of $1.32, or 2.8%, from $47.98 for the three months ended June 30, 2016. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category was relatively flat at approximately $0.1 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase (Decrease) %*
Met coal tons sold	182.5	30.7	494.6%
Steam coal tons sold	203.1	57.5	253.2%
Total tons sold	385.6	88.2	337.2%

Met coal revenue	$15,229	$2,569	492.7%
Steam coal revenue	$10,380	$2,990	247.2%
Total coal revenue	$25,609	$5,559	360.7%

Met coal revenues per ton	$83.45	$83.72	(0.3%)
Steam coal revenues per ton	$51.11	$51.99	(1.7%)
Total coal revenues per ton	$66.42	$63.03	5.4%

Met coal tons produced	171.7	41.8	311.1%
Steam coal tons produced	227.6	70.2	224.2%
Total tons produced	399.3	112.0	256.6%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2017	June 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.5	$6.1	$14.4	235.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.0	1.6	0.4	22.9%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$53.05	$69.12	$(16.07)	(23.2%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$5.4	$7.8	$(2.4)	(31.4%)
Freight and handling costs	0.2	0.5	(0.3)	(55.8%)
Depreciation, depletion and amortization	0.4	0.8	(0.4)	(48.5%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$71.04	$48.66	$22.38	46.0%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.7	$6.4	$0.3	4.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.2	1.4	(0.2)	(14.5%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$29.13	$29.54	$(0.41)	(1.4%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$14.6	$13.8	$0.8	5.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.9	1.9	-	4.4%
Selling, general and administrative	0.1	0.1	-	n/a
Cost of operations per ton*	$40.85	$41.38	$(0.53)	(1.3%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.5)	$(0.7)	$0.2	(43.4%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.1	-	(34.6%)
Selling, general and administrative	2.6	3.8	(1.2)	(31.4%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$46.7	$33.4	$13.3	39.9%
Freight and handling costs	0.2	0.5	(0.3)	(55.8%)
Depreciation, depletion and amortization	5.6	5.8	(0.2)	(3.5%)
Selling, general and administrative	2.7	3.9	(1.2)	(30.0%)
Cost of operations per ton*	$44.57	$41.81	$2.76	6.6%

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

Cost of Operations. Total cost of operations was $46.7 million for the three months ended June 30, 2017 as compared to $33.4 million for the three months ended June 30, 2016. Our cost of operations per ton was $44.57 for the three months ended June 30, 2017, an increase of $2.76, or 6.6%, from the three months ended June 30, 2016. Total cost of operations in Central Appalachia increased by $14.4 million, primarily due to an increase in production in Central Appalachia during the three months ended June 30, 2107 due to increased demand for met and steam coal from this region. The increase in the cost of operations on a per ton basis was primarily due to fixed operating costs being allocated to fewer tons of coal sold in Northern Appalachia for the three months ended June 30, 2017 compared to the prior period.

Our cost of operations for the Central Appalachia segment increased by $14.4 million, or 235.6%, to $20.5 million for the three months ended June 30, 2017 from $6.1 million for the three months ended June 30, 2016. Total cost of operations increased period over period as we increased production in this region during the three months ended June 30, 2017 due to increased demand for met and steam coal from this region. Our cost of operations per ton of $53.05 for the three months ended June 30, 2017 was a reduction of 23.2% compared to $69.12 per ton for the three months ended June 30, 2016. We increased production and sales during the current period due to increased met and steam coal demand that resulted in lower cost of operations per ton compared to the prior period as fixed costs were allocated to more tons of coal sold.

In our Northern Appalachia segment, our cost of operations decreased by $2.4 million, or 31.4%, to $5.4 million for the three months ended June 30, 2017 from $7.8 million for the three months ended June 30, 2016. Our cost of operations per ton was $71.04 for the three months ended June 30, 2017, an increase of $22.38, or 46.0%, compared to $48.66 for the three months ended June 30, 2016. The decrease in total cost of operations in Northern Appalachia was due to a decrease in production in this region in response to weak market demand. The increase in the cost of operations on a per ton basis was primarily due to fixed operating costs being allocated to fewer tons of coal sold during the current period.

Our cost of operations for the Rhino Western segment increased by $0.3 million, or 4.9%, to $6.7 million for the three months ended June 30, 2017 from $6.4 million for the three months ended June 30, 2016. Total cost of operations increased for the three months ended June 30, 2017 compared to the same period in 2016 due to increased tons produced and sold from our Castle Valley operation. Our cost of operations per ton was $29.13 for the three months ended June 30, 2017, a decrease of $0.41, or 1.4%, compared to $29.54 for the three months ended June 30, 2016. Cost of operations per ton decreased for the three months ended June 30, 2017 compared to the same period in 2016 due to an increase in production from our Castle Valley mine in the current period.

Cost of operations in our Illinois Basin segment was $14.6 million while cost of operations per ton was $40.85 for the three months ended June 30, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended June 30, 2016, cost of operations in our Illinois Basin segment was $13.8 million and cost of operations per ton was $41.38. The increase in cost of operations was primarily the result of an increase in production. The decrease in the cost of operations per ton was primarily the result of fixed operating costs being allocated to more tons of coal sold during the current period.

Freight and Handling. Total freight and handling cost decreased to $0.2 million for the three months ended June 30, 2017 as compared to $0.5 million for the three months ended June 30, 2016. The decrease in freight and handling costs were primarily the result of decreased production and sales at our Northern Appalachia operations due to weak market demand in the region.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the three months ended June 30, 2017 was $5.6 million as compared to $5.8 million for the three months ended June 30, 2016.

For the three months ended June 30, 2017, our depreciation cost decreased to $4.4 million compared to $5.0 million for the three months ended June 30, 2016. This decrease primarily resulted from lower depreciation costs in our Northern Appalachia segment in the current quarter compared to the prior year as we have fully depreciated assets in this region.

For the three months ended June 30, 2017 and 2016 our depletion cost remained flat at $0.4 million.

For the three months ended June 30, 2017, our amortization cost was $0.8 million compared to $0.4 million for the three months ended June 30, 2016. The increase period over period was due to an increase in amortization of mine development cost, which was the result of increased mining operations in Central Appalachia compared to the prior period.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2017 decreased to $2.7 million as compared to $3.9 million for the three months ended June 30, 2016. This decrease was primarily attributable to lower corporate overhead.

Interest Expense. Interest expense for the three months ended June 30, 2017 decreased to $1.0 million as compared to $1.7 million for the three months ended June 30, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility and reduced debt issuance costs during the three months ended June 30, 2017.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	June 30, 2017	June 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$3.3	$(2.3)	$5.6
Northern Appalachia	(1.6)	2.3	(3.9)
Rhino Western	0.7	0.5	0.2
Illinois Basin	1.0	0.2	0.8
Other	(3.1)	(4.4)	1.3
Total	$0.3	$(3.7)	$4.0

For the three months ended June 30, 2017, total net income from continuing operations was approximately $0.3 million compared to net loss from continuing operations of approximately $3.7 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, our net income from continuing operations was positively impacted by increased production and sales from our Central Appalachia operations compared to the prior period.

For our Central Appalachia segment, net income from continuing operations was approximately $3.3 million for the three months ended June 30, 2017, an increase of $5.6 million in net income from continuing operations as compared to the three months ended June 30, 2016. The increase in net income from continuing operations was primarily due to increased production and sales from the Central Appalachia mining operations in the second quarter of 2017 due to increased demand for met and steam coal from this region. Net loss from continuing operations in our Northern Appalachia segment was $1.6 million for the three months ended June 30, 2017 compared to net income from continuing operations of $2.3 million for the three months ended June 30, 2016. The decrease in net income from continuing operations was primarily the result of lower sales from the Northern Appalachia region due to weak market demand.

Net income from continuing operations in our Rhino Western segment was $0.7 million for the three months ended June 30, 2017, compared to $0.5 million for the three months ended June 30, 2016. This increase in net income from continuing operations was primarily the result of more tons sold at our Castle Valley operation. For our Illinois Basin segment, we generated net income from continuing operations of $1.0 million for the three months ended June 30, 2017, which was an improvement of $0.8 million compared to the three months ended June 30, 2016. This increase in net income was primarily the result of increased coal sales at our Pennyrile mining complex as we fulfilled our customer contracts. For the Other category, we had a net loss from continuing operations of $3.1 million for the three months ended June 30, 2017 as compared to net loss from continuing operations of $4.4 million for the three months ended June 30, 2016. This decrease in net loss period over period was primarily attributable to lower corporate overhead charges.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	June 30, 2017	June 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$5.3	$(0.5)	$5.8
Northern Appalachia	(1.2)	3.2	(4.4)
Rhino Western	1.9	1.9	-
Illinois Basin	2.9	2.2	0.7
Other	(2.0)	(2.9)	0.9
Total	$6.9	$3.9	$3.0

Adjusted EBITDA from continuing operations for the three months ended June 30, 2017, was $6.9 million, an increase of $3.0 million from the three months ended June 30, 2016. Adjusted EBITDA from continuing operations increased period over period primarily due to the increase in net income at our Central Appalachia segment resulting from an increase in met and steam coal tons sold due to increased demand for met and steam coal from this region during the current period. Adjusted EBITDA for the three months ended June 30, 2016 was $4.5 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the three months ended June 30, 2017. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Summary. For the six months ended June 30, 2017, our total revenues increased to $110.1 million from $80.9 million for the six months ended June 30, 2016, which is a 36.0% increase. We sold approximately 2.0 million tons of coal for the six months ended June 30, 2017, which is a 27.2% increase compared to the tons of coal sold for the six months ended June 30, 2016. The increase in revenue and tons sold was primarily the result of increased production and sales in Central Appalachia due to recent increases in coal prices and demand for met and steam coal produced in this region.

We generated net loss from continuing operations of approximately $1.7 million for the six months ended June 30, 2017 compared to a net loss from continuing operations of approximately $5.8 million for the six months ended June 30, 2016. Our net loss from continuing operations improved during the six months ended June 30, 2017 compared to 2016 due to higher coal revenues from the increased demand for met and steam coal in our Central Appalachia segment.

Adjusted EBITDA from continuing operations increased to $11.7 million for the six months ended June 30, 2017 from $9.3 million for the six months ended June 30, 2016. Adjusted EBITDA from continuing operations increased primarily due to the decrease in net loss during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 resulting from the increase in production and sales at our Central Appalachia operation. Adjusted EBITDA for the six months ended June 30, 2016 was positively impacted by the $3.9 million prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Including the net loss from discontinued operations of approximately $117.4 million, our total net loss and Adjusted EBITDA for the six months ended June 30, 2016 were $123.2 million and $11.1 million, respectively. We did not incur a gain or loss from discontinued operations for the six months ended June 30, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months	Six months	Increase/
	ended	ended	(Decrease)
Segment	June 30, 2017	June 30, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	709.1	188.3	520.8	276.7%
Northern Appalachia	194.0	283.7	(89.7)	(31.6%)
Rhino Western	419.7	467.0	(47.3)	(10.1%)
Illinois Basin	697.8	649.2	48.6	7.5%
Total *	2,020.6	1,588.2	432.4	27.2%

* Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 2.0 million tons of coal for the six months ended June 30, 2017, which was a 27.2% increase compared to the six months ended June 30, 2016. The increase in tons sold year-to-year was primarily due to higher sales from our Central Appalachia segment due to an increase in demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment increased by approximately 276.7% to approximately 0.7 million tons for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to an increase in met and steam coal tons sold in the six months ended June 30, 2017 compared to 2016 due to increased market demand for met and steam coal from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 31.6% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as we experienced a decrease in tons sold from our Northern Appalachia segment due to weak demand for coal in this region. Coal sales from our Rhino Western segment decreased by approximately 10.1% for the six months ended June 30, 2017 compared to the same period in 2016 due to losing approximately two weeks of production during the first quarter of 2017 resulting from maintenance issues at our Castle Valley operation. The maintenance issues have been corrected, production has resumed to previous levels and we believe Castle Valley will ship additional tons in the remainder of 2017 to make up for the lower tons sold in the first three months of the year. For our Illinois Basin segment, tons of coal sold increased by approximately 7.5% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2017	June 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$48.9	$11.2	$37.7	338.1%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	-	0.1	10.7%
Total revenues	$49.0	$11.2	$37.8	335.8%
Coal revenues per ton*	$68.96	$59.29	$9.67	16.3%
Northern Appalachia
Coal revenues	$7.1	$15.9	$(8.8)	(55.1%)
Freight and handling revenues	0.3	1.2	(0.9)	(73.8%)
Other revenues	3.2	3.6	(0.4)	(12.9%)
Total revenues	$10.6	$20.7	$(10.1)	(48.8%)
Coal revenues per ton*	$36.71	$55.95	$(19.24)	(34.4%)
Rhino Western
Coal revenues	$16.1	$17.9	$(1.8)	(10.4%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$16.1	$17.9	$(1.8)	(10.4%)
Coal revenues per ton*	$38.26	$38.37	$(0.11)	(0.3%)
Illinois Basin
Coal revenues	$34.4	$30.9	$3.5	11.6%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$34.4	$30.9	$3.5	11.6%
Coal revenues per ton*	$49.31	$47.49	$1.82	3.8%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	-	0.2	(0.2)	(94.5%)
Total revenues	$-	$0.2	$(0.2)	(94.5%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$106.5	$75.9	$30.6	40.5%
Freight and handling revenues	0.3	1.2	(0.9)	(73.8%)
Other revenues	3.3	3.8	(0.5)	(17.0%)
Total revenues	$110.1	$80.9	$29.2	36.0%
Coal revenues per ton*	$52.70	$47.72	$4.98	10.4%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the six months ended June 30, 2017 increased by approximately $30.6 million, or 40.5%, to approximately $106.5 million from approximately $75.9 million for the six months ended June 30, 2016. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the current period. Coal revenues per ton was $52.70 for the six months ended June 30, 2017, an increase of $4.98, or 10.4%, from $47.72 per ton for the six months ended June 30, 2016. This increase in coal revenues per ton was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $37.7 million, or 338.1%, to approximately $48.9 million for the six months ended June 30, 2017 from approximately $11.2 million for the six months ended June 30, 2016. This increase was primarily due to the increase in coal prices and demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $9.67, or 16.3%, to $68.96 per ton for the six months ended June 30, 2017 as compared to $59.29 for the six months ended June 30, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $7.1 million for the six months ended June 30, 2017, a decrease of approximately $8.8 million, or 55.1%, from approximately $15.9 million for the six months ended June 30, 2016. This decrease was primarily due to a decrease in tons sold from our Northern Appalachia segment due to weak market demand in the region. Coal revenues per ton for our Northern Appalachia segment decreased by $19.24, or 34.4%, to $36.71 per ton for the six months ended June 30, 2017 as compared to $55.95 per ton for the six months ended June 30, 2016. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues decreased by approximately $1.8 million, or 10.4%, to approximately $16.1 million for the six months ended June 30, 2017 from approximately $17.9 million for the six months ended June 30, 2016, primarily due to a decrease in tons sold resulting from the maintenance issues at our Castle Valley operation in the first quarter of 2017. Coal revenues per ton for our Rhino Western segment remained relatively flat at $38.26 for the six months ended June 30, 2017, compared to $38.37 for the six months ended June 30, 2016.

For our Illinois Basin segment, coal revenues of approximately $34.4 million for the six months ended June 30, 2017 increased by approximately $3.5 million, or 11.6%, compared to $30.9 million for the six months ended June 30, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $49.31 for the six months ended June 30, 2017, an increase of $1.82, or 3.8%, from $47.49 for the six months ended June 30, 2016. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category remained relatively flat for the six months ended June 30, 2017 as compared to the same period in 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Six months ended June 30, 2017	Six months ended June 30, 2016	Increase (Decrease) %*
Met coal tons sold	378.4	47.0	705.4%
Steam coal tons sold	330.7	141.3	134.1%
Total tons sold	709.1	188.3	276.7%

Met coal revenue	$31,846	$3,899	716.8%
Steam coal revenue	$17,055	$7,263	134.8%
Total coal revenue	$48,901	$11,162	338.1%

Met coal revenues per ton	$84.16	$82.99	1.4%
Steam coal revenues per ton	$51.57	$51.41	0.3%
Total coal revenues per ton	$68.96	$59.29	16.3%

Met coal tons produced	352.7	57.7	511.5%
Steam coal tons produced	378.0	138.7	172.6%
Total tons produced	730.7	196.4	272.1%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months	Six months
	ended	ended	Increase/(Decrease)
Segment	June 30, 2017	June 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$38.8	$12.9	$25.9	200.2%
Freight and handling costs	0.6	-	0.6	n/a
Depreciation, depletion and amortization	3.9	3.3	0.6	18.5%
Selling, general and administrative	0.1	-	0.1	158.7%
Cost of operations per ton*	$54.77	$68.72	$(13.95)	(20.3%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$11.6	$10.7	$0.9	8.4%
Freight and handling costs	0.4	1.1	(0.7)	(62.2%)
Depreciation, depletion and amortization	0.9	1.8	(0.9)	(48.1%)
Selling, general and administrative	0.1	0.1	-	(11.0%)
Cost of operations per ton*	$59.76	$37.70	$22.06	58.5%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.4	$14.5	$(1.1)	(7.8%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.3	2.8	(0.5)	(17.7%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$31.92	$31.13	$0.79	2.6%

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$28.7	$26.5	$2.2	8.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.0	3.7	0.3	7.4%
Selling, general and administrative	0.1	0.1	-	(2.1%)
Cost of operations per ton*	$41.19	$40.79	$0.40	1.0%

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.9)	$(1.8)	$0.9	(46.1%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.2	0.3	(0.1)	(29.5%)
Selling, general and administrative	5.5	7.7	(2.2)	(28.9%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$91.6	$62.8	$28.8	45.7%
Freight and handling costs	1.0	1.1	(0.1)	(6.5%)
Depreciation, depletion and amortization	11.3	11.9	(0.6)	(4.6%)
Selling, general and administrative	5.8	7.9	(2.1)	(27.2%)
Cost of operations per ton*	$45.34	$39.58	$5.76	14.6%

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

Cost of Operations. Total cost of operations was $91.6 million for the six months ended June 30, 2017 as compared to $62.8 million for the six months ended June 30, 2016. Our cost of operations per ton was $45.34 for the six months ended June 30, 2017, an increase of $5.76, or 14.6%, from the six months ended June 30, 2016. Total cost of operations increased primarily due to higher costs in Central Appalachia due to an increase in production in as we increased production in the region during the six months ended June 30, 2017.

Our cost of operations for the Central Appalachia segment increased by $25.9 million, or 200.2%, to $38.8 million for the six months ended June 30, 2017 from $12.9 million for the six months ended June 30, 2016. Total cost of operations increased year-to-year as we increased production in our Central Appalachia segment in response to increased demand for met and steam coal from this region. Our cost of operations per ton of $54.77 for the six months ended June 30, 2017 was a decrease of 20.3% compared to $68.72 per ton for the six months ended June 30, 2016. We increased sales during the current period due to increased met and steam coal demand that resulted in lower cost of operations per ton compared to the prior period.

In our Northern Appalachia segment, our cost of operations increased by $0.9 million, or 8.4%, to $11.6 million for the six months ended June 30, 2017 from $10.7 million for the six months ended June 30, 2016. Our cost of operations per ton was $59.76 for the six months ended June 30, 2017, an increase of $22.06, or 58.5%, compared to $37.70 for the six months ended June 30, 2016. The cost of operations for the six months ended June 30, 2016 was decreased by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period. The increase in the cost of operations per ton was primarily due to fixed operating costs being allocated to lower sales tons at our Northern Appalachia segment during the six months ended June 30, 2017.

Our cost of operations for the Rhino Western segment decreased by $1.1 million, or 7.8%, to $13.4 million for the six months ended June 30, 2017 from $14.5 million for the six months ended June 30, 2016. Our cost of operations per ton was $31.92 for the six months ended June 30, 2017, an increase of $0.79, or 2.6%, compared to $31.13 for the six months ended June 30, 2016. Total cost of operations per ton increased for the six months ended June 30, 2017 compared to the same period in 2016 due to fixed operating costs being allocated to lower sales tons at our Castle Valley operation resulting from the maintenance issues previously discussed.

Cost of operations in our Illinois Basin segment was $28.7 million while cost of operations per ton was $41.19 for the six months ended June 30, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the six months ended June 30, 2016, cost of operations in our Illinois Basin segment was $26.5 million and cost of operations per ton was $40.79. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton remained relatively flat.

Freight and Handling. Total freight and handling cost was relatively flat at $1.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Depreciation, Depletion and Amortization. Total depreciation, depletion and amortization (“DD&A”) expense for the six months ended June 30, 2017 was $11.3 million as compared to $11.9 million for the six months ended June 30, 2016.

For the six months ended June 30, 2017, our depreciation cost decreased to $8.8 million compared to $10.3 million for the six months ended June 30, 2016. This decrease primarily resulted from lower depreciation costs in our Central Appalachia segment in the current period compared to the prior year as we disposed of excess equipment in this region.

For the six months ended June 30, 2017, our depletion cost was flat at $0.8 million compared to the six months ended June 30, 2016.

For the six months ended June 30, 2017, our amortization cost increased to $1.7 million compared to $0.8 million for the six months ended June 30, 2016. The increase is a result of increased production in our Central Appalachia segment during the six months ended June 30, 2017 compared to the same period in 2016.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the six months ended June 30, 2017 decreased to $5.8 million as compared to $7.9 million for the six months ended June 30, 2016. This decrease was primarily attributable to lower corporate overhead expenses for the six months ended June 30, 2017 compared to the prior period.

Interest Expense. Interest expense for the six months ended June 30, 2017 decreased to $2.1 million as compared to $3.3 million for the six months ended June 30, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement.”

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2017	June 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$5.6	$(5.3)	$10.9
Northern Appalachia	(2.4)	7.0	(9.4)

Rhino Western	0.2	0.5	(0.3)
Illinois Basin	1.6	0.5	1.1
Other	(6.7)	(8.5)	1.8
Total	$(1.7)	$(5.8)	$4.1

For the six months ended June 30, 2017, total net loss from continuing operations was approximately $1.7 million compared to net loss from continuing operations of approximately $5.8 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, our net loss from continuing operations was positively impacted by increased production and sales from our Central Appalachia operations compared to the prior period. For the six months ended June 30, 2016, our total net loss from continuing operations was impacted by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period.

For our Central Appalachia segment, net income from continuing operations was approximately $5.6 million for the six months ended June 30, 2017, a $10.9 million increase in net income from continuing operations as compared to the six months ended June 30, 2016, which was primarily related to the increase in sales at our Central Appalachia operation.

Net loss from continuing operations in our Northern Appalachia segment was $2.4 million for the six months ended June 30, 2017 compared to net income of $7.0 million for the same period in 2016. The decrease in net income from continuing operations for the six months ended June 30, 2017 was primarily due to decreased coal sales in our Northern Appalachia segment. The net income from continuing operations for the six months ended June 30, 2016 was positively impacted by the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Net income from continuing operations in our Rhino Western segment was $0.2 million for the six months ended June 30, 2017, compared to net income from continuing operations of $0.5 million for the six months ended June 30, 2016. This decrease in net income from continuing operations was primarily the result of lower production and sales at our Castle Valley operation during the six months ended June 30, 2017 compared to 2016 due to the maintenance issues discussed earlier.

For our Illinois Basin segment, we generated net income from continuing operations of $1.6 million for the six months ended June 30, 2017, which was an improvement of $1.1 million compared to the six months ended June 30, 2016. This increase in net income from continuing operations was primarily the result of increased coal sales at our Pennyrile mining complex.

For the Other category, we had a net loss from continuing operations of $6.7 million for the six months ended June 30, 2017 as compared to a net loss from continuing operations of $8.5 million for the six months ended June 30, 2016. This decrease in results period over period was primarily attributable to lower corporate overhead charges.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months Ended	Six months Ended	Increase
Segment	June 30, 2017	June 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$9.6	$(1.6)	$11.2
Northern Appalachia	(1.4)	8.9	(10.3)
Rhino Western	2.5	3.4	(0.9)
Illinois Basin	5.6	4.4	1.2

Other	(4.6)	(5.8)	1.2
Total	$11.7	$9.3	$2.4

Adjusted EBITDA from continuing operations increased to $11.7 million for the six months ended June 30, 2017 from $9.3 million for the six months ended June 30, 2016. Adjusted EBITDA from continuing operations increased period over period primarily due to the decrease in net loss during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in net loss from continuing operations was primarily due to the increase in coal sales revenue at our Central Appalachia operation. Adjusted EBITDA for the six months ended June 30, 2016 was positively impacted by the $3.9 million prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Adjusted EBITDA for the six months ended June 30, 2016 was $11.1 million, respectively, once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the six months ended June 30, 2017. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$3.3	$(1.6)	$0.7	$1.0	$(3.1)	$0.3
Plus:
DD&A	2.0	0.4	1.2	1.9	0.1	5.6
Interest expense	-	-	-	-	1.0	1.0
EBITDA from continuing operations†	$5.3	$(1.2)	$1.9	$2.9	$(2.0)	$6.9
Adjusted EBITDA from continuing operations†	5.3	(1.2)	1.9	2.9	(2.0)	6.9
Adjusted EBITDA †	$5.3	$(1.2)	$1.9	$2.9	$(2.0)	$6.9

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2016	Appalachia	Appalachia	Western	Basin	Other*	Total*
	(in millions)
Net income/(loss) from continuing operations	$(2.3)	$2.3	$0.5	$0.2	$(4.4)	$(3.7)
Plus:
DD&A	1.6	0.8	1.4	1.9	0.1	5.8
Interest expense	0.2	0.1	-	0.1	1.3	1.7
EBITDA from continuing operations†	$(0.5)	$3.2	$1.9	$2.2	$(2.9)	$3.9
Adjusted EBITDA from continuing operations†	(0.5)	3.2	1.9	2.2	(2.9)	3.9
EBITDA from discontinued operations	0.6	-	-	-	-	0.6
Adjusted EBITDA	$0.1	$3.2	$1.9	$2.2	$(2.9)	$4.5

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2017	Appalachia *	Appalachia	Western	Basin	Other*	Total*
	(in millions)
Net income/(loss) from continuing operations*	$5.6	$(2.4)	$0.2	$1.6	$(6.8)	$(1.7)
Plus:
DD&A	3.9	0.9	2.3	4.0	0.2	11.3
Interest expense	-	-	-	-	2.1	2.1
EBITDA from continuing operations†	$9.6	$(1.4)	$2.5	$5.6	$(4.6)	$11.7
Adjusted EBITDA from continuing operations†	9.6	(1.4)	2.5	5.6	(4.6)	11.7
Adjusted EBITDA †	$9.6	$(1.4)	$2.5	$5.6	$(4.6)	$11.7

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2016	Appalachia	Appalachia*	Western	Basin*	Other*	Total*
	(in millions)
Net income/(loss) from continuing operations	$(5.3)	$7.0	$0.5	$0.5	$(8.5)	$(5.8)
Plus:
DD&A	3.3	1.8	2.8	3.7	0.3	11.9
Interest expense	0.4	0.2	0.1	0.1	2.5	3.3
EBITDA from continuing operations†	$(1.6)	$8.9	$3.4	$4.4	$(5.8)	$9.3
Adjusted EBITDA from continuing operations†	(1.6)	8.9	3.4	4.4	(5.8)	9.3
EBITDA from discontinued operations	1.8	-	-	-	-	1.8
Adjusted EBITDA †	$0.2	$8.9	$3.4	$4.4	$(5.8)	$11.1

*	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Net cash provided by operating activities	$6.0	$5.3	$7.3	$4.1
Plus:
Increase in net operating assets	1.4	-	4.9	1.0
Gain on sale of assets	-	0.1	-	0.3
Amortization of deferred revenue	-	0.6	-	0.7
Amortization of actuarial gain	-	-	-	4.8
Interest expense	1.0	1.7	2.1	3.3
Equity in net income of unconsolidated affiliate	0.1	-	0.1	-
Less:
Decrease in net operating assets	-	1.4	-	-
Amortization of advance royalties	0.3	0.3	0.6	0.6
Amortization of debt issuance costs	0.4	0.4	0.7	1.0
Loss on retirement of advanced royalties	-	-	0.1	0.1
Loss on sale of assets	0.1	-	0.1	-
Provision for doubtful accounts	-	0.1	-	0.1
Equity-based compensation	0.3	0.5	0.3	0.5
Accretion on asset retirement obligations	0.5	0.4	0.9	0.7
Equity in net loss of unconsolidated affiliates	-	0.1	-	0.1
EBITDA†	$6.9	$4.5	$11.7	$11.1
Adjusted EBITDA†	6.9	4.5	11.7	11.1
Less: EBITDA from discontinued operations	-	0.6	-	1.8
Adjusted EBITDA from continuing operations †	$6.9	$3.9	$11.7	$9.3

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

Our principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of June 30, 2017, our available liquidity was $8.0 million, including cash on hand of $0.1 million and $7.9 million available under our credit facility. On May 13, 2016, we entered into a Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. In December 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read — “Amended and Restated Credit Agreement.”

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

Since our credit facility has an expiration date of December 2017, we determined that our credit facility debt liability at June 30, 2017 and December 31, 2016, of $12.3 million and $10.0 million, respectively, should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months. We are also considering alternative financing options that could result in a new long-term credit facility. However, we may be unable to complete such a transaction on terms acceptable to us or at all. If we are unable to extend the expiration date of our amended and restated credit facility, we will have to secure alternative financing to replace our credit facility by the expiration date of December 2017 in order to continue our business operations. If we are unable to extend the expiration date of our amended and restated credit facility or secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including amounts that may become due under our credit facility.

Furthermore, although met coal prices and demand have improved in recent months, if weak demand and low prices for steam coal persist and if met coal prices and demand weaken, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our amended and restated credit agreement. If we violate any of the covenants or restrictions in our amended and restated credit agreement, including the maximum leverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders in order to continue to borrow under our amended and restated credit agreement.

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

Cash Flows

Net cash provided by operating activities was $7.3 million for the six months ended June 30, 2017 as compared to cash provided by operating activities of $4.1 million for the six months ended June 30, 2016. This increase in cash provided by operating activities for the six months ended June 30, 2017 was primarily the result of the increase in production and sales in our Central Appalachia segment for the six months ended June 30, 2017 as compared to 2016.

Net cash used for investing activities was $9.3 million for the six months ended June 30, 2017 as compared to cash used for investing activities of $4.0 million for the three months ended June 30, 2016. Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was primarily related to capital expenditures necessary for maintaining our mining operations.

Net cash provided by financing activities for the six months ended June 30, 2017 was $2.0 million, which was primarily attributable to net borrowings on our revolving credit facility during this period. Net cash used in financing activities for the six months ended June 30, 2016 was $0.1 million, which was attributable to net repayments on our revolving credit facility resulting from contributions from Royal’s acquisition of common units.

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

Actual maintenance capital expenditures for the six months ended June 30, 2017 were approximately $5.8 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2017 were approximately $4.8 million and primarily related to purchases of additional equipment to be used to expand our met coal production capacity in Central Appalachia.

Amended and Restated Credit Agreement

On July 29, 2011, we executed the Amended and Restated Credit Agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Amended and Restated Credit Agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $46.3 million as of June 30, 2017. The amount available for letters of credit was unchanged from these amendments.

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

The Fifth Amendment required that on or before March 31, 2017, we solicit bids for the potential sale of certain non-core assets, satisfactory to the administrative agent, and provided the administrative agent, and any other lender upon its request, with a description of the solicitation process, interested parties and any potential bids. The Fifth Amendment limits any payments by us to our general partner to: (i) the usual and customary payroll and benefits of the our management team so long as our management team remains employees of our general partner, (2) the usual and customary board fees of our general partner, and (3) the usual and customary general and administrative costs and expenses of our general partner incurred in connection with the operation of its business in an amount not to exceed $0.3 million per fiscal year. The Fifth Amendment limits asset sales to a maximum of $5 million unless we receive consent from the lenders. The Fifth Amendment removes the $5.0 million minimum liquidity requirement and requires us to have any deposit, securities or investment accounts with a member of the lending group.

In July 2016, we entered into the Sixth Amendment (“Sixth Amendment”) of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduces the maximum commitment amount allowed under the credit facility by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017 for the additional $1.5 million to be received from the Elk Horn sale.

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

On June 9, 2017, we entered into a ninth amendment (the “Ninth Amendment”) of our amended and restated credit agreement that permitted outstanding letters of credit to be replaced with different counterparties without affecting the revolving credit commitments under the credit agreement. The Ninth Amendment also permits certain lease and sale leaseback transactions under the credit agreement that do not affect the revolving credit commitments under the credit agreement for asset dispositions and also do into factor in the calculation of the maximum capital expenditures allowed under the credit agreement.

As of and for the twelve months ended June 30, 2017, we are in compliance with respect to all covenants contained in the credit agreement.

At June 30, 2017, the Operating Company had borrowings outstanding (excluding letters of credit) of $12.3 million at a variable interest rate of PRIME plus 3.50% (7.75% at June 30, 2017). In addition, the Operating Company had outstanding letters of credit of approximately $26.1 million at a fixed interest rate of 5.00% at June 30, 2017. Based upon a maximum borrowing capacity of 3.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $7.9 million at June 30, 2017. During the three months ended June 30, 2017, we had average borrowings outstanding of approximately $12.9 million under our credit agreement.

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

As of June 30, 2017, we had $26.1 million in letters of credit outstanding, of which $20.7 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and estimates as of June 30, 2017.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2017 is included in Exhibit 95.1 to this report.

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

10.1*

Ninth Amendment to Amended and Restated Credit Agreement, dated June 9, 2017 by and among Rhino Energy LLC, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets and Union Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Union Bank, N.A., as Syndication Agent, Raymond James Bank, FSB, Wells Fargo Bank, National Association and the Huntington National Bank, as Co-Documentation Agents and the guarantors and lenders party thereto

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Exhibit Number	Description

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended June 30, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

**	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: August 11, 2017	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ W. Scott Morris
W. Scott Morris
Vice President and Chief Financial Officer
(Principal Financial Officer)

