Form 10-Q
period 2017-09-30
Rhino Resource Partners LP
filed 2017-11-09
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, 12,993,869 common units and 1,235,534 subordinated units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27	$47
Accounts receivable, net of allowance for doubtful accounts ($-0- as of September 30, 2017 and December 31, 2016)	18,467	13,893
Inventories	11,334	8,050
Advance royalties, current portion	653	898
Investment in available for sale securities	9,590	3,532
Prepaid expenses and other	4,676	5,133
Total current assets	44,747	31,553
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	459,469	449,181
Less accumulated depreciation, depletion and amortization	(280,027)	(266,874)
Net property, plant and equipment	179,442	182,307
Advance royalties, net of current portion	7,847	7,652
Investment in unconsolidated affiliates	130	5,121
Intangible purchase option	21,750	21,750
Note receivable-related party	-	2,040
Other non-current assets	27,667	27,018
TOTAL	$281,583	$277,441
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,954	$10,420
Accrued expenses and other	11,749	10,063
Accrued preferred distributions	4,118	-
Current portion of long-term debt	9,940	10,040
Current portion of asset retirement obligations	917	917
Total current liabilities	38,678	31,440
NON-CURRENT LIABILITIES:
Asset retirement obligations, net of current portion	23,749	22,361
Other non-current liabilities	45,908	45,371
Total non-current liabilities	69,657	67,732
Total liabilities	108,335	99,172
COMMITMENTS AND CONTINGENCIES (NOTE 12)
PARTNERS’ CAPITAL:
Limited partners	150,787	154,696
Subscription receivable from limited partners	-	(2,000)
General partner	8,942	8,959
Preferred partners	19,118	15,000
Preferred partner distribution earned	(4,118)	-
Investment in Royal common stock (NOTE 11)	(4,126)	-
Accumulated other comprehensive income	2,645	1,614
Total partners’ capital	173,248	178,269
TOTAL	$281,583	$277,441

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
REVENUES:
Coal sales	$56,460	$40,992	$162,951	$116,777
Freight and handling revenues	220	424	537	1,634
Other revenues	1,666	1,999	4,944	5,947
Total revenues	58,346	43,415	168,432	124,358
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46,455	35,249	138,066	98,105
Freight and handling costs	1,518	385	2,515	1,451
Depreciation, depletion and amortization	5,188	6,489	16,495	18,341
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2,671	4,305	8,454	12,248
Gain on sale/disposal of assets—net	(83)	(125)	(40)	(420)
Total costs and expenses	55,749	46,303	165,490	129,725
INCOME/(LOSS) FROM OPERATIONS	2,597	(2,888)	2,942	(5,367)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense	(1,011)	(1,904)	(3,131)	(5,195)
Interest income and other	86	(54)	86	11
Gain on extinguishment of debt	-	1,663	-	1,663
Equity in net (loss)/income of unconsolidated affiliates	-	(27)	36	(132)
Total interest and other (expense)	(925)	(322)	(3,009)	(3,653)
NET INCOME/(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	1,672	(3,210)	(67)	(9,020)
INCOME TAXES	-	-	-	-
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	1,672	(3,210)	(67)	(9,020)
DISCONTINUED OPERATIONS (NOTE 3)
Loss from discontinued operations	-	(575)	-	(117,940)
NET INCOME/(LOSS)	1,672	(3,785)	(67)	(126,960)
Other comprehensive income:
Fair market value adjustment for available-for-sale investment	(990)	-	1,030	-
COMPREHENSIVE INCOME/(LOSS)	$682	$(3,785)	$963	$(126,960)

General partner’s interest in net income/(loss):
Net income/(loss) from continuing operations	$1	$(21)	$(18)	$(87)
Net (loss) from discontinued operations	-	(4)	-	(750)
General partner’s interest in net income/(loss)	$1	$(25)	$(18)	$(837)
Common unitholders’ interest in net income/(loss):
Net income/(loss) from continuing operations	$25	$(2,758)	$(3,803)	$(7,144)
Net (loss) from discontinued operations	-	(494)	-	(93,734)
Common unitholders’ interest in net income/(loss)	$25	$(3,252)	$(3,803)	$(100,878)
Subordinated unitholders’ interest in net income/(loss):
Net income/(loss) from continuing operations	$2	$(431)	$(364)	$(1,788)
Net (loss) from discontinued operations	-	(77)	-	(23,456)
Subordinated unitholders’ interest in net income/(loss)	$2	$(508)	$(364)	$(25,244)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$1,644	n/a	$4,118	n/a
Net income from discontinued operations	-	n/a	-	n/a
Preferred unitholders’ interest in net income	$1,644	n/a	$4,118	$-
Net (loss)/income per limited partner unit, basic:

Common units:
Net (loss) per unit from continuing operations	$-	$(0.35)	$(0.29)	$(1.45)
Net (loss) per unit from discontinued operations	-	(0.06)	-	(18.98)
Net (loss) per common unit, basic	$-	$(0.41)	$(0.29)	$(20.43)
Subordinated units
Net (loss) per unit from continuing operations	$-	$(0.35)	$(0.29)	$(1.45)
Net (loss) per unit from discontinued operations	-	(0.06)	-	(18.98)
Net (loss) per subordinated unit, basic	$-	$(0.41)	$(0.29)	$(20.43)
Preferred units
Net income per unit from continuing operations	$1.10	n/a	$2.75	n/a
Net income per unit from discontinued operations	-	n/a	-	n/a
Net income per preferred unit, basic	$1.10	n/a	$2.75	n/a
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$-	$(0.35)	$(0.29)	$(1.45)
Net (loss) per unit from discontinued operations	-	(0.06)	-	(18.98)
Net (loss) per common unit, diluted	$-	$(0.41)	$(0.29)	$(20.43)
Subordinated units
Net (loss) per unit from continuing operations	$-	$(0.35)	$(0.29)	$(1.45)
Net (loss) per unit from discontinued operations	-	(0.06)	-	(18.98)
Net (loss) per subordinated unit, diluted	$-	$(0.41)	$(0.29)	$(20.43)
Preferred units
Net income per unit from continuing operations	$1.10	n/a	$2.75	n/a
Net income per unit from discontinued operations	-	n/a	-	n/a
Net income per preferred unit, diluted	$1.10	n/a	$2.75	n/a
Distributions paid per limited partner unit (1)	$-	$-	$-	$-

Weighted average number of limited partner units outstanding, basic:
Common units	12,994	7,906	12,942	4,937
Subordinated units	1,236	1,236	1,236	1,236
Preferred units	1,500	n/a	1,500	n/a
Weighted average number of limited partner units outstanding, diluted:
Common units	12,994	7,906	12,942	4,937
Subordinated units	1,236	1,236	1,236	1,236
Preferred units	1,500	n/a	1,500	n/a

(1) No distributions were paid for the nine months ended September 30, 2017 and 2016.

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67)	$(126,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	16,495	18,753
Accretion on asset retirement obligations	1,422	1,141
Amortization of deferred revenue	-	(1,337)
Amortization of advance royalties	876	773
Amortization of debt issuance costs	1,068	1,976
Amortization of actuarial gain	-	(4,796)
Loss on impairment of asset	-	2,000
Equity in net loss/(income) of unconsolidated affiliates	(36)	132
Loss on retirement of advance royalties	136	144
Loss on disposal of business	-	119,160
(Gain) on sale/disposal of assets—net	(40)	(420)
Equity-based compensation	260	528
Changes in assets and liabilities:
Accounts receivable	(4,820)	(54)
Inventories	(3,285)	(237)
Advance royalties	(962)	(1,782)
Prepaid expenses and other assets	(1,923)	21
Accounts payable	1,239	(78)
Accrued expenses and other liabilities	2,888	(3,649)
Asset retirement obligations	(34)	(161)
Postretirement benefits	-	(45)
Net cash provided by operating activities	13,217	5,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(14,306)	(5,892)
Proceeds from sales of property, plant, and equipment	506	348
Proceeds from business disposal	890	10,650
Net cash (used in)/provided by investing activities	(12,910)	5,106
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	98,350	80,450
Repayments on line of credit	(98,450)	(91,300)
Restricted cash from Royal contribution	-	(2,000)
Repayments on long-term debt	-	(1,210)
Gain on debt extinguishment	-	(1,663)
Distributions to unitholders	-	(24)
Payments on debt issuance costs	(227)	(1,510)
Limited partner contributions	-	7,000
Net cash used in financing activities	(327)	(10,257)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20)	(42)
CASH AND CASH EQUIVALENTS—Beginning of period	47	78
CASH AND CASH EQUIVALENTS—End of period	$27	$36

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation— The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information—The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2017, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the unaudited condensed consolidated statements of operations and comprehensive income related to the disposal of the Elk Horn coal leasing business during 2016. See Note 3 for further information on the Elk Horn disposal.

Debt Classification— The Partnership evaluated its amended and restated senior secured credit facility at September 30, 2017 to determine whether this debt liability should be classified as a long-term or current liability on the Partnership’s unaudited condensed consolidated statements of financial position. On May 13, 2016, the Partnership entered into a fifth amendment (the “Fifth Amendment”) of its amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. As of December 31, 2016, the Partnership had met the requirements to extend the maturity date of the credit facility to December 31, 2017. Since the credit facility has an expiration date of December 2017, the Partnership determined that its credit facility debt liability at September 30, 2017 and December 31, 2016 of $9.9 million and $10.0 million, respectively, should be classified as a current liability on its consolidated statements of financial position. The classification of the credit facility balance as a current liability raises substantial doubt of the Partnership’s ability to continue as a going concern for the next twelve months. The Partnership is considering alternative financing options that could result in a new long-term credit facility. Since the credit facility has an expiration date of December 31, 2017, the Partnership will have to secure alternative financing to replace its credit facility by the expiration date of December 31, 2017 in order to continue its normal business operations and meet its obligations as they come due. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern.

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

On March 21, 2016, the Partnership and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 6,000,000 common units in the Partnership to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to the Partnership (“Rhino Promissory Note”) in the amount of $7.0 million. The promissory note was payable in three installments: (i) $3.0 million on July 31, 2016; (ii) $2.0 million on or before September 30, 2016 and (iii) $2.0 million on or before December 31, 2016. In the event the disinterested members of the board of directors of the General Partner determined that the Partnership did not need the capital that would be provided by either or both installments set forth in (ii) and (iii) above, in each case, the Partnership had the option to rescind Royal’s purchase of 1,333,333 common units and the applicable installment would not be payable (each, a “Rescission Right”). If the Partnership failed to exercise a Rescission Right, in each case, the Partnership had the option to repurchase 1,333,333 common units at $3.00 per common unit from Royal (each, a “Repurchase Option”). The Repurchase Options terminate on December 31, 2017. On May 13, 2016 and September 30, 2016, Royal paid the Partnership $3.0 million and $2.0 million, respectively, for the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively. The payments were made in relation to the Fifth Amendment of the amended and restated credit agreement completed on May 13, 2016. On December 30, 2016, the Partnership modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

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

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of our general partner was amended (“GP Amendment”). Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of the General Partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director. Rhino Holdings has the right to appoint two members to the board of directors of the General Partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of the General Partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of the General Partner, as amended, will be further amended to provide that Royal and Rhino Holdings will each have the ability to appoint three directors and that the remaining director will be the chief executive officer of the General Partner unless agreed otherwise.

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy will file a detailed restructuring plan as part of the Chapter 11 proceedings. The Partnership is evaluating the Armstrong Energy Chapter 11 filing and any effect it may have on the Option Agreement. See Note 6 for further information on the Partnership’s assessment of the Call Option.

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

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, the Partnership and Royal entered into a letter agreement whereby they extended the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Rhino Promissory Note and the Weston Promissory Note to shares of Royal common stock. Royal issued 914,797 shares of its common stock to Rhino at a conversion price of $4.51 as calculated per the method stipulated above. See Note 11 for further discussion.

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

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). The Partnership accounted for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating income for this investment for the three and nine months ended September 30, 2017 of approximately $0 and $36,000, respectively. The Partnership recorded its proportionate share of the operating (loss) for Sturgeon for the three and nine months ended September 30, 2016 of approximately ($26,000) and ($0.1) million, respectively. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of September 30, 2017, the Partnership owned 568,794 shares of Mammoth Inc.

As of September 30, 2017 and December 31, 2016, the Partnership recorded a fair market value adjustment of $1.0 million and $1.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at September 30, 2017 and December 31, 2016, respectively, which was recorded in Other Comprehensive Income. As of September 30, 2017 and December 31, 2016, the Partnership has recorded its investment in Mammoth Inc. as a short-term asset, which the Partnership has classified as available-for-sale. The Partnership has included its investment in Mammoth Inc. and its prior investment in Muskie and Sturgeon in its Other category for segment reporting purposes.

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. The Partnership is evaluating the requirements of this new accounting guidance and currently believes the new guidance will not have a material impact on its financial results when adopted, but will require additional disclosures in its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Partnership on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Partnership is currently evaluating this guidance and currently believes this new guidance will not have a material impact on its financial results when adopted, but will require additional assets and liabilities to be recognized for certain agreements where the Partnership has the rights to use assets.

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

3. DISCONTINUED OPERATIONS

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration was paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. The Partnership recorded a loss of $119.9 million from the Elk Horn disposal during the year ended December 31, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.

Major components of net (loss)/income from discontinued operations for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Major line items constituting loss from discontinued operations for the Elk Horn disposal:
Other revenues	$-	$442	$-	$2,668
Total revenues	-	442	-	2,668

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	345	-	799
Depreciation, depletion and amortization	-	87	-	413
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	78	-	174
(Gain) on sale/disposal of assets, net	-	504	-	504
Loss on disposal of business	-	-	-	118,705
Interest expense and other	-	3	-	13
Total costs and expenses	-	1,017	-	120,608
Loss from discontinued operations before income taxes for the Elk Horn disposal	-	(575)	-	(117,940)
Income taxes	-	-	-	-
Net loss from discontinued operations	$-	$(575)	$-	$(117,940)

The depreciation, depletion and amortization amounts for Elk Horn for each period presented are listed in the previous table. The Partnership did not fund any capital expenditures for Elk Horn for any periods presented. The amortization of Elk Horn’s deferred revenue, which was zero and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively, is the only material non-cash operating item for all periods presented. Elk Horn did not have any material non-cash investing items for the nine months ended September 30, 2016.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Other prepaid expenses	$1,729	$707
Debt issuance costs—net	398	1,239
Prepaid insurance	1,922	1,432
Prepaid leases	123	77
Supply inventory	504	614
Deposits	-	164
Note receivable-current portion	-	900
Total Prepaid expenses and other	$4,676	$5,133

Debt issuance costs were included in Prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016 since the Partnership classified its credit facility balance as a current liability. See Note 8 for further information on the amendments to the amended and restated senior secured credit facility.

As of December 31, 2016, the note receivable balance of $0.9 million related to the $1.5 million of consideration paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier. The note receivable was paid in full as of June 30, 2017.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2017 and December 31, 2016 are summarized by major classification as follows:

	Useful Lives	September 30, 2017	December 31, 2016
		(in thousands)
Land		$15,770	$16,377
Mining and other equipment and related facilities	2 - 20 Years	314,804	305,626
Mine development costs	1 - 15 Years	57,797	57,392
Coal properties	1 - 15 Years	67,989	67,989
Construction work in process		3,109	1,797
Total		459,469	449,181
Less accumulated depreciation, depletion and amortization		(280,027)	(266,874)
Net		$179,442	$182,307

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties and oil and natural gas properties, amortization expense for mine development costs, amortization expense for intangible assets and amortization expense for asset retirement costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(in thousands)
Depreciation expense-mining and other equipment and related facilities	$3,995	$5,597	$12,816	$15,908
Depletion expense for coal properties and oil and natural gas properties	450	404	1,221	1,224
Amortization expense for mine development costs	721	511	2,265	1,294
Amortization expense for intangible assets	-	-	-	-
Amortization expense for asset retirement costs	22	(23)	193	(85)
Total depreciation, depletion and amortization	$5,188	$6,489	$16,495	$18,341

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

6. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Deposits and other	$343	$218
Due (to)/from Rhino GP	(27)	(573)
Non-current receivable	27,157	27,157
Deferred expenses	194	216
Total	$27,667	$27,018

Non-current receivable. The non-current receivable balance of $27.2 million as of September 30, 2017 and December 31, 2016 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

Note receivable-related party. In connection with the Series A preferred units issued in December 2016, Weston assigned to the Partnership the Weston Promissory Note and related accrued interest from Royal originally dated September 30, 2016. See Note 1 and Note 11 for further information on the Series A preferred units and the Weston Promissory Note.

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

As discussed in Note 1, on October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. The Partnership is evaluating the Chapter 11 petitions filed by Armstrong Energy and the Partnership will further evaluate the detailed restructuring plan when it is submitted by Armstrong Energy to determine what, if any, effect the ultimate outcome of the Chapter 11 proceedings will have on the Call Option. Because of the uncertain facts and circumstances surrounding the current state of the Armstrong Energy Chapter 11 proceedings, which includes the possibility that the Partnership will still exercise the Call Option as outlined in Note 1, the Partnership concluded that the value of the Call Option was not impaired as of September 30, 2017. However, management expects that further information, including the progression of Armstrong’s restructuring plan and bankruptcy proceedings, will become available in the next quarter; such information may have a material effect on the carrying value of Option Agreement.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Payroll, bonus and vacation expense	$1,786	$1,496
Non income taxes	3,393	2,252
Royalty expenses	2,077	1,617
Accrued interest	601	601
Health claims	803	630
Workers’ compensation & pneumoconiosis	2,450	2,450
Accrued insured litigation claims	26	277
Other	613	740
Total	$11,749	$10,063

The $26,000 and $277,000 accrued for insured litigation claims as of September 30, 2017 and December 31, 2016, respectively, consists of probable and estimable litigation claims that are the primary obligation of the Partnership. The amount accrued for litigation claims is also due from the Partnership’s insurance providers and is included in Accounts receivable, net of allowance for doubtful accounts on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis, as a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

8. DEBT

Debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Senior secured credit facility with PNC Bank, N.A.	$9,940	$10,040
Other notes payable	-	-
Total	9,940	10,040
Less current portion	(9,940)	(10,040)
Long-term debt	$-	$-

Senior Secured Credit Facility with PNC Bank, N.A.— On July 29, 2011, the Partnership executed the amended and restated credit agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the amended and restated credit agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $44.3 million as of September 30, 2017. The amount available for letters of credit was unchanged from these amendments.

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

On May 13, 2016, the Partnership entered into the Fifth Amendment, which extended the term to July 31, 2017.

In July 2016, the Partnership entered into a sixth amendment (the “Sixth Amendment”) of its amended and restated senior secured credit agreement that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment further reduced the maximum commitment amount allowed under the credit facility by $375,000 each quarterly period beginning September 30, 2016 through September 30, 2017 for the additional $1.5 million that was received from the Elk Horn sale.

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

The Seventh Amendment alters the minimum consolidated EBITDA figure, as calculated on a rolling twelve months basis, to $12.5 million from December 31, 2016 through May 31, 2017 and $15.0 million from June 30, 2017 through December 31, 2017. The Seventh Amendment alters the maximum capital expenditures allowed, as calculated on a rolling twelve months basis, to $20.0 million through the expiration of the credit facility. A condition precedent to the effectiveness of the Seventh Amendment is the receipt of the $13.0 million of cash proceeds received by the Partnership from the issuance of the Series A preferred units pursuant to the Preferred Unit Agreement, which was used to repay outstanding borrowings under the revolving credit facility. Per the Seventh Amendment, the receipt of $13.0 million cash proceeds fulfilled the required Royal equity contribution, which was a requirement of prior amendments to the credit agreement.

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

At September 30, 2017, the Operating Company had borrowed $9.9 million at a variable interest rate of prime plus 3.50% (7.75% at September 30, 2017). In addition, the Operating Company had outstanding letters of credit of $26.1 million at a fixed interest rate of 5.00% at September 30, 2017. Based upon a maximum borrowing capacity of 3.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had not used $8.2 million of the borrowing availability at September 30, 2017. As of September 30, 2017 and December 31, 2016, the Partnership was in compliance with respect to all covenants contained in its credit agreement.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2017 and the year ended December 31, 2016 are as follows:

	Nine months ended	Year ended
	September 30, 2017	December 31, 2016
	(in thousands)
Balance at beginning of period (including current portion)	$23,278	$23,077
Accretion expense	1,422	1,486
Adjustments to the liability from annual recosting and other	-	(1,085)
Liabilities settled	(34)	(200)
Balance at end of period	24,666	23,278
Less current portion of asset retirement obligation	(917)	(917)
Long-term portion of asset retirement obligation	$23,749	$22,361

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

401(k) Plans—The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Operating Company’s discretion. The expense under these plans for the three and nine months ended September 30, 2017 and 2016 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
401(k) plan expense	$387	$406	$1,107	$1,113

11. EQUITY-BASED COMPENSATION/PARTNERS’ CAPITAL

Equity-Based Compensation — In October 2010, the General Partner established the Rhino Long-Term Incentive Plan (the “Plan” or “LTIP”). The Plan is intended to promote the interests of the Partnership by providing to employees, consultants and directors of the General Partner, the Partnership or affiliates of either, incentive compensation awards to encourage superior performance. The LTIP provides for grants of restricted units, unit options, unit appreciation rights, phantom units, unit awards, and other unit-based awards.

As discussed in Note 1, on March 17, 2016, Royal completed the acquisition of all of the issued and outstanding membership interests of Rhino GP LLC as well as 945,525 issued and outstanding subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction, which constituted a change in control of the Partnership. The language in the Partnership’s phantom unit and restricted unit grant agreements states that all outstanding, unvested units would become immediately vested upon a change in control. For the nine months ended September 30, 2016, the Partnership recognized approximately $10,000 of expense from the vesting of these units as a result of the change in control.

Partners’ Capital — On September 1, 2017, Royal elected to convert the Weston Promissory Note of $2.1 million (including accrued interest) and the Rhino Promissory Note of $2.0 million to shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share. The price per share was calculated per the method specified in the letter agreement discussed above. Per the guidance in ASC 505, the Partnership recorded the $4.1 million conversion of the Weston Promissory Note and Rhino Promissory Note as Investment in Royal common stock in the Partners’ Capital section of the Partnership’s unaudited condensed consolidated statements of financial position since Royal does not have significant economic activity apart from its investment in the Partnership.

12. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2017, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017-Q4	1,329	14
2018	1,825	6
2019	700	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments— The Partnership has a commitment to purchase approximately 1.0 million gallons of diesel fuel at fixed prices from January 2017 through December 2017 for approximately $2.0 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership had no expense for purchase coal from coal purchase contracts or expense from OTC purchases for the three and nine months ended September 30, 2017 and 2016.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2017 and 2016 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Lease expense	$726	$1,438	$3,217	$3,517
Royalty expense	$3,636	$2,409	$10,963	$7,350

Joint Ventures—The Partnership may contribute additional capital to the Timber Wolf joint venture that was formed in the first quarter of 2012. The Partnership did not make any capital contributions to the Timber Wolf joint venture during the nine months ended September 30, 2017 or 2016.

Prior to the Partnership’s contribution of Sturgeon to Mammoth, Inc. in June 2017, the Partnership may have contributed additional capital to the Sturgeon joint venture that was formed in the third quarter of 2014. The Partnership made an initial capital contribution of $5.0 million during the third quarter ended September 30, 2014 based upon its proportionate ownership interest. The Partnership did not make any capital contributions to the Sturgeon joint venture during the nine months ended September 30, 2017 or 2016. See Note 2 for discussion on the contribution of Sturgeon to Mammoth, Inc.

Series A preferred unit distributions- For the nine months ended September 30, 2017, the Partnership accrued $4.1 million for distributions due to holders of Series A preferred units. See Note 1.

13. EARNINGS PER UNIT (“EPU”)

On April 18, 2016, the Partnership completed a 1-for-10 reverse split on its common units and subordinated units. The following tables present a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended September 30, 2017 and 2016, which include the retrospective application of the 1-for-10 reverse unit split:

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred total net losses for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, all potential dilutive units were excluded from the diluted EPU calculation for these periods. There were no dilutive potential units for the three months ended September 30, 2017.

Three months ended September 30, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net income:
Net income from continuing operations	$1	$25	$2	$1,644
Net income from discontinued operations	-	-	-	-
Total interest in net income	$1	$25	$2	$1,644
Denominator:
Weighted average units used to compute basic EPU	n/a	12,994	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,994	1,236	1,500

Net income per limited partner unit, basic
Net income per unit from continuing operations	n/a	$-	$-	$1.10
Net income per unit from discontinued operations	n/a	-	-	-
Net income per common unit, basic	n/a	$-	$-	$1.10
Net income per limited partner unit, diluted
Net income per unit from continuing operations	n/a	$-	$-	1.10
Net income per unit from discontinued operations	n/a	-	-	-
Net income per common unit, diluted	n/a	$-	$-	1.10

Three months ended September 30, 2016	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(21)	$(2,758)	$(431)	n/a
Net (loss) from discontinued operations	(4)	(494)	(77)	n/a
Total interest in net (loss)	$(25)	$(3,252)	$(508)	n/a
Denominator:
Weighted average units used to compute basic EPU	n/a	7,906	1,236	n/a
Weighted average units used to compute diluted EPU	n/a	7,906	1,236	n/a

Net (loss) per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(0.35)	$(0.35)	n/a
Net (loss) per unit from discontinued operations	n/a	(0.06)	(0.06)	n/a
Net (loss) per common unit, basic	n/a	$(0.41)	$(0.41)	n/a
Net (loss) per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(0.35)	$(0.35)	n/a
Net (loss) per unit from discontinued operations	n/a	(0.06)	(0.06)	n/a
Net (loss) per common unit, diluted	n/a	$(0.41)	$(0.41)	n/a

Nine months ended September 30, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(18)	$(3,803)	$(364)	$4,118
Net (loss)/income from discontinued operations	-	-	-	-
Total interest in net (loss)/income	$(18)	$(3,803)	$(364)	$4,118
Denominator:
Weighted average units used to compute basic EPU	n/a	12,942	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,942	1,236	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.29)	$(0.29)	$2.75
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.29)	$(0.29)	$2.75
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.29)	$(0.29)	2.75
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, diluted	n/a	$(0.29)	$(0.29)	2.75

Nine months ended September 30, 2016	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(87)	$(7,144)	$(1,788)	n/a
Net (loss) from discontinued operations	(750)	(93,734)	(23,456)	n/a
Total interest in net (loss)	$(837)	$(100,878)	$(25,244)	n/a
Denominator:
Weighted average units used to compute basic EPU	n/a	4,937	1,236	n/a
Weighted average units used to compute diluted EPU	n/a	4,937	1,236	n/a

Net (loss) per limited partner unit, basic
Net (loss) per unit from continuing operations	n/a	$(1.45)	$(1.45)	n/a
Net (loss) per unit from discontinued operations	n/a	(18.98)	(18.98)	n/a
Net (loss) per common unit, basic	n/a	$(20.43)	$(20.43)	n/a
Net (loss) per limited partner unit, diluted
Net (loss) per unit from continuing operations	n/a	$(1.45)	$(1.45)	n/a
Net (loss) per unit from discontinued operations	n/a	(18.98)	(18.98)	n/a
Net (loss) per common unit, diluted	n/a	$(20.43)	$(20.43)	n/a

14. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30	December 31	Nine months	Nine months
	2017	2016	ended	ended
	Receivable	Receivable	September 30	September 30
	Balance	Balance	2017 Sales	2016 Sales
	(in thousands)
LG&E and KU (PPL)	$1,749	$1,496	$30,971	$31,333
Big Rivers Electric Corporation	1,133	-	18,387	14,045
Integrity Coal Sales	2,125	1,975	18,152	2,532
Dominion Energy	1,826	-	17,148	4,673

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s amended and restated senior secured credit facility was based upon a Level 2 measurement utilizing a market approach, which incorporated market-based interest rate information with credit risks similar to the Partnership. The fair value of the Partnership’s amended and restated senior secured credit facility approximates the carrying value at September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Partnership had a recurring fair value measurement relating to its investment in Mammoth, Inc. As discussed in Note 2, in October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth, Inc. in exchange for 234,300 shares of common stock of Mammoth, Inc. The common stock of Mammoth, Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth, Inc. and received proceeds of approximately $27,000. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth, Inc. As of September 30, 2017, the Partnership owned 568,794 shares of Mammoth, Inc. The Partnership’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the Partnership’s unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 excludes approximately $1.3 million and $0.2 million, respectively, of property additions, which are recorded in accounts payable.

17. SEGMENT INFORMATION

The Partnership produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States. For the three and nine months ended September 30, 2017, the Partnership had four reportable segments: Central Appalachia (comprised of both surface and underground mines located in Eastern Kentucky and Southern West Virginia), Northern Appalachia (comprised of both surface and underground mines located in Ohio), Rhino Western (comprised of an underground mine in Utah) and Illinois Basin (comprised of an underground mine in western Kentucky).

The Partnership’s Other category is comprised of the Partnership’s ancillary businesses and its remaining oil and natural gas activities. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived-assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Partnership’s chief operating decision maker. For the 2017 reporting period, the Partnership changed its methodology for allocating interest expense to its reportable segments where interest expense is no longer allocated to the reportable segments and is reported in the Other category. All prior periods have been recast to reflect this allocation methodology change.

Reportable segment results of operations for the three months ended September 30, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$27,891	$6,398	$9,080	$14,965	$12	$58,346
DD&A	1,890	379	1,080	1,755	84	5,188
Interest expense	-	-	-	-	1,011	1,011
Net income (loss) from continuing operations	$3,785	$(910)	$1,416	$107	$(2,726)	$1,672

Reportable segment results of operations for the three months ended September 30, 2016 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$10,432	$10,974	$7,219	$14,576	$214	$43,415
DD&A	1,642	777	1,292	2,638	140	6,489
Interest expense	205	38	41	78	1,596	1,958
Net (loss)/income from continuing operations	$(233)	$3,633	$567	$(1,559)	$(5,618)	$(3,210)

Reportable segment results of operations for the nine months ended September 30, 2017 as are follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$76,880	$17,014	$25,141	$49,377	$20	$168,432
DD&A	5,812	1,294	3,396	5,708	285	16,495
Interest expense	-	-	-	-	3,131	3,131
Net income (loss) from continuing operations	$9,416	$(3,267)	$1,570	$1,736	$(9,522)	$(67)

Reportable segment results of operations for the nine months ended September 30, 2016 as are follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$21,673	$31,707	$25,140	$45,456	$382	$124,358
DD&A	4,951	2,541	4,107	6,319	423	18,341
Interest expense	596	204	118	230	4,047	5,195
Net (loss)/income from continuing operations	$(5,513)	$10,623	$1,027	$(1,012)	$(14,145)	$(9,020)

18. ACCUMULATED DISTRIBUTION ARREARAGES

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended September 30, 2017, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow. The current amount of accumulated arrearages as of September 30, 2017 related to the common unit distribution was approximately $380.5 million.

19. SUBSEQUENT EVENTS

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. The Partnership is evaluating the Chapter 11 petitions filed by Armstrong Energy and the Partnership will further evaluate the detailed restructuring plan when it is submitted by Armstrong Energy to determine what, if any, effect the ultimate outcome of the Chapter 11 proceedings will have on the Partnership’s financial statements.

On November 7, 2017, the Partnership closed an agreement with a third party to transfer 100% of the memberships interests and related assets and liabilities in the Partnership’s Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. The Partnership expects to recognize a gain from the sale of Sands Hill since the third party will assume the reclamation obligations associated with this operation.

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

In August 2016, we sold our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. Our unaudited condensed consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Elk Horn operations to discontinued operations for the three and nine months ended September 30, 2016.

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

For the three and nine months ended September 30, 2017, we generated revenues of approximately $58.3 million and $168.4 million, respectively, and we generated net income of $1.7 million for the three months ended September 30, 2017 and net loss of $0.1 million for the nine months ended September 30, 2017. For the three months ended September 30, 2017, we produced and sold approximately 1.1 million tons of coal, of which approximately 35% were sold pursuant to long-term supply contracts as we executed more spot sales in the quarter ended September 30, 2017. For the nine months ended September 30, 2017, we produced and sold approximately 3.1 million tons of coal, of which approximately 65% were sold pursuant to long-term supply contracts.

Current Liquidity and Outlook

Since our credit facility has an expiration date of December 31, 2017, we determined that our credit facility debt liability at September 30, 2017 and December 31, 2016 of $9.9 million and $10.0 million, respectively, should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months.

We are evaluating and negotiating alternative credit facilities. We currently anticipate repaying the debt outstanding under our credit facility with the proceeds from one of these alternative facilities in the fourth quarter of 2017. If it becomes apparent this refinancing will not occur prior to December 31, 2017, we may seek a short-term extension of the Partnership’s existing credit facility. There can be no assurance that we will be able to refinance our credit facility or that the lenders will be willing to grant an extension to provide us with additional time to refinance. If we are unable to secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including repaying amounts due under our credit facility upon expiration, which could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements, we may not be able to continue as a going concern. For more information about our liquidity and our credit facility, please read “—Liquidity and Capital Resources.”

Further, even if we are able to refinance our credit facility, the replacement credit facility may include a significantly higher interest rate, significant amortization payments, or liens on a substantial portion of our assets, all of which could adversely impact our future plans and operations.

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

As of September 30, 2017, our available liquidity was $8.3 million, including cash on hand of $0.1 million and $8.2 million available under our amended and restated credit agreement. On May 13, 2016, we entered into a fifth amendment (the “Fifth Amendment”) of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintains the amount available for letters of credit at $30 million. As of December 31, 2016, we met the requirements to extend the maturity date of the credit facility to December 31, 2017. In December 2016, we entered into a seventh amendment (the “Seventh Amendment”) of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduces the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read “—Recent Developments—Amended and Restated Credit Agreement Amendments” below.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Sands Hill Disposition

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the memberships interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. We expect to recognize a gain from the sale of Sands Hill since the third party will assume the reclamation obligations associated with this operation.

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

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy will file a detailed restructuring plan as part of the Chapter 11 proceedings. Based on the uncertain facts and circumstances surrounding the current state of the Armstrong Energy Chapter 11 proceedings, which includes the possibility that we will still exercise the Call Option as outlined in Note 1, we concluded that the value of the Call Option was not impaired as of September 30, 2017.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, we entered into a Series A Preferred Unit Purchase Agreement (“Preferred Unit Agreement”) with Weston Energy LLC (“Weston”), an entity wholly owned by certain investment partnerships managed by Yorktown, and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in us at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in our Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to us and Weston assigned to us a $2.0 million note receivable from Royal originally dated September 30, 2016. (“Weston Promissory Note”) Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

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

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, we entered into a letter agreement with Royal whereby the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note were extended to December 31, 2018. The letter agreement further provides that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Weston Promissory Note of $2.1 million (including accrued interest) and the Rhino Promissory Note of $2.0 million to shares of Royal common stock. Royal issued 914,797 shares of its common stock to us at a conversion price of $4.51 per share. The price per share was calculated per the method specified above. We recorded the $4.1 million conversion of the Weston Promissory Note and Rhino Promissory Note as Investment in Royal common stock in the Partners’ Capital section of the Partnerships’ unaudited condensed consolidated statements of financial position.

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

As of September 30, 2017 and December 31, 2016, we were in compliance with respect to all covenants contained in our credit agreement.

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended September 30, 2017, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarter ended June 30, 2015, we have accumulated arrearages at September 30, 2017 related to the common unit distribution of approximately $380.5 million.

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

We have historically sold a majority of our coal through long-term supply contracts and anticipate that we will continue to do so. As of September 30, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2017-Q4	1,329	14
2018	1,825	6
2019	700	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of September 30, 2017, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of September 30, 2017, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex, and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2017. Our Sands Hill mining complex, located in southern Ohio, included one surface mine, a preparation plant and a river terminal as of September 30, 2017. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses and our remaining oil and natural gas activities.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Statement of Operations Data:
Total revenues	$58.3	$43.4	$168.4	$124.4
Costs and expenses:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	46.5	35.2	138.1	98.1
Freight and handling costs	1.5	0.4	2.5	1.5
Depreciation, depletion and amortization	5.2	6.5	16.5	18.3
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2.6	4.3	8.5	12.3
(Gain)on sale/disposal of assets-net	(0.1)	(0.1)	(0.1)	(0.4)
Income/(loss) from operations	2.6	(2.9)	2.9	(5.4)
Interest and other (expense)/income:
Interest expense	(1.0)	(2.0)	(3.1)	(5.2)
Gain on extinguishment of debt	-	1.7	-	1.7
Interest income	0.1	-	0.1	-
Equity in net (loss)of unconsolidated affiliates	-	-	-	(0.1)
Total interest and other (expense)	(0.9)	(0.3)	(3.0)	(3.6)
Net income/(loss) from continuing operations	1.7	(3.2)	(0.1)	(9.0)
Net (loss) from discontinued operations	-	(0.6)	-	(117.9)
Net income/(loss)	$1.7	$(3.8)	$(0.1)	$(126.9)

Other Financial Data
Adjusted EBITDA from continuing operations	$7.9	$5.5	$19.6	$14.9
Adjusted EBITDA from discontinued operations	-	0.1	-	1.8
Total Adjusted EBITDA	$7.9	$5.6	$19.6	$16.7

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Summary. For the three months ended September 30, 2017, our total revenues increased to $58.3 million from $43.4 million for the three months ended September 30, 2016, which is a 34.4% increase. We sold approximately 1.1 million tons of coal for the three months ended September 30, 2017, which is a 28.8% increase compared to the tons of coal sold for the three months ended September 30, 2016. The increase in revenue and tons sold was primarily the result of increased production in Central Appalachia due to recent increases in coal prices and demand for met and steam coal produced in this region. We anticipate the recent increase in price and demand will continue to benefit our financial results for the remainder of 2017.

Net income from continuing operations was $1.7 million for the three months ended September 30, 2017 compared to net loss from continuing operations of $3.2 million for the three months ended September 30, 2016. Our net income from continuing operations improved during the three months ended September 30, 2017 compared to 2016 primarily due to increased coal revenues from improved demand for met and steam coal in our Central Appalachia segment discussed above. For the three months ended September 30, 2016, our total net loss from continuing operations was impacted by an impairment charge of $2.0 million related to the note receivable from the sale of our Deane mining complex.

Adjusted EBITDA from continuing operations increased to $7.9 million for the three months ended September 30, 2017 from $5.5 million for the three months ended September 30, 2016. Adjusted EBITDA from continuing operations increased period to period due to an increase in net income during the three months ended September 30, 2017 compared to a net loss generated for the three months ended September 30, 2016.

Including the net loss from discontinued operations of $0.6 million, our total net loss and Adjusted EBITDA for the three months ended September 30, 2016 were $3.8 million and $5.6 million, respectively. We did not incur a gain or loss from discontinued operations for the three months ended September 30, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months	Three months	Increase/
	ended	ended	(Decrease)
Segment	September 30, 2017	September 30, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	381.6	179.7	201.9	112.4%
Northern Appalachia	114.5	149.1	(34.6)	(23.3%)
Rhino Western	241.9	185.1	56.8	30.7%
Illinois Basin	315.8	304.5	11.3	3.7%
Total *	1,053.8	818.4	235.4	28.8%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 1.1 million tons of coal for the three months ended September 30, 2017, which was a 28.8% increase compared to the three months ended September 30, 2016. The increase in tons sold period over period was primarily due to higher sales from our Central Appalachia segment due to the increased demand for met and steam coal from this region. Tons of coal sold in our Central Appalachia segment increased by approximately 112.4% to approximately 0.4 million tons for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase in demand for met and steam coal tons from this region. For our Northern Appalachia segment, tons of coal sold decreased by approximately 23.3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as we experienced a decrease in tons sold from our Sands Hill and Hopedale operations due to weak demand for coal from this region. Coal sales from our Rhino Western segment increased by approximately 30.7% for the three months ended September 30, 2017 compared to the same period in 2016 due to increased customer demand. For our Illinois Basin segment, tons of coal sold increased by approximately 3.7% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as we increased production and sales period over period from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months	Three months
	Ended	ended	Increase/(Decrease)
Segment	September 30, 2017	September 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$27.9	$10.4	$17.5	167.8%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$27.9	$10.4	$17.5	167.8%
Coal revenues per ton*	$73.02	$57.91	$15.11	26.1%
Northern Appalachia
Coal revenues	$4.6	$8.8	$(4.2)	(48.0%)
Freight and handling revenues	0.2	0.4	(0.2)	(48.1%)
Other revenues	1.6	1.8	(0.2)	(9.3%)
Total revenues	$6.4	$11.0	$(4.6)	(41.7%)
Coal revenues per ton*	$39.81	$58.75	$(18.94)	(32.2%)
Rhino Western
Coal revenues	$9.1	$7.2	$1.9	25.8%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$9.1	$7.2	$1.9	25.8%
Coal revenues per ton*	$37.53	$39.00	$(1.47)	(3.8%)
Illinois Basin
Coal revenues	$14.9	$14.6	$0.3	2.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$14.9	$14.6	$0.3	2.4%
Coal revenues per ton*	$47.37	$47.97	$(0.60)	(1.2%)
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	-	0.2	(0.2)	(94.7%)
Total revenues	$-	$0.2	$(0.2)	(94.7%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$56.5	$41.0	$15.5	37.7%
Freight and handling revenues	0.2	0.4	(0.2)	(48.1%)
Other revenues	1.6	2.0	(0.4)	(16.6%)
Total revenues	$58.3	$43.4	$14.9	34.4%
Coal revenues per ton*	$53.58	$50.09	$3.49	7.0%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the three months ended September 30, 2017 increased by approximately $15.5 million, or 37.7%, to approximately $56.5 million from approximately $41.0 million for the three months ended September 30, 2016. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the period. Coal revenues per ton was $53.58 for the three months ended September 30, 2017, an increase of $3.49, or 7.0%, from $50.09 per ton for the three months ended September 30, 2016. This increase in coal revenues per ton was primarily the result of a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $17.5 million, or 167.8%, to approximately $27.9 million for the three months ended September 30, 2017 from approximately $10.4 million for the three months ended September 30, 2016. This increase was primarily due to the increase in coal prices and demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $15.11, or 26.1%, to $73.02 per ton for the three months ended September 30, 2017 as compared to $57.91 for the three months ended September 30, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $4.6 million for the three months ended September 30, 2017, a decrease of approximately $4.2 million, or 48.0%, from approximately $8.8 million for the three months ended September 30, 2016. This decrease was primarily due to a decrease in tons sold from our Sands Hill and Hopedale operations in Northern Appalachia due to weak demand for coal from the Northern Appalachia region during the three months ended September 30, 2017. Coal revenues per ton decreased by $18.94 or 32.2% per ton for the three months ended September 30, 2017 as compared to $58.75 for the three months ended September 30, 2016, which was primarily due to lower prices for tons sold from our Hopedale complex compared to the prior year due to weak demand for coal from this region.

For our Rhino Western segment, coal revenues increased by approximately $1.9 million, or 25.8%, to approximately $9.1 million for the three months ended September 30, 2017 from approximately $7.2 million for the three months ended September 30, 2016 primarily due to an increase in tons sold from the Castle Valley mine due to increased customer demand. Coal revenues per ton for our Rhino Western segment decreased by $1.47 or 3.8% to $37.53 per ton for the three months ended September 30, 2017 as compared to $39.00 per ton for the three months ended September 30, 2016 due to lower contracted sales prices.

For our Illinois Basin segment, coal revenues of approximately $14.9 million for the three months ended September 30, 2017 increased by approximately $0.3 million, or 2.4%, compared to $14.6 million for the three months ended September 30, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $47.37 for the three months ended September 30, 2017, a decrease of $0.60, or 1.2%, from $47.97 for the three months ended September 30, 2016. The decrease in coal revenues per ton was due to lower contracted prices for tons sold.

Other revenues for our Other category were relatively flat for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase (Decrease) %*
Met coal tons sold	196.8	88.4	122.5%
Steam coal tons sold	184.8	91.3	102.5%
Total tons sold	381.6	179.7	112.4%

Met coal revenue	$18,285	$5,654	223.4%
Steam coal revenue	$9,580	$4,753	101.6%
Total coal revenue	$27,865	$10,407	167.8%

Met coal revenues per ton	$92.93	$63.95	45.3%
Steam coal revenues per ton	$51.82	$52.07	(0.5%)
Total coal revenues per ton	$73.02	$57.91	26.1%

Met coal tons produced	151.9	108.0	40.1%
Steam coal tons produced	253.8	104.0	144.9%
Total tons produced	405.7	212.0	91.6%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months	Three months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2017	September 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.9	$8.9	$12.0	135.8%
Freight and handling costs	1.2	-	1.2	n/a
Depreciation, depletion and amortization	1.9	1.6	0.3	15.1%
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$54.73	$49.29	$5.44	11.0%

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.6	$7.8	$(1.2)	(14.7%)
Freight and handling costs	0.3	0.4	(0.1)	(27.0%)
Depreciation, depletion and amortization	0.4	0.8	(0.4)	(51.3%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$57.95	$52.13	$5.82	11.2%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$6.6	$5.3	$1.3	24.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.1	1.3	(0.2)	(16.4%)
Selling, general and administrative	-	-	-	n/a
Cost of operations per ton*	$27.48	$28.82	$(1.34)	(4.7%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$13.1	$13.4	$(0.3)	(2.4%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.8	2.6	(0.8)	(33.5%)
Selling, general and administrative	-	0.1	(0.1)	(6.5%)
Cost of operations per ton*	$41.40	$43.99	$(2.59)	(5.9%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(0.7)	$(0.2)	$(0.5)	603.8%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	-	0.2	(0.2)	(39.4%)
Selling, general and administrative	2.6	4.2	(1.6)	(39.9%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$46.5	$35.2	$11.3	31.8%
Freight and handling costs	1.5	0.4	1.1	294.4%
Depreciation, depletion and amortization	5.2	6.5	(1.3)	(20.1%)
Selling, general and administrative	2.6	4.3	(1.7)	(38.0%)
Cost of operations per ton*	$44.08	$43.07	$1.01	2.4%

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

Cost of Operations. Total cost of operations increased by $11.3 million or 31.8% to $46.5 million for the three months ended September 30, 2017 as compared to $35.2 million for the three months ended September 30, 2016. Our cost of operations per ton was $44.08 for the three months ended September 30, 2017, an increase of $1.01, or 2.4%, from the three months ended September 30, 2016. The increase in cost of operations was primarily due to the $12.0 million increase in cost of production at our Central Appalachia operations as demand for met and steam coal increased in this region. Cost of operations per ton increased due to higher maintenance costs and costs for outside services.

Our cost of operations for the Central Appalachia segment increased by $12.0 million, or 135.8%, to $20.9 million for the three months ended September 30, 2017 from $8.9 million for the three months ended September 30, 2016. Our cost of operations per ton of $54.73 for the three months ended September 30, 2017 was an increase of 11.0% compared to $49.29 per ton for the three months ended September 30, 2016. Total cost of operations increased period over period as we increased production in this region during the three months ended September 30, 2017 due to increased demand for met and steam coal.

In our Northern Appalachia segment, our cost of operations decreased by $1.2 million, or 14.7%, to $6.6 million for the three months ended September 30, 2017 from $7.8 million for the three months ended September 30, 2016. Our cost of operations per ton was $57.95 for the three months ended September 30, 2017, an increase of $5.82, or 11.2%, compared to $52.13 for the three months ended September 30, 2016. The decrease in total cost of operations in Northern Appalachia was due to a decrease in sales in this region in response to weak market demand. The increase in the cost of operations on a per ton basis was primarily due to fixed operating costs being allocated to fewer tons of coal sold during the current period.

Our cost of operations for the Rhino Western segment increased by $1.3 million, or 24.6%, to $6.6 million for the three months ended September 30, 2017 from $5.3 million for the three months ended September 30, 2016. Total cost of operations increased for the three months ended September 30, 2017 compared to the same period in 2016 due to increased tons produced and sold from our Castle Valley operation. Our cost of operations per ton was $27.48 for the three months ended September 30, 2017, a decrease of $1.34, or 4.7%, compared to $28.82 for the three months ended September 30, 2016. Cost of operations per ton decreased for the three months ended September 30, 2017 compared to the same period in 2016 due to an increase in tons sold from our Castle Valley mine in the current period.

Cost of operations in our Illinois Basin segment was $13.1 million while cost of operations per ton was $41.40 for the three months ended September 30, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended September 30, 2016, cost of operations in our Illinois Basin segment was $13.4 million and cost of operations per ton was $43.99. The decrease in cost of operations per ton was primarily the result of an increase in tons sold during the current period.

Freight and Handling. Total freight and handling cost increased to $1.5 million for the three months ended September 30, 2017 as compared to $0.4 million for the three months ended September 30, 2016. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in the current period that require us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended September 30, 2017 was $5.2 million as compared to $6.5 million for the three months ended September 30, 2016.

For the three months ended September 30, 2017, our depreciation cost decreased to $4.0 million compared to $5.6 million for the three months ended September 30, 2016. This decrease is primarily the result of assets becoming fully depreciated.

For the three months ended September 30, 2017 and 2016, our depletion cost remained flat at $0.4 million.

For the three months ended September 30, 2017, our amortization cost was $0.8 million compared to $0.5 million for the three months ended September 30, 2016. The increase period over period was due to an increase in amortization of mine development cost, which was the result of increased mining operations in Central Appalachia compared to the prior period.

Selling, General and Administrative. SG&A expense for the three months ended September 30, 2017 decreased to $2.6 million as compared to $4.3 million for the three months ended September 30, 2016. This decrease was primarily attributable to the $2.0 million impairment charge related to the note receivable from the sale of our Deane mining complex during the three months ended September 30, 2016.

Interest Expense. Interest expense for the three months ended September 30, 2017 decreased to $1.0 million as compared to $2.0 million for the three months ended September 30, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility and reduced debt issuance costs during the three months ended September 30, 2017.

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	September 30, 2017	September 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$3.8	$(0.2)	$4.0
Northern Appalachia	(0.9)	3.6	(4.5)
Rhino Western	1.4	0.6	0.8
Illinois Basin	0.1	(1.6)	1.7
Other	(2.7)	(5.6)	2.9
Total	$1.7	$(3.2)	$4.9

For the three months ended September 30, 2017, net income from continuing operations was approximately $1.7 million compared to net loss from continuing operations of approximately $3.2 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, our net income from continuing operations was positively impacted by increased production and sales from our Central Appalachia operations compared to the prior period. For the three months ended September 30, 2016, our net loss from continuing operations was impacted by an impairment charge of $2.0 million related to the note receivable from our Deane mining complex sale and positively impacted by a gain of $1.7 million for extinguishment of debt, which resulted when we settled a $2.8 million note payable to a third party for $1.1 million

For our Central Appalachia segment, net income from continuing operations was approximately $3.8 million for the three months ended September 30, 2017, an increase of $4.0 million in net income from continuing operations as compared to the three months ended September 30, 2016. The increase in net income from continuing operations was primarily due to increased sales from the Central Appalachia mining operations in the third quarter of 2017 due to increased demand for both met and steam coal from this region.

Net loss from continuing operations in our Northern Appalachia segment was $0.9 million for the three months ended September 30, 2017 compared to net income from continuing operations of $3.6 million for the three months ended September 30, 2016. Net income for the three months ended September 30, 2016 was positively impacted by a gain of $1.7 million for extinguishment of debt, which resulted when we settled a $2.8 million note payable to a third party for $1.1 million.

Net income from continuing operations in our Rhino Western segment was $1.4 million for the three months ended September 30, 2017, compared to $0.6 million for the three months ended September 30, 2016. This increase in net income from continuing operations was primarily the result of more tons sold at our Castle Valley operation due to increased customer demand.

For our Illinois Basin segment, we generated net income from continuing operations of $0.1 million for the three months ended September 30, 2017, which was an improvement of $1.7 million compared to the three months ended September 30, 2016. This increase in net income was primarily the result of decreased costs as we continue to optimize production at our Pennyrile mining complex.

For the Other category, we had a net loss from continuing operations of $2.7 million for the three months ended September 30, 2017 as compared to net loss from continuing operations of $5.6 million for the three months ended September 30, 2016. For the three months ended September 30, 2016, our net loss from continuing operations was impacted by an impairment charge of $2.0 million related to the note receivable from the sale of our Deane mining complex.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months ended	Three months ended	Increase
Segment	September 30, 2017	September 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$5.7	$1.6	$4.1
Northern Appalachia	(0.5)	2.7	(3.2)
Rhino Western	2.5	2.0	0.5
Illinois Basin	1.9	1.1	0.8
Other	(1.7)	(1.9)	0.2
Total	$7.9	$5.5	$2.4

Adjusted EBITDA from continuing operations for the three months ended September 30, 2017 increased by $2.4 million to $7.9 million from $5.5 million for the three months ended September 30, 2016. Adjusted EBITDA from continuing operations increased period over period primarily due to the increase in net income at our Central Appalachia segment, which was the result of an increase in met and steam coal tons sold due to increased demand in coal produced from this region. Adjusted EBITDA for the three months ended September 30, 2016 was $5.6 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the three months ended September 30, 2017. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Summary. For the nine months ended September 30, 2017, our total revenues increased to $168.4 million from $124.4 million for the nine months ended September 30, 2016, which is a 35.4% increase. We sold approximately 3.1 million tons of coal for the nine months ended September 30, 2017, which is a 27.8% increase compared to the tons of coal sold for the nine months ended September 30, 2016. The increase in revenue and tons sold was primarily the result of increased sales in Central Appalachia due to increases in coal prices and demand for met and steam coal produced in this region.

We generated net loss from continuing operations of approximately $0.1 million for the nine months ended September 30, 2017 compared to a net loss from continuing operations of approximately $9.0 million for the nine months ended September 30, 2016. Our net loss from continuing operations improved during the nine months ended September 30, 2017 compared to 2016 primarily due to higher coal revenues from the increased demand for met and steam coal in our Central Appalachia segment.

Adjusted EBITDA from continuing operations increased to $19.6 million for the nine months ended September 30, 2017 from $14.9 million for the nine months ended September 30, 2016. Adjusted EBITDA from continuing operations increased primarily due to the decrease in net loss during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulting from the increase in production and sales at our Central Appalachia operation. Adjusted EBITDA for the nine months ended September 30, 2016 was positively impacted by the $3.9 million prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Including the net loss from discontinued operations of approximately $117.9 million, our total net loss for the nine months ended September 30, 2016 was $126.9 million. Adjusted EBITDA for the nine months ended September 30, 2016 was $16.7 million once the impact of discontinued operations was included. We did not incur a gain or loss from discontinued operations for the nine months ended September 30, 2017.

Tons Sold. The following table presents tons of coal sold by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months	Nine months	Increase/
	Ended	ended	(Decrease)
Segment	September 30, 2017	September 30, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	1,090.7	367.9	722.8	196.4%
Northern Appalachia	308.4	432.8	(124.4)	(28.8%)
Rhino Western	661.7	652.1	9.6	1.5%
Illinois Basin	1,013.6	953.7	59.9	6.3%
Total *	3,074.4	2,406.5	667.9	27.8%

* Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 3.1 million tons of coal for the nine months ended September 30, 2017, which was a 27.8% increase compared to the nine months ended September 30, 2016. The increase in tons sold year-to-year was primarily due to higher sales from our Central Appalachia segment due to an increase in demand for met and steam coal from this region.

Tons of coal sold in our Central Appalachia segment increased by approximately 196.4% to approximately 1.1 million tons for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to an increase in met and steam coal tons sold in the nine months ended September 30, 2017 compared to 2016 resulting from increased market demand for coal from this region.

For our Northern Appalachia segment, tons of coal sold decreased by approximately 28.8% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we experienced a decrease in tons sold from our Northern Appalachia segment due to weak demand for coal in this region.

Tons of coal sold from our Rhino Western segment remained relatively flat at 0.7 million tons for the nine months ended September 30, 2017 compared to the same period in 2016.

For our Illinois Basin segment, tons of coal sold increased by approximately 6.3% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2017	September 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$76.8	$21.6	$55.2	255.9%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	0.1	-	9.7%
Total revenues	$76.9	$21.7	$55.2	254.7%
Coal revenues per ton*	$70.38	$58.62	$11.76	20.1%
Northern Appalachia
Coal revenues	$11.7	$24.6	$(12.9)	(52.6%)
Freight and handling revenues	0.5	1.6	(1.1)	(67.1%)
Other revenues	4.8	5.5	(0.7)	(11.7%)
Total revenues	$17.0	$31.7	$(14.7)	(46.3%)
Coal revenues per ton*	$37.86	$56.91	$(19.05)	(33.5%)
Rhino Western
Coal revenues	$25.1	$25.1	$-	0.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$25.1	$25.1	$-	0.0%
Coal revenues per ton*	$37.99	$38.55	$(0.56)	(1.4%)
Illinois Basin
Coal revenues	$49.4	$45.5	$3.9	8.7%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$49.4	$45.5	$3.9	8.6%
Coal revenues per ton*	$48.71	$47.65	$1.06	2.2%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	-	0.4	(0.4)	(94.6%)
Total revenues	$-	$0.4	$(0.4)	(94.6%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$163.0	$116.8	$46.2	39.5%
Freight and handling revenues	0.5	1.6	(1.1)	(67.1%)
Other revenues	4.9	6.0	(1.1)	(16.9%)
Total revenues	$168.4	$124.4	$44.0	35.4%
Coal revenues per ton*	$53.00	$48.52	$4.48	9.2%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the nine months ended September 30, 2017 increased by approximately $46.2 million, or 39.5%, to approximately $163.0 million from approximately $116.8 million for the nine months ended September 30, 2016. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for coal from this region during the nine months ended September 30, 2017. Coal revenues per ton was $53.00 for the nine months ended September 30, 2017, an increase of $4.48, or 9.2%, from $48.52 per ton for the nine months ended September 30, 2016. This increase in coal revenues per ton was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Central Appalachia segment, coal revenues increased by approximately $55.2 million, or 255.9%, to approximately $76.8 million for the nine months ended September 30, 2017 from approximately $21.6 million for the nine months ended September 30, 2016. This increase was primarily due to the increase in coal prices and demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $11.76, or 20.1%, to $70.38 per ton for the nine months ended September 30, 2017 as compared to $58.62 for the nine months ended September 30, 2016, which was primarily due to a higher mix of higher priced met coal tons sold in Central Appalachia compared to the prior period.

For our Northern Appalachia segment, coal revenues were approximately $11.7 million for the nine months ended September 30, 2017, a decrease of approximately $12.9 million, or 52.6%, from approximately $24.6 million for the nine months ended September 30, 2016. This decrease was primarily due to a decrease in tons sold from our Northern Appalachia segment due to weak market demand in the region. Coal revenues per ton for our Northern Appalachia segment decreased by $19.05, or 33.5%, to $37.86 per ton for the nine months ended September 30, 2017 as compared to $56.91 per ton for the nine months ended September 30, 2016. This decrease was primarily due to the larger mix of lower priced tons being sold from our Sands Hill complex compared to higher priced tons sold from our Hopedale complex.

For our Rhino Western segment, coal revenues remained flat at $25.1 million for the nine months ended September 30, 2017 compared to the same period in 2016. Coal revenues per ton for our Rhino Western segment remained relatively flat at $37.99 for the nine months ended September 30, 2017, compared to $38.55 for the nine months ended September 30, 2016.

For our Illinois Basin segment, coal revenues of approximately $49.4 million for the nine months ended September 30, 2017 increased by approximately $4.0 million, or 8.7%, compared to $45.5 million for the nine months ended September 30, 2016. The increase was due to increased sales from our Pennyrile mine in western Kentucky to fulfill our customer contracts. Coal revenues per ton for our Illinois Basin segment were $48.71 for the nine months ended September 30, 2017, an increase of $1.06, or 2.2%, from $47.65 for the nine months ended September 30, 2016. The increase in coal revenues per ton was due to higher contracted prices for tons sold.

Other revenues for our Other category decreased by $0.4 million for the nine months ended September 30, 2017 as compared to the same period in 2016 due to lower activities in our ancillary businesses during the current period.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Increase (Decrease) %*
Met coal tons sold	575.2	135.4	324.8%
Steam coal tons sold	515.5	232.5	121.7%
Total tons sold	1,090.7	367.9	196.4%

Met coal revenue	$50,131	$9,553	424.8%
Steam coal revenue	$26,634	$12,016	121.7%
Total coal revenue	$76,765	$21,569	255.9%

Met coal revenues per ton	$87.16	$70.55	23.5%
Steam coal revenues per ton	$51.66	$51.67	(0.2%)
Total coal revenues per ton	$70.38	$58.62	20.0%

Met coal tons produced	504.6	165.8	204.4%
Steam coal tons produced	631.8	242.3	160.7%
Total tons produced	1,136.4	408.1	178.5%

* Percentage amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months	Nine months
	ended	ended	Increase/(Decrease)
Segment	September 30, 2017	September 30, 2016	$	%*
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$59.7	$21.8	$37.9	174.0%
Freight and handling costs	1.8	-	1.8	n/a
Depreciation, depletion and amortization	5.8	4.9	0.9	17.4%
Selling, general and administrative	0.2	0.1	0.1	n/a
Cost of operations per ton*	$54.76	$59.23	$(4.47)	(7.6%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$18.2	$18.5	$(0.3)	(1.3%)
Freight and handling costs	0.7	1.5	(0.8)	(52.9%)
Depreciation, depletion and amortization	1.3	2.6	(1.3)	(49.1%)
Selling, general and administrative	0.1	0.1	-	(20.0%)
Cost of operations per ton*	$59.09	$42.67	$16.42	38.5%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$20.1	$19.9	$0.2	0.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	3.4	4.1	(0.7)	(17.3%)
Selling, general and administrative	0.1	-	0.1	88.8%
Cost of operations per ton*	$30.30	$30.47	$(0.17)	(0.6%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$41.8	$39.9	$1.9	4.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	5.7	6.3	(0.6)	(9.7%)
Selling, general and administrative	0.1	0.1	-	(3.9%)
Cost of operations per ton*	$41.26	$41.81	$(0.55)	(1.3%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(1.7)	$(2.0)	$0.3	(8.2%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.3	0.4	(0.1)	(32.8%)
Selling, general and administrative	8.0	12.0	(4.0)	(32.8%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$138.1	$98.1	$40.0	40.7%
Freight and handling costs	2.5	1.5	1.0	73.3%
Depreciation, depletion and amortization	16.5	18.3	(1.8)	(10.1%)
Selling, general and administrative	8.5	12.3	(3.8)	(31.0%)
Cost of operations per ton*	$44.91	$40.77	$4.14	10.2%

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

Cost of Operations. Total cost of operations was $138.1 million for the nine months ended September 30, 2017 as compared to $98.1 million for the nine months ended September 30, 2016. Our cost of operations per ton was $44.91 for the nine months ended September 30, 2017, an increase of $4.14, or 10.2%, from the nine months ended September 30, 2016. Total cost of operations and cost of operations per ton increased primarily due to higher costs in Central Appalachia due to an increase in coal production and sales resulting from increased market demand in this region during the nine months ended September 30, 2017.

Our cost of operations for the Central Appalachia segment increased by $37.9 million, or 174.0%, to $59.7 million for the nine months ended September 30, 2017 from $21.8 million for the nine months ended September 30, 2016. Total cost of operations increased year-to-year as we increased production in our Central Appalachia segment in response to increased demand for met and steam coal from this region. Our cost of operations per ton of $54.76 for the nine months ended September 30, 2017 was a decrease of 7.6% compared to $59.23 per ton for the nine months ended September 30, 2016. We increased sales during the current period due to increased met and steam coal demand that resulted in lower cost of operations per ton compared to the prior period.

In our Northern Appalachia segment, our cost of operations decreased by $0.3 million, or 1.3%, to $18.2 million for the nine months ended September 30, 2017 from $18.5 million for the nine months ended September 30, 2016. Our cost of operations per ton was $59.09 for the nine months ended September 30, 2017, an increase of $16.42, or 38.5%, compared to $42.67 for the nine months ended September 30, 2016. The cost of operations for the nine months ended September 30, 2016 decreased by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period. The increase in the cost of operations per ton was primarily due to fixed operating costs being allocated to lower sales tons at our Northern Appalachia segment during the nine months ended September 30, 2017.

Our cost of operations for the Rhino Western segment increased by $0.2 million, or 0.9%, to $20.1 million for the nine months ended September 30, 2017 from $19.9 million for the nine months ended September 30, 2016. Our cost of operations per ton was $30.30 for the nine months ended September 30, 2017, a decrease of $0.17, or 0.6%, compared to $30.47 for the nine months ended September 30, 2016. Our cost of operations and cost of operations per ton for our Rhino Western segment were both relatively flat period over period.

Cost of operations in our Illinois Basin segment was $41.8 million while cost of operations per ton was $41.26 for the nine months ended September 30, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the nine months ended September 30, 2016, cost of operations in our Illinois Basin segment was $39.9 million and cost of operations per ton was $41.81. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton remained relatively flat.

Freight and Handling. Total freight and handling cost increased to $2.5 million for the nine months ended September 30, 2017 as compared to $1.5 million for the nine months ended September 30, 2016. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in the current period that require us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the nine months ended September 30, 2017 was $16.5 million as compared to $18.3 million for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, our depreciation cost decreased to $12.8 million compared to $15.9 million for the nine months ended September 30, 2016. This decrease primarily resulted from lower depreciation costs in our Central Appalachia, Northern Appalachia and Illinois Basin segments in the current period compared to the prior year as assets became fully depreciated in these regions.

For the nine months ended September 30, 2017, our depletion cost remained relatively flat at $1.2 million compared to the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, our amortization cost increased to $2.5 million compared to $1.2 million for the nine months ended September 30, 2016. The increase is a result of increased production in our Central Appalachia segment during the nine months ended September 30, 2017 compared to the same period in 2016.

Selling, General and Administrative. SG&A expense for the nine months ended September 30, 2017 decreased to $8.5 million as compared to $12.3 million for the nine months ended September 30, 2016. This decrease was the result of lower corporate overhead expenses for the nine months ended September 30, 2017 compared to the prior period and the impact of a $2.0 million impairment charge related to the note receivable from the sale of our Deane mining complex during the nine months ended September 30, 2016.

Interest Expense. Interest expense for the nine months ended September 30, 2017 decreased to $3.1 million as compared to $5.2 million for the nine months ended September 30, 2016. This decrease was primarily due to lower outstanding balances on our senior secured credit facility. See the discussion on our credit agreement in “Liquidity and Capital Resources - Amended and Restated Credit Agreement.”

Net Income (Loss) from Continuing Operations. The following table presents net income (loss) from continuing operations by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2017	September 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$9.4	$(5.5)	$14.9
Northern Appalachia	(3.3)	10.6	(13.9)
Rhino Western	1.6	1.0	0.6
Illinois Basin	1.7	(1.0)	2.7
Other	(9.5)	(14.1)	4.6
Total	$(0.1)	$(9.0)	$8.9

For the nine months ended September 30, 2017, net loss from continuing operations was approximately $0.1 million compared to net loss from continuing operations of approximately $9.0 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our net loss from continuing operations was positively impacted by increased production and sales from our Central Appalachia operations compared to the prior period. For the nine months ended September 30, 2016, our net loss from continuing operations was impacted by a prior service cost benefit of $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation during the 2016 period and the $2.0 million impairment charge incurred during the nine months ended September 30, 2016 for the note receivable discussed earlier.

For our Central Appalachia segment, net income from continuing operations was approximately $9.4 million for the nine months ended September 30, 2017, a $14.9 million increase in net income from continuing operations as compared to the nine months ended September 30, 2016, which was primarily related to the increase in sales at our Central Appalachia operation.

Net loss from continuing operations in our Northern Appalachia segment was $3.3 million for the nine months ended September 30, 2017 compared to net income from continuing operations of $10.6 million for the same period in 2016. The decrease in net income from continuing operations for the nine months ended September 30, 2017 was primarily due to decreased coal sales in our Northern Appalachia segment. The net income from continuing operations for the nine months ended September 30, 2016 was positively impacted by the prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation as well as the gain of $1.7 million for extinguishment of debt discussed earlier.

Net income from continuing operations in our Rhino Western segment was $1.6 million for the nine months ended September 30, 2017, compared to net income from continuing operations of $1.0 million for the nine months ended September 30, 2016. This increase in net income from continuing operations was primarily the result of lower depreciation expense at our Castle Valley operation during the nine months ended September 30, 2017 compared to 2016 as assets become fully depreciated.

For our Illinois Basin segment, we generated net income from continuing operations of $1.7 million for the nine months ended September 30, 2017, which was an improvement of $2.7 million compared to the nine months ended September 30, 2016. This increase in net income from continuing operations was primarily the result of increased coal sales at our Pennyrile mining complex.

For the Other category, we had a net loss from continuing operations of $9.5 million for the nine months ended September 30, 2017 as compared to a net loss from continuing operations of $14.1 million for the nine months ended September 30, 2016. This decrease in results period over period was attributable to lower corporate overhead charges and the $2.0 million impairment charge related to the note receivable from the sale of our Deane mining complex during the nine months ended September 30, 2016.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months Ended	Nine months Ended	Increase
Segment	September 30, 2017	September 30, 2016	(Decrease)
	(in millions)
Central Appalachia	$15.2	$0.1	$15.1
Northern Appalachia	(1.9)	11.7	(13.6)
Rhino Western	5.0	5.3	(0.3)
Illinois Basin	7.4	5.5	1.9
Other	(6.1)	(7.7)	1.6
Total	$19.6	$14.9	$4.7

Adjusted EBITDA from continuing operations increased to $19.6 million for the nine months ended September 30, 2017 from $14.9 million for the nine months ended September 30, 2016. Adjusted EBITDA from continuing operations increased period over period primarily due to the decrease in net loss during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 discussed earlier. Adjusted EBITDA for the nine months ended September 30, 2016 was positively impacted by the $3.9 million prior service cost benefit resulting from the cancellation of the postretirement benefit plan at our Hopedale operation. Adjusted EBITDA for the nine months ended September 30, 2016 was $16.7 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the nine months ended September 30, 2017. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$3.8	$(0.9)	$1.4	$0.1	$(2.7)	$1.7
Plus:
DD&A	1.9	0.4	1.1	1.8	-	5.2
Interest expense	-	-	-	-	1.0	1.0
EBITDA from continuing operations†	$5.7	$(0.5)	$2.5	$1.9	$(1.7)	$7.9
Adjusted EBITDA from continuing operations†	5.7	(0.5)	2.5	1.9	(1.7)	7.9
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$5.7	$(0.5)	$2.5	$1.9	$(1.7)	$7.9

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2016	Appalachia	Appalachia	Western	Basin	Other*	Total*
	(in millions)
Net (loss)/income from continuing operations	$(0.2)	$3.6	$0.6	$(1.6)	$(5.6)	$(3.2)
Plus:
DD&A	1.6	0.8	1.3	2.6	0.2	6.5
Interest expense	0.2	-	0.1	0.1	1.6	2.0
EBITDA from continuing operations†	$1.6	$4.4	$2.0	$1.1	$(3.8)	$5.3
Plus: Non-cash asset impairment (1)	-	-	-	-	2.0	2.0
Plus: Gain on extinguishment of debt (2)	-	(1.7)	-	-	-	(1.7)
Adjusted EBITDA from continuing operations†	1.6	2.7	2.0	1.1	(1.9)	5.5
EBITDA from discontinued operations	0.1	-	-	-	-	0.1
Adjusted EBITDA	$1.7	$2.7	$2.0	$1.1	$(1.9)	$5.6

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2017	Appalachia	Appalachia*	Western	Basin	Other	Total*
	(in millions)
Net income/(loss) from continuing operations	$9.4	$(3.3)	$1.6	$1.7	$(9.5)	$(0.1)
Plus:
DD&A	5.8	1.3	3.4	5.7	0.3	16.5
Interest expense	-	-	-	-	3.1	3.1
EBITDA from continuing operations†	$15.2	$(1.9)	$5.0	$7.4	$(6.1)	$19.6
Adjusted EBITDA from continuing operations†	15.2	(1.9)	5.0	7.4	(6.1)	19.6
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$15.2	$(1.9)	$5.0	$7.4	$(6.1)	$19.6

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2016	Appalachia*	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net (loss)/income from continuing operations	$(5.5)	$10.6	$1.0	$(1.0)	$(14.1)	$(9.0)
Plus:
DD&A	4.9	2.6	4.1	6.3	0.4	18.3
Interest expense	0.6	0.2	0.1	0.2	4.1	5.2
EBITDA from continuing operations†	$0.1	$13.4	$5.2	$5.5	$(9.6)	$14.6
Plus: Non-cash asset impairment (1)	-	-	-	-	2.0	2.0
Plus: Gain on extinguishment of debt (2)	-	(1.7)	-	-	-	(1.7)
Adjusted EBITDA from continuing operations†	0.1	11.7	5.2	5.5	(7.6)	14.9
EBITDA from discontinued operations	1.8	-	-	-	-	1.8
Adjusted EBITDA †	$1.9	$11.7	$5.2	$5.5	$(7.6)	$16.7

*	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	During the three and nine months ended September 30, 2016, we recorded a $2.0 million asset impairment related to a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	For the three and nine months ended September 30, 2016, we recorded a gain of approximately $1.7 million for the extinguishment of debt. We executed an agreement with the third party that held approximately $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration, which resulted in an approximate $1.7 million gain from the extinguishment of this debt. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in millions)
Net cash provided by operating activities	$5.9	$1.1	$13.2	$5.1
Plus:
Increase in net operating assets	2.0	5.1	6.9	6.1
Gain on sale of assets	0.1	0.1	0.1	0.4
Amortization of deferred revenue	-	0.6	-	1.3
Amortization of actuarial gain	-	-	-	4.8
Interest expense	1.0	2.0	3.1	5.2
Equity in net income of unconsolidated affiliate	-	-	0.1	-
Less:
Amortization of advance royalties	0.3	0.2	0.9	0.7
Amortization of debt issuance costs	0.4	1.0	1.1	2.0
Loss on retirement of advanced royalties	-	-	0.1	0.1
Loss on disposal of business	-	-	-	119.2
Loss on impairment of asset	-	2.0	-	2.0
Equity-based compensation	-	0.5	0.3	0.5
Accretion on asset retirement obligations	0.4	0.4	1.4	1.1
Gain on extinguishment of debt	-	1.7	-	1.7
Equity in net loss of unconsolidated affiliates	-	-	-	0.1
EBITDA†	$7.9	$3.1	$19.6	$(104.5)
Plus: Loss on disposal of business (1)	-	0.5	-	119.2
Plus: Non-cash asset impairment (2)	-	2.0	-	2.0
Adjusted EBITDA†	7.9	5.6	19.6	16.7
Less: EBITDA from discontinued operations	-	0.1	-	1.8
Adjusted EBITDA from continuing operations †	$7.9	$5.5	$19.6	$14.9

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	For the three and nine months ended September 30, 2016, we recorded losses of $0.5 million and $119.2 million related to the sale of our Elk Horn coal leasing company that was discussed earlier. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	During the three and nine months ended September 30, 2016, we recorded a $2.0 million asset impairment related to a note receivable that was recorded in 2015 related to the sale of the Deane mining complex discussed earlier. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

Liquidity and Capital Resources

Liquidity

Since our credit facility has an expiration date of December 31, 2017, we determined that our credit facility debt liability at September 30, 2017 and December 31, 2016 of $9.9 million and $10.0 million, respectively, should be classified as a current liability on our unaudited condensed consolidated statements of financial position. The classification of our credit facility balance as a current liability raises substantial doubt of our ability to continue as a going concern for the next twelve months.

We are evaluating and negotiating alternative credit facilities. We currently anticipate repaying the debt outstanding under our credit facility with the proceeds from one of these alternative facilities in the fourth quarter of 2017. If it becomes apparent this refinancing will not occur prior to December 31, 2017, we may seek a short-term extension of our existing credit facility. There can be no assurance that we will be able to refinance our credit facility or that the lenders will be willing to grant an extension to provide us with additional time to refinance. If we are unable to secure a replacement facility, we will lose a primary source of liquidity, and we may not be able to generate adequate cash flow from operations to fund our business, including repaying amounts due under our credit facility upon expiration, which could cause us to further curtail our operations and reduce our spending and to alter our business plan. We may also be required to consider other options, such as selling additional assets, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time. If we are not able to fund our liquidity requirements, we may not be able to continue as a going concern.

Further, even if we are able to refinance our credit facility, the replacement credit facility may include a significantly higher interest rate, significant amortization payments, or liens on a substantial portion of our assets, all of which could adversely impact our future plans and operations.

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

Our principal indicators of our liquidity are our cash on hand and availability under our amended and restated credit agreement. As of September 30, 2017, our available liquidity was $8.3 million, including cash on hand of $0.1 million and $8.2 million available under our credit facility. On May 13, 2016, we entered into a Fifth Amendment of our amended and restated agreement that initially extended the term of the senior secured credit facility to July 31, 2017. Per the Fifth Amendment, the term of the credit facility automatically extended to December 31, 2017 when the revolving credit commitments were reduced to $55 million or less as of December 31, 2016. The Fifth Amendment also immediately reduced the revolving credit commitments under the credit facility to a maximum of $75 million and maintained the amount available for letters of credit at $30 million. In December 2016, we entered into a Seventh Amendment of our amended and restated credit agreement. The Seventh Amendment immediately reduced the revolving credit commitments by $11.0 million and provided for additional revolving credit commitment reductions of $2.0 million each on June 30, 2017 and September 30, 2017. The Seventh Amendment further reduced the revolving credit commitments over time on a dollar-for-dollar basis for the net cash proceeds received from any asset sales after the Seventh Amendment date once the aggregate net cash proceeds received exceeds $2.0 million. For more information about our amended and restated credit agreement, please read — “Amended and Restated Credit Agreement.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash provided by operating activities was $13.2 million for the nine months ended September 30, 2017 as compared to cash provided by operating activities of $5.1 million for the nine months ended September 30, 2016. This increase in cash provided by operating activities for the nine months ended September 30, 2017 was primarily the result of the increase in production and sales in our Central Appalachia segment for the nine months ended September 30, 2017 as compared to 2016.

Net cash used in investing activities was $12.9 million for the nine months ended September 30, 2017 as compared to cash provided by investing activities of $5.1 million for the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2017 was primarily related to capital expenditures necessary for maintaining our mining operations. Net cash provided by investing activities for the nine months ended September 30, 2016 was primarily related to the proceeds from the sale of the Elk Horn coal leasing operation.

Net cash used in financing activities for the nine months ended September 30, 2017 was $0.3 million, which was primarily attributable to payment of debt issuance costs during the period. Net cash used in financing activities for the nine months ended September 30, 2016 was $10.3 million, which was attributable to net repayments on our revolving credit facility resulting from contributions from Royal’s acquisition of common units.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2017 were approximately $9.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2017 were approximately $5.1 million and primarily related to purchases of additional equipment to be used to expand our met coal production capacity in Central Appalachia.

Amended and Restated Credit Agreement

On July 29, 2011, we executed the Amended and Restated Credit Agreement. The maximum availability under the amended and restated credit facility was $300.0 million, with a one-time option to increase the availability by an amount not to exceed $50.0 million. Of the $300.0 million, $75.0 million was available for letters of credit. In April 2015, the Amended and Restated Credit Agreement was amended and the borrowing commitment under the facility was reduced to $100.0 million and the amount available for letters of credit was reduced to $50.0 million. As described below, in March 2016 and May 2016, the borrowing commitment under the facility was further reduced to $80.0 million and $75.0 million, respectively, and the amount available for letters of credit was reduced to $30.0 million. In addition, as described below, the borrowing commitment under the facility was further reduced by amendments in July 2016 and December 2016 to $44.3 million as of September 30, 2017. The amount available for letters of credit was unchanged from these amendments.

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

In July 2016, we entered into the Sixth Amendment (“Sixth Amendment”) of our amended and restated senior secured credit facility that permitted the sale of Elk Horn that was discussed earlier. The Sixth Amendment reduced the maximum commitment amount allowed under the credit facility based on the initial cash proceeds of $10.5 million that were received for the Elk Horn sale. The Sixth Amendment further reduces the maximum commitment amount allowed under the credit facility by $375,000 each quarterly period beginning September 30, 2016 through June 30, 2017 for the additional $1.5 million received from the Elk Horn sale.

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

As of and for the twelve months ended September 30, 2017, we are in compliance with respect to all covenants contained in the credit agreement.

At September 30, 2017, the Operating Company had borrowings outstanding (excluding letters of credit) of $9.9 million at a variable interest rate of prime plus 3.50% (7.75% at September 30, 2017). In addition, the Operating Company had outstanding letters of credit of approximately $26.1 million at a fixed interest rate of 5.00% at September 30, 2017. Based upon a maximum borrowing capacity of 3.50 times a trailing twelve-month EBITDA calculation (as defined in the credit agreement), the Operating Company had available borrowing capacity of approximately $8.2 million at September 30, 2017. During the three months ended September 30, 2017, we had average borrowings outstanding of approximately $12.6 million under our credit agreement.

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

As of September 30, 2017, we had $26.1 million in letters of credit outstanding, of which $20.7 million served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies and estimates as of September 30, 2017.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements, which is incorporated herein by reference. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2017 is included in Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1**	Membership Interest Purchase Agreement, dated August 22, 2016, by and among Rhino Energy LLC and Elk Horn Coal Acquisition LLC, incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on November 10, 2016

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017.

4.1	Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

4.2	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

Exhibit Number	Description

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended September 30, 2017

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

**	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: November 9, 2017	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ W. Scott Morris
W. Scott Morris
Vice President and Chief Financial Officer
(Principal Financial Officer)

