Form 10-K
period 2017-12-31
Rhino Resource Partners LP
filed 2018-03-26
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34892

Rhino Resource Partners LP

(Exact name of registrant as specified in its charter)

Delaware	27-2377517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 Lewis Hargett Circle, Suite 250 Lexington, KY (Address of principal executive offices)	40503 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s equity held by non-affiliates of the registrant was approximately $4.4 million based on the price at which the registrant’s common units were last sold on the OTCQB Marketplace on such date. As of March 16, 2018, the registrant had 12,993,869 common units, 1,145,743 subordinated units and 1,500,000 Series A preferred units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference in this report are listed in the Exhibit Index of this Form 10-K

TABLE OF CONTENTS

PART I

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

ii

probable (indicated) coal reserves: Coal reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in “Part 1, Item 1A. Risk Factors.” The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our ability to maintain adequate cash flow to fund our capital expenditures, meet working capital needs and maintain and grow our operations;

●	our future levels of indebtedness and compliance with debt covenants;

●	sustained depressed levels or further declines in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions;

●	our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes;

●	declines in demand for electricity and coal;

●	current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal;

●	extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs;

●	difficulties in obtaining and/or renewing permits necessary for operations;

●	a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane;

●	poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives;

●	fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal;

●	a shortage of skilled labor, increased labor costs or work stoppages;

●	our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable;

●	material inaccuracies in our estimates of coal reserves and non-reserve coal deposits;

●	existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal;

●	federal and state laws restricting the emissions of greenhouse gases;

iv

●	our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property;

●	our dependence on a few customers and our ability to find and retain customers under favorable supply contracts;

●	changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices;

●	changes in governmental regulation of the electric utility industry;

●	defects in title in properties that we own or losses of any of our leasehold interests;

●	our ability to retain and attract senior management and other key personnel;

●	material inaccuracy of assumptions underlying reclamation and mine closure obligations; and

●	weakness in global economic conditions.

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

Item 1. Business.

We are a diversified coal producing limited partnership formed in Delaware that is focused on coal and energy related assets and activities. We produce, process and sell high quality coal of various steam and metallurgical grades from multiple coal producing basins in the United States. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. Our investments have included joint ventures that provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2017, we controlled an estimated 252.7 million tons of proven and probable coal reserves, consisting of an estimated 200.1 million tons of steam coal and an estimated 52.6 million tons of metallurgical coal. In addition, as of December 31, 2017, we controlled an estimated 185.2 million tons of non-reserve coal deposits. Our estimated non-reserve coal deposits as of December 31, 2017 decreased when compared to the estimated non-reserve coal deposits reported as of December 31, 2016 due to the sale of our Sands Hill Mining operation in November 2017. Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of November 30, 2016, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. The coal reserve estimates were updated through December 31, 2017 by our internal staff of engineers based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

For the year ended December 31, 2017, we produced approximately 4.2 million tons of coal from continuing operations and sold approximately 4.1 million tons of coal from continuing operations.

Our principal business strategy is to safely, efficiently and profitably produce and sell both steam and metallurgical coal from our diverse asset base in order to resume, and, over time, increase our quarterly cash distributions. In addition, we continue to seek opportunities to expand and diversify our operations through strategic acquisitions, including the acquisition of long-term, cash generating natural resource assets. We believe that such assets will allow us to grow our cash available for distribution and enhance the stability of our cash flow.

Current Liquidity and Outlook

As of December 31, 2017, our available liquidity was $8.8 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement (“Financing Agreement”), which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about our new Financing Agreement, please read “— Recent Developments—Financing Agreement.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement will be secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement will, at our option, either be “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at our option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, we may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, we must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires us to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the business and (e) coal reserve amounts; (ii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iii) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (iv) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (v) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict our ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of our respective businesses; (iii) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (iv) incur restrictions on the payment of dividends, (v) prepay or modify the terms of other indebtedness, (vi) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (vii) permit the trailing six month Fixed Charge Coverage Ratio to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents.

Common Unit Warrants

We entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants of our common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of our units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC has agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we will pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we will reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding will bear interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We had $11.2 million of letters of credit at December 31, 2017 under the LoC Facility with cash collateral in the amount of $12.3 million. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

Sands Hill Mining LLC Disposition

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining LLC after the closing date. We recognized a gain of $3.2 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation. The previous operating results of Sands Hill Mining LLC have been reclassified and reported on the (Gain)/loss from discontinued operations line on our consolidated statements of operations and comprehensive income for the years ended December 31, 2017 and 2016. The current and non-current assets and liabilities previously related to Sands Hill Mining LLC have been reclassified to the appropriate held for sale categories on our consolidated statement of financial position at December 31, 2016.

Acquisition by Royal Energy Resources, Inc.

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal Energy Resources, Inc. (“Royal”) and Wexford Capital LP (“Wexford Capital”) whereby Royal acquired 676,912 of our common units from Wexford Capital for $3.5 million. The Definitive Agreement also included the committed acquisition by Royal within sixty days from the date of the Definitive Agreement of all of the issued and outstanding membership interests of Rhino GP LLC, our general partner, as well as 945,525 of subordinated units from Wexford Capital for $1.0 million.

On March 17, 2016, Royal completed the acquisition of all of the membership interests of our general partner as well as the 945,525 subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in us with the completion of this transaction.

On March 21, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Royal pursuant to which we issued 6,000,000 of our common units to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us (“Rhino Promissory Note”) in the amount of $7.0 million. On May 13, 2016 and September 30, 2016, Royal paid us $3.0 million and $2.0 million, respectively, for the promissory note installments. The payments were made in relation to the fifth amendment of our former amended and restated credit agreement completed on May 13, 2016. On December 30, 2016, we modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

Pursuant to the Securities Purchase Agreement, on March 21, 2016, we and Royal entered into a registration rights agreement. The registration rights agreement grants Royal piggyback registration rights under certain circumstances with respect to the common units issued to Royal pursuant to the Securities Purchase Agreement.

Option Agreement-Armstrong Energy

On December 30, 2016, we entered into an option agreement (the “Option Agreement”) with Royal, Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and our general partner. Upon execution of the Option Agreement, we received an option (the “Call Option”) from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”) that is owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy, Inc. is a coal producing company with approximately 445 million tons of proven and probable reserves and five mines located in the Illinois Basin in western Kentucky as of June 30, 2017. The Option Agreement stipulates that we can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting us the Call Option, we issued 5.0 million common units, representing limited partner interests in us (the “Call Option Premium Units”) to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates we can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of us. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in our general partner to Rhino Holdings. Our ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our former revolving credit facility to permit the acquisition of Armstrong Energy (refer to our Financing Agreement discussed previously).

The Option Agreement also contains an option (the “Put Option”) granted by us to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause us to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under our former revolving credit facility which occurred on December 27, 2017 (refer to our Financing Agreement discussed previously).

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the seventh amendment of our former credit facility and the GP Amendment (defined below). Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

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

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such the Option Agreement was deemed to have no carrying value. An impairment charge of $21.8 million related to the Option Agreement has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. Please read “Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations—Asset Impairments 2017.”

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

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, we entered into a letter agreement with Royal whereby the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note were extended to December 31, 2018. The letter agreement further provided that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Rhino Promissory Note and the Weston Promissory Note to shares of Royal common stock. Royal issued 914,797 shares of its common stock to us at a conversion price of $4.51 as calculated per the method stipulated above. We recorded the $4.1 million conversion of the Weston Promissory Note and Rhino Promissory Note as Investment in Royal common stock in the Partners’ Capital section of our consolidated statements of financial position. (See Note 13 of the consolidated financial statements included elsewhere in this annual report for further information on the conversion of the Weston Promissory Note and the Rhino Promissory Note to Royal common stock.)

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

We have the option to convert the outstanding Series A preferred units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A preferred unit exceeds $10.00 per unit. Each Series A preferred unit will convert into a number of common units equal to the quotient (the “Series A Conversion Ratio”) of (i) the sum of $10.00 and any unpaid distributions in respect of such Series A Preferred Unit divided by (ii) 75% of the volume-weighted average closing price of the common units for the preceding 90 trading days (the “VWAP”); provided however, that the VWAP will be capped at a minimum of $2.00 and a maximum of $10.00. On December 31, 2021, all outstanding Series A preferred units will convert into common units at the then applicable Series A Conversion Ratio.

Elk Horn Coal Leasing Disposition

In August 2016, we entered into an agreement to sell our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. We received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration was paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. We recorded net loss of $119.9 million from the Elk Horn disposal during the year ended December 31, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on our consolidated statements of operations and comprehensive income for the year ended December 31, 2016.

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2017, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarters ended June 30, 2015 through December 31, 2017, we have accumulated arrearages at December 31, 2017 related to the common unit distribution of approximately $439.3 million.

History

Our predecessor was formed in April 2003 by Wexford Capital. We were formed in April 2010 to own and control the coal properties and related assets owned by Rhino Energy LLC. On October 5, 2010, we completed our IPO. Our common units were originally listed on the New York Stock Exchange under the symbol “RNO”. Please read “—Recent Developments—Delisting of Common Units from NYSE.” In connection with the IPO, Wexford contributed their membership interests in Rhino Energy LLC to us, and in exchange we issued subordinated units representing limited partner interests in us and common units to Wexford and issued incentive distribution rights to our general partner. In March 2016, Royal acquired our general partner and a majority limited partner interest in us from Wexford. Please read “—Recent Developments— Royal Energy Resources, Inc. Acquisition.”

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

Coal Operations

Mining and Leasing Operations

As of December 31, 2017, we operated two mining complexes located in Central Appalachia (Tug River and Rob Fork). In August 2016, we completed the sale of our Elk Horn coal leasing operation. In addition during 2017, we operated two mining complexes located in Northern Appalachia (Hopedale and Sands Hill). Our Sands Hill Mining operation was sold in November 2017. In the Western Bituminous region, we operated one mining complex located in Emery and Carbon Counties, Utah (Castle Valley). We also operated a mining complex in the Illinois Basin, our Riveredge mine at our Pennyrile mining complex. (See Note 4 of the consolidated financial statements included elsewhere in this annual report for further information on the disposition of Sands Hill Mining and Elk Horn Coal Company)

We define a mining complex as a central location for processing raw coal and loading coal into railroad cars, barges or trucks for shipment to customers. These mining complexes include five active preparation plants and/or loadouts, each of which receive, blend, process and ship coal that is produced from one or more of our active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits.

The following map shows the location of our coal mining and leasing operations as of December 31, 2017 (Note: the McClane Canyon mine in Colorado was permanently idled at December 31, 2013):

Grand Junction
Denver
McCLANE CANYON
Colorado Springs
STATE OF COLORADO
Not to Scale
SALT LAKE CITY
CASTLE VALLEY
PRICE
HUNTINGTON
STATE OF UTAH
Not to Scale
PENNSYLVANIA
Akron
Youngstown
New Castle
Canton
LEESVILLE FIELD
SPRINGDALE FIELD
Pittsburgh
Steubenville
Washington
Wheeling
HOPEDALE COMPLEX
Columbus
Zanesville
OHIO
Uniontown
Morgantown
Fairmont
Chillicothe
Parkersburg
Clarksburg
Elkins
RICH MOUNTAIN FIELD
Ashland
Huntington
Charleston
WEST VIRGINIA
Lexington
Morehead
HEADQUARTERS OFFICE
RHINO EASTERN FIELD
TUG RIVER COMPLEX
KENTUCKY
Prestonsburg
Beckley
CAM RHINO
Pikeville
Hazard
ROB FORK COMPLEX
VIRGINIA
Roanoke
STATE OF INDIANA
Springfield
TAYLORVILLE FIELD
STATE OF ILLINOIS
Owensboro
Pennyrile Complex
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

The following table summarizes our mining complexes and production from continuing operations by region as of December 31, 2017.

Region	Preparation Plants and Loadouts	Transportation to Customers(1)	Number and Type of Active Mines(2)	Tons Produced for the Year Ended December 31, 2017 (3)
				(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Tug Fork & Jamboree(4)	Truck, Barge, Rail (NS)	2S	0.9
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	1U,1S	0.6
Northern Appalachia(5)
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	0.4
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—
Pennyrile Complex (KY)	Preparation plant & river loadout	Barge	1U	1.3
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	1.0
McClane Canyon Mine (CO)(6)	n/a	Truck	—	—
Total			4U,3S	4.2

(1)	NS = Norfolk Southern Railroad; CSX = CSX Railroad; OHC = Ohio Central Railroad; WLE = Wheeling & Lake Erie Railroad.

(2)	Numbers indicate the number of active mines. U = underground; S = surface. All of our mines as of December 31, 2017 were company-operated.

(3)	Total production based on actual amounts and not rounded amounts shown in this table.

(4)	Jamboree includes only a loadout facility.

(5)	The Sands Hill Mining complex was previously included in our Northern Appalachia region and was sold in November 2017.

(6)	The McClane Canyon mine was permanently idled as of December 31, 2013.

Central Appalachia. For the year ended December 31, 2017, we operated two mining complexes located in Central Appalachia consisting of one active underground mine and three surface mines. For the year ended December 31, 2017, the mines at our Tug River and Rob Fork mining complexes produced an aggregate of approximately 0.9 million tons of steam coal and an estimated 0.6 million tons of metallurgical coal.

Tug River Mining Complex. Our Tug River mining complex is located in Kentucky and West Virginia bordering the Tug River. This complex produces coal from two company-operated surface mines, which includes one high-wall mining unit. Coal production from these operations is delivered to the Tug Fork preparation plant for processing and then transported by truck to the Jamboree rail loadout for blending and shipping. Coal suitable for direct-ship to customers is delivered by truck directly to the Jamboree rail loadout from the mine sites. The Tug Fork plant is a modern, 350 tons per hour preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train, batch weigh loadout. This mining complex produced approximately 0.7 million tons of steam coal and approximately 0.2 million tons of metallurgical coal for the year ended December 31, 2017.

Rob Fork Mining Complex. Our Rob Fork mining complex is located in eastern Kentucky and produces coal from one company-operated surface mine and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers’ needs. The Rob Fork mining complex produced approximately 0.2 million tons of steam coal and 0.4 million tons of metallurgical coal for the year ended December 31, 2017.

Northern Appalachia. For the majority of the year ended December 31, 2017, we operated two mining complexes located in Northern Appalachia consisting of one company-operated underground mine and one company-operated surface mine. For the year ended December 31, 2017, these mines produced an aggregate of approximately 0.4 million tons of steam coal. We sold our Sands Hill Mining operation in November 2017, which consisted of one company-operated surface mine.

Hopedale Mining Complex. The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is first cleaned at our Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad and then shipped by train or truck to our customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 0.4 million tons of steam coal for the year ended December 31, 2017.

Sands Hill Mining Complex. We operated one surface mine at our Sands Hill mining complex, located near Hamden, Ohio, which was sold in November 2017. The Sands Hill mining complex produced approximately 60,000 tons of steam coal and approximately 0.3 million tons of limestone aggregate for the year ended December 31, 2017.

Western Bituminous Region. We operate one mining complex in the Western Bituminous region that produces coal from an underground mine located in Emery and Carbon Counties, Utah. We also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon) that was permanently idled at the end of 2013.

Castle Valley Mining Complex. Our Castle Valley mining complex includes one underground mine located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. We produced approximately 1.0 million tons of steam coal from one underground mine at this complex for the year ended December 31, 2017.

Illinois Basin. We operate one mining complex in the Illinois Basin region that produces coal from an underground mine located in Daviess and McLean counties in western Kentucky and contiguous to the Green River. We also have an estimated 111.1 million of proven and probable reserves in the Taylorville Field area in the Illinois Basin that remain undeveloped.

Pennyrile Mining Complex. In mid-2014, we completed the initial construction of a new underground mining operation on the purchased property, referred to as our Pennyrile mining complex, which includes one underground mine, a preparation plant and river loadout facility. The property is fully permitted and provides us with access to Illinois Basin coal that is adjacent to a navigable waterway, which allows for exports to non-U.S. customers. We produced approximately 1.3 million tons of steam coal from this mine for the year ended December 31, 2017. We believe the possibility exists to expand production up to 2.0 million tons per year with further development of the mine at the Pennyrile complex.

Other Non-Mining Operations

In addition to our mining operations, we operate various subsidiaries which provide auxiliary services for our coal mining operations. Rhino Services is responsible for mine-related construction, site and roadway maintenance and post-mining reclamation. Through Rhino Services, we plan and monitor each phase of our mining projects as well as the post-mining reclamation efforts. We also perform the majority of our drilling and blasting activities at our company-operated surface mines in-house rather than contracting to a third party.

Other Natural Resource Assets

Oil and Natural Gas

In addition to our coal operations, we have invested in oil and natural gas assets and operations.

In December 2012, we made an initial investment in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. In November 2014, we contributed our investment interest in Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. In October 2016, we contributed our limited partner interests in Mammoth to Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth, Inc.

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). We accounted for the investment in this joint venture and results of operations under the equity method based upon our ownership percentage. We recorded our proportionate share of the operating income/(loss) for this investment for the years ended December 31, 2017 and 2016 of approximately $36,000 and ($0.2) million, respectively. In June 2017, we contributed our limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2017, we owned 568,794 shares of Mammoth Inc.

As of December 31, 2017 and 2016, we recorded a fair market value adjustment of $2.6 million and $1.6 million, respectively, for our available-for-sale investment in Mammoth Inc. based on the market value of the shares at December 31, 2017 and 2016, respectively, which was recorded in Other Comprehensive Income. As of December 31, 2017 and 2016, we have recorded our investment in Mammoth Inc. as a short-term asset, which we have classified as available-for-sale. We have included our investment in Mammoth Inc. and our prior investment in Muskie and Sturgeon in our Other category for segment reporting purposes.

Coal Customers

General

Our primary customers for our steam coal are electric utilities and industrial consumers, and the metallurgical coal we produce is sold primarily to domestic and international steel producers and coal brokers. For the year ended December 31, 2017, approximately 82.0% of our coal sales tons consisted of steam coal and approximately 18.0% consisted of metallurgical coal. For the year ended December 31, 2017, approximately 57.0% of our coal sales tons that we produced were sold to electric utilities. The majority of our electric utility customers purchase coal for terms of one to three years, but we also supply coal on a spot basis for some of our customers. For the year ended December 31, 2017, we derived approximately 86.9% of our total coal revenues from sales to our ten largest customers, with affiliates of our top three customers accounting for approximately 39.4% of our coal revenues for that period: LG&E (18.3%); Integrity Coal (11.0%); and Dominion Energy (10.1%).

Coal Supply Contracts

For the years ended December 31, 2017 and 2016, approximately 59% and 90%, respectively, of our aggregate coal tons sold were sold through supply contracts. We expect to continue selling a significant portion of our coal under supply contracts. As of December 31, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons (in thousands)	Number of customers
2018	3,585	15
2019	850	3
2020	850	3

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

Transportation

We ship coal to our customers by rail, truck or barge. A significant portion of our coal is transported to customers by either the CSX Railroad or the Norfolk Southern Railroad in eastern Kentucky and by the Ohio Central Railroad or the Wheeling & Lake Erie Railroad in Ohio. We use third-party trucking to transport coal to our customers in Utah. For our Pennyrile complex in western Kentucky, coal is transported to our customers via barge from our river loadout on the Green River located on our Pennyrile mining complex. In addition, coal from certain of our Central Appalachia mines is located within economical trucking distance to the Big Sandy River and can be transported by barge. It is customary for customers to pay the transportation costs to their location.

We believe that we have good relationships with rail carriers, barge companies and truck companies due, in part, to our modern coal-loading facilities at our loadouts and the working relationships and experience of our transportation and distribution employees.

Suppliers

Principal supplies used in our business include diesel fuel, explosives, maintenance and repair parts and services, roof control and support items, tires, conveyance structures, ventilation supplies and lubricants. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs and construction.

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

Competition

The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers. Our main competitors include Alliance Resource Partners LP, Alpha Natural Resources, Inc., Arch Coal, Inc., Booth Energy Group, Blackhawk Mining, LLC, Murray Energy Corporation, Foresight Energy LP, Westmoreland Resource Partners, LP and Bowie Resource Partners LLC.

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

In addition, many of our customers are subject to extensive regulation regarding the environmental impacts associated with the combustion or other use of coal, which could affect demand for our coal. The possibility exists that new laws or regulations, or new interpretations of existing laws or regulations, may be adopted that may have a significant impact on our mining operations or our customers’ ability to use coal. Moreover, environmental citizen groups frequently challenge coal mining, terminal construction, and other related projects.

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

For the year ended December 31, 2017 our average MSHA violations per inspection day was 0.29 as compared to the most recent national average of 0.67 violations per inspection day for coal mining activity as reported by MSHA, or 56.72% below this national average.

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

In addition, more stringent mine safety laws and regulations promulgated by the states and the federal government have included increased sanctions for non-compliance. For example, in 2006, the Mine Improvement and New Emergency Response Act of 2006, or MINER Act, was enacted. The MINER Act significantly amended the Mine Act, requiring improvements in mine safety practices, increasing criminal penalties and establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection and enforcement activities. Since passage of the MINER Act in 2006, enforcement scrutiny has increased, including more inspection hours at mine sites, increased numbers of inspections and increased issuance of the number and the severity of enforcement actions and related penalties. For example, in July 2014, MSHA proposed a rule that revises its civil penalty assessment provisions and how regulators should approach calculating penalties, which, in some instances, could result in increased civil penalty assessments for medium and larger mine operators and contractors by 300 to 1,000 percent. MSHA proposed some revisions to the original proposed rule in February 2015, but, to date, has not taken any further action. Other states have proposed or passed similar bills, resolutions or regulations addressing enhanced mine safety practices and increased fines and penalties. Moreover, workplace accidents, such as the April 5, 2010, Upper Big Branch Mine incident, have resulted in more inspection hours at mine sites, increased number of inspections and increased issuance of the number and severity of enforcement actions and the passage of new laws and regulations. These trends are likely to continue.

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

From time to time, certain portions of individual mines have been required to suspend or shut down operations temporarily in order to address a compliance requirement or because of an accident. For instance, MSHA issues orders pursuant to Section 103(k) that, among other things, call for operations in the area of the mine at issue to suspend operations until compliance is restored. Likewise, if an accident occurs within a mine, the MSHA requirements call for all operations in that area to be suspended until the circumstance leading to the accident has been resolved. During the fiscal year ended December 31, 2017 (as in earlier years), we received such orders from government agencies and have experienced accidents within our mines requiring the suspension or shutdown of operations in those particular areas until the circumstances leading to the accident have been resolved. While the violations or other circumstances that caused such an accident were being addressed, other areas of the mine could and did remain operational. These circumstances did not require us to suspend operations on a mine-wide level or otherwise entail material financial or operational consequences for us. Any suspension of operations at any one of our locations that may occur in the future may have material financial or operational consequences for us.

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

Black Lung Laws

Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price. This excise tax does not apply to coal that is exported outside of the United States. In 2017, we recorded approximately $3.0 million of expense related to this excise tax.

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

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA’s adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. However, this fee is subject to change. Should this fee be increased in the future, given the market for coal, it is unlikely that coal mining companies would be able to recover all of these fees from their customers. As of December 31, 2017, we had accrued approximately $18.7 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

In addition, a February 2014 decision by the U.S. District Court for the District of Columbia invalidated the Office of Surface Mining Reclamation and Enforcement’s (“OSM”) 2008 Stream Buffer Zone Rule, which prohibited mining disturbances within 100 feet of streams, subject to various exemptions. In December 2016, the OSM published the final Stream Protection Rule, which, among other things, would have required operators to test and monitor conditions of streams they might impact before, during and after mining. The final rule took effect in January 2017 and would have required mine operators to collect additional baseline data about the site of the proposed mining operation and adjacent areas; imposed additional surface and groundwater monitoring requirements; enacted specific requirements for the protection or restoration of perennial and intermittent streams; and imposed additional bonding and financial assurance requirements. However, in February 2017, the rule was revoked pursuant to the Congressional Review Act. Accordingly, the rule “shall have no force or effect” and OSM cannot promulgate a substantially similar rule absent future legislation. Whether Congress will enact future legislation to require a new Stream Protection Rule remains uncertain. A new Stream Protection Rule, or other new SMCRA regulations, could result in additional material costs, obligations, and restrictions associated with our operations.

Surety Bonds

Federal and state laws require a mine operator to secure the performance of its reclamation obligations required under SMCRA through the use of surety bonds or other approved forms of performance security to cover the costs the state would incur if the mine operator were unable to fulfill its obligations. It has become increasingly difficult for mining companies to secure new surety bonds without the posting of partial collateral. In August 2016, the OSMRE issued a Policy Advisory discouraging state regulatory authorities from approving self-bonding arrangements. The Policy Advisory indicated that the OSM would begin more closely reviewing instances in which states accept self-bonds for mining operations. In the same month, the OSM also announced that it was beginning the rulemaking process to strengthen regulations on self-bonding. In addition, surety bond costs have increased while the market terms of surety bond have generally become less favorable. It is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral upon those renewals. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on our ability to produce coal, which could affect our profitability and cash flow.

As of December 31, 2017, we had approximately $37.5 million in surety bonds outstanding to secure the performance of our reclamation obligations.

Air Emissions

The federal Clean Air Act (the “CAA”) and similar state and local laws and regulations, which regulate emissions into the air, affect coal mining operations both directly and indirectly. The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other industrial consumers of coal, including air emissions of sulfur dioxide, nitrogen oxides, particulates, mercury and other compounds. There have been a series of recent federal rulemakings from the U.S. Environmental Protection Agency, or EPA, which are focused on emissions from coal-fired electric generating facilities. For example, in June 2015, the United States Supreme Court decided Michigan v. the EPA, which held that the EPA should have considered the compliance costs associated with its Mercury and Air Toxics Standards, or MATS, in deciding to regulate power plants under Section 112(n)(1) of the Clean Air Act. The Court did not vacate the MATS rule, and MATS has remained in place. In April 2016, EPA published its final supplemental finding that it is “appropriate and necessary” to regulate coal and oil-fired units under Section 112 of the Clean Air Act. That finding is now being challenged in court and the rule remains in effect until further order of the D.C. Circuit. In April 2017, the D.C. Circuit agreed to EPA’s request to delay proceedings while the EPA reviews the supplemental finding to determine whether it should be maintained, modified, or otherwise reconsidered. Future implementation of the rules in unclear. It remains to be seen whether any power plants may reevaluate their decision to retire, or whether plants that have already installed certain controls to comply with MATS will continue to operate them at all times. Installation of additional emissions control technology and additional measures required under laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans, or SIPs, could make coal a less attractive fuel alternative in the planning and building of power plants in the future.

In addition to the greenhouse gas (“GHG”) regulations discussed below, air emission control programs that affect our operations, directly or indirectly, through impacts to coal-fired utilities and other manufacturing plants, include, but are not limited to, the following:

●	The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

●	On July 6, 2011, the EPA finalized the Cross State Air Pollution Rule (“CSAPR”), which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In September 2016, EPA finalized the CSAPR Rule Update for the 2008 ozone national air quality standards (“NAAQS”). The rule aims to reduce summertime NOx emissions from power plants in 22 states in the eastern United States. Consolidated judicial challenges to the rule are now pending in the D.C. Circuit Court of Appeals.

●	In addition, in January 2013, the EPA issued final MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Various legal challenges were filed and EPA promulgated a revised final rule in November 2015. In December 2016, the D.C. Circuit remanded the Boiler MACT standards to the EPA requiring the agency to revise emissions standards for certain boiler subcategories. The court determined that the existing MACT standards should remain in place while the revised standards are being developed, but did not establish a deadline for the EPA to complete the rulemaking. In June 2017, the U.S. Supreme Court declined to review the D.C. Circuit ruling. We cannot predict the outcome of any legal challenges that may be filed in the future. Before reconsideration, the EPA estimated that the rule would affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the outcome of future legal challenges and EPA actions that cannot be determined at this time.

●	The EPA has adopted new, more stringent NAAQS for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in June 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date in October 2013. States with non-attainment areas had to submit their SIP revisions in April 2015, which must meet the modified standard by summer 2017. For all other areas, states will be required to submit “maintenance” SIPs. EPA finalized its PM2.5 NAAQS designations in December 2014. Individual states must now identify the sources of PM2.5 emissions and develop emission reduction plans, which may be state-specific or regional in scope. Nonattainment areas must meet the revised standard no later than 2021. More recently, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. Significant additional emissions control expenditures will likely be required at coal-fired power plants and coke plants to meet the new standards. In November 2017, EPA announced initial area designations for most counties with respect to the 2015 primary and secondary NAAQS for ozone and promulgated these designations in a final rule effective January 2018. In December 2017, EPA indicated the anticipated area designations for the portions of the country not already designated for the 2015 ozone standards. EPA has announced its intention to make final designation determinations for these portions of the country in the spring of 2018. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states. Moreover, we could face adverse impacts on our business to the extent that these and any other new rules affecting coal-fired power plants result in reduced demand for coal.

●	In June 2005, the EPA amended its regional haze program to improve visibility in national parks and wilderness areas. Affected states were required to develop SIPs by December 2007 that, among other things, were to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by the December 2017 deadline. The EPA ultimately agreed in a consent decree with environmental groups to impose regional haze federal implementation plans or to take action on regional haze SIPs before the agency for 42 states and the District of Columbia. The EPA has completed those actions for all but several states in its first planning period (2008-2010). The continued implementation of this program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas and may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Consequently, demand for our steam coal could be affected. However, in January 2018 EPA announced that it was revisiting the 2017 Regional Haze Rule revisions, and announced an intent to commence a new rulemaking. Accordingly, future implementation of these rules is unclear.

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

On the international level, the United States was one of almost 200 nations that agreed on December 12, 2015 to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets; however, the agreement does not set binding GHG emission reduction targets. The Paris climate agreement entered into force in November 2016; however, in August 2017 the U.S. State Department officially informed the United Nations of the intent of the U.S. to withdraw from the agreement, with the earliest possible effective date of withdrawal being November 4, 2020. Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. These commitments could further reduce demand and prices for coal.

At the Federal level, EPA has taken a number of steps to regulate GHG emissions. For example, in August 2015, the EPA issued its final Clean Power Plan (the “CPP”) rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay of the implementation of the CPP in February 2016. By its terms, this stay will remain in effect throughout the pendency of the appeals process. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the courts will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time. In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose. If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of the appellate process and were implemented in their current form or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration (“CCS”). Additional legal challenges have been filed against the EPA’s rules for new power plants. The EPA’s GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

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

These and other current or future global climate change laws, regulations, court orders or other legally enforceable mechanisms, or related public perceptions regarding climate change, are expected to require additional controls on coal-fired power plants and industrial boilers and may cause some users of coal to further switch from coal to alternative sources of fuel, thereby depressing demand and pricing for coal.

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

Clean Water Act

The Federal Clean Water Act (the “CWA”) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on the discharge of pollutants, including dredged or fill material, into waters of the U.S. The CWA establishes in-stream water quality and treatment standards for wastewater discharges that are applied to wastewater dischargers through Section 402 National Pollutant Discharge Elimination System (“NPDES”) permits. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of Section 402 NPDES permits. Individual permits or general permits under Section 404 of the CWA are required to discharge dredged or fill materials into waters of the U.S. including wetlands, streams, and other areas meeting the regulatory definition. Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. A 2015 rulemaking by EPA to revise the standard was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a United States District Court in North Dakota. In January 2018, the Supreme Court determined that the circuit courts do not have jurisdiction to hear challenges to the 2015 rule, removing the basis for the Sixth Circuit to continue its nationwide stay. Additionally, EPA has promulgated a final rule that extends the applicability date of the 2015 rule for another two years in order to allow EPA to undertake a rulemaking on the question of what constitutes a water of the United States. In the meantime, judicial challenges to the 2015 rulemaking are likely to continue to work their way through the courts along with challenges to the recent rulemaking that extends the applicability date of the 2015 rule. For now, EPA and the Corps will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of EPA and the Corps’s rulemaking process, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

The EPA also has statutory “veto” power under Section 404(c) to effectively revoke a previously issued Section 404 permit if the EPA determines, after notice and an opportunity for a public hearing, that the permit will have an “unacceptable adverse effect.” The Court previously upheld the EPA’s ability to exercise this authority. Any future use of the EPA’s Section 404 “veto” power could create uncertainty with regard to our continued use of their current permits, as well as impose additional time and cost burdens on future operations, potentially adversely affecting our revenues.

The Corps is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse environmental effects. We may no longer seek general permits under Nationwide Permit 21 (“NWP 21”) because in February 2012, the Corps reinstated the use of NWP 21, but limited application of NWP 21 authorizations to discharges with impacts not greater than a half-acre of water, including no more than 300 linear feet of streambed, and disallowed the use of NWP 21 for valley fills. This limitation remains in place in the NWP 21 issued in January of 2017. If the 2017 NWP 21 cannot be used for any of our proposed surface coal mining projects, we will have to obtain individual permits from the Corps subject to the additional EPA measures discussed below with the uncertainties and delays attendant to that process.

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

The storage of explosives is also subject to regulatory requirements. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest (including ammonium nitrate at certain threshold levels) are required to complete a screening review in order to help determine whether there is a high level of security risk, such that a security vulnerability assessment and a site security plan will be required. It is possible that our use of explosives in connection with blasting operations may subject us to the Department of Homeland Security’s chemical facility security regulatory program. The costs of compliance with these requirements should not have a material adverse effect on our business, financial condition or results of operations.

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

Federal Power Act – Grid Reliability Proposal

Pursuant to a direction from the Secretary of the Department of Energy, the Federal Energy Regulatory Commission (“FERC”) issued a notice of proposed rulemaking under the Federal Power Act regarding the valuation by regional electric grid system operators of the reliability and resilience attributes of electricity generation. The rulemaking would have required the FERC to impose market rules that would allow certain cost recovery by electricity-generating units that maintain a 90-day fuel supply on-site and that are therefore capable of providing electricity during supply disruptions from emergencies, extreme weather or natural or man-made disasters. Many coal-fired electricity generating plants could have qualified under this criteria and the cost recovery could have helped improve the economics of their operations. However, in January 2018, the FERC terminated the proposed rulemaking, finding that it failed to satisfy the legal requirements of section 206 of the Federal Power Act, and initiated a new proceeding to further evaluate whether additional FERC action regarding resilience is appropriate. Should a version of this rule be adopted in the future along the lines originally proposed, it could provide economic incentives for companies that produce electricity from coal, among other fuels, which could either slow or stabilize the trend in the shuttering of coal-fired power plants and could thereby maintain certain levels of domestic demand for coal. We cannot speculate on the timing or nature of any subsequent FERC or grid operator actions resulting from the FERC’s decision to further study the issue of grid resiliency.

Employees

To carry out our operations, our general partner and our subsidiaries employed 635 full-time employees as of December 31, 2017. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since our inception we have had no history of work stoppages or union organizing campaigns.

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

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $4.45 per unit, or $17.80 per unit per year, which will require us to have available cash of approximately $58.1 million per quarter, or $232.4 million per year, based on the number of common and subordinated units outstanding as of December 31, 2017 and the general partner interest. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Any adverse change in these factors could result in weaker demand and lower prices for our products. In addition, global financial and credit market disruptions have had an impact on the coal industry generally and may continue to do so. The demand for electricity and steel may remain at low levels or further decline if economic conditions remain weak. If these trends continue, we may not be able to sell all of the coal we are capable of producing or sell our coal at prices comparable to recent years.

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

We performed a comprehensive review of our current coal mining operation as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. We engaged an independent third party to perform a fair market value appraisal on certain parcels of land that we own in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. We recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

We also recorded an impairment charge of $21.8 million related to the call option received from a third party to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such we concluded that the call option had no carrying value. An impairment charge of $21.8 million related to the call option has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

We also performed a comprehensive review of our coal mining operations as well as potential future development projects to ascertain any potential impairment losses for the year ended December 31, 2016. Based on the impairment analysis, we concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016. However, for the year ended December 31, 2016, we recorded $2.6 million of asset impairment losses and related charges associated with the 2015 sale of the Deane mining complex. Of the total $2.6 million non-cash impairment and other non-cash charges incurred, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. The $2.6 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

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

Steam coal accounted for approximately 82% of our coal sales volume for the year ended December 31, 2017. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, sustained low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefit for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and cash available for distribution to our unitholders.

Numerous political and regulatory authorities, along with environmental activist groups, are devoting substantial resources to anti-coal activities to minimize or eliminate the use of coal as a source of electricity generation, domestically and internationally, thereby further reducing the demand and pricing for coal, and potentially materially and adversely impacting our future financial results, liquidity and growth prospects.

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are resulting in increased regulation of coal combustion in many jurisdictions, unfavorable lending policies by government-backed lending institutions and development banks toward the financing of new overseas coal-fueled power plants and divestment efforts affecting the investment community, which could significantly affect demand for our products or our securities. Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Fourth and Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions of carbon dioxide from coal combustion by power plants. The 2015 Paris climate summit agreement resulted in voluntary commitments by numerous countries to reduce their GHG emissions, and could result in additional firm commitments by various nations with respect to future GHG emissions. These commitments could further disfavor coal-fired generation, particularly in the medium- to long term.

Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the United States, some of its states or other countries, or other actions to limit such emissions, could also result in electricity generators further switching from coal to other fuel sources or additional coal-fueled power plant closures. Further, policies limiting available financing for the development of new coal-fueled power plants could adversely impact the global demand for coal in the future.

There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. In California, for example, legislation was signed into law in October 2015 that requires California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. More recently, in December 2017, the Governor of New York announced that the New York Common Fund will immediately cease all new investments in entities with “significant fossil fuel activities,” and the World Bank announced that it will no longer finance upstream oil and gas after 2019, except in “exceptional circumstances.” Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, numerous major banks have enacted such policies. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

In addition, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate the use of coal as a source of electricity generation. For example, the goals of Sierra Club’s “Beyond Coal” campaign include retiring one-third of the nation’s coal-fired power plants by 2020, replacing retired coal plants with “clean energy solutions,” and “keeping coal in the ground.”

The net effect of these developments is to make it more costly and difficult to maintain our business and to continue to depress demand and pricing for our coal. A substantial or extended decline in the prices we receive for our coal due to these or other factors could further reduce our revenue and profitability, cash flows, liquidity, and value of our coal reserves and result in losses.

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

For example, in 2014, MSHA adopted a final rule that reduces the permissible concentration of respirable dust in underground coal mines from the current standard of 2.0 milligrams per cubic meter of air to 1.5 milligram per cubic meter. The rule had a phased implementation schedule, and the third and final phase of the rule became effective in August 2016. Under the phased approach, operators were required to adopt new measures and procedures for dust sampling, record keeping, and medical surveillance. Additionally, in September 2015, MSHA issued a proposed rule that would require underground coal mine operators to equip coal hauling machines and scoops on working sections with proximity detection systems. Proximity detection is a technology that uses electronic sensors to detect motion and the distance between a miner and a machine. These systems provide audible and visual warnings, and automatically stop moving machines when miners are in the machines’ path. These and other new safety rules could result in increased compliance costs on our operations. Subsequent to passage of the MINER Act, various coal producing states, including West Virginia, Ohio and Kentucky, have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Other states may pass similar legislation in the future. Additional federal and state legislation that would further increase mine safety regulation, inspection and enforcement, particularly with respect to underground mining operations, has also been considered.

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

Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and discharge dredged or fill material into waters of the United States (“WOTUS”). Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. Please read “Part I, Item 1. Business—Regulation and Laws—Clean Water Act.” For now, EPA and the Corps will continue to apply the existing standard for what constitutes a water of the United States as determined by the Supreme Court in the Rapanos case and post-Rapanos guidance. Should the 2015 rule take effect, or should a different rule expanding the definition of what constitutes a water of the United States be promulgated as a result of EPA and the Corps’s rulemaking process, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our surface coal mining operations typically require such permits to authorize such activities as the creation of slurry ponds, stream impoundments, and valley fills. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

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

For example, on the international level, the United States was one of almost 200 nations that agreed on December 12, 2015 to an international climate change agreement in Paris, France, that calls for countries to set their own GHG emission targets and be transparent about the measures each country will use to achieve its GHG emission targets; however, the agreement does not set binding GHG emission reduction targets. The Paris climate agreement entered into force in November 2016; however, in August 2017 the U.S. State Department officially informed the United Nations of the intent of the U.S. to withdraw from the agreement, with the earliest possible effective date of withdrawal being November 4, 2020. Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. These commitments could further reduce demand and prices for coal.

At the federal level, EPA has finalized a number of rules related to GHG emissions. For example, the EPA issued rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay of the implementation of the CPP in February 2016. By its terms, this stay will remain in effect throughout the pendency of the appeals process. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the courts will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time. In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units. The ANPRM seeks comment regarding what the EPA should include in a potential new, existing-source regulation under the Clean Air Act of GHG emissions from electric utility generating units that it may propose. If the effort to repeal the rules is unsuccessful and the rules were upheld at the conclusion of the appellate process and were implemented in their current form, or if the ANPRM results in a different proposal to control GHG emissions from electric utility generating units, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration. Additional legal challenges have been filed against the EPA’s rules for new power plants. The EPA’s GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

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

We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2017, we had $37.5 million in reclamation surety bonds, secured by $6.0 million in letters of credit outstanding under our LoC Facility. For more information, please read “Part I, Item 1. Business— Recent Developments—Letter of Credit Facility—PNC Bank.” If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and cash available for distribution to our unitholders could be adversely affected.

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

We sell a material portion of our coal under supply contracts. As of December 31, 2017, we had sales commitments for approximately 100% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2018. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 32% in 2018, 34% in 2019, and 34% in 2020. We derived approximately 86.9% of our total coal revenues from coal sales to our ten largest customers for the year ended December 31, 2017, with affiliates of our top three customers accounting for approximately 39.4% of our coal revenues during that period.

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

If we sustain cyber-attacks or other security breaches that disrupt our operations, or that result in the unauthorized release of proprietary or confidential information, we could be exposed to significant liability, reputational harm, loss of revenue, increased costs or other risks.

We may be subject to security breaches which could result in unauthorized access to our facilities or to information we are trying to protect. Unauthorized physical access to one or more of our facilities or locations, or electronic access to our proprietary or confidential information could result in, among other things, unfavorable publicity, litigation by parties affected by such breach, disruptions to our operations, loss of customers, and financial obligations for damages related to the theft or misuse of such information, any of which could have a substantial impact on our results of operations, financial condition or cash flow.

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

Increases in our total indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. As of December 31, 2017 our current portion of long-term debt that will be funded from cash flows from operating activities during 2018 was approximately $0.4 million. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all.

Our financing agreement contains operating and financial restrictions that may restrict our business and financing activities and limit our ability to pay distributions upon the occurrence of certain events.

The operating and financial restrictions and covenants in our financing agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our financing agreement restricts our ability to:

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

In addition, our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our financing agreement limits our ability to pay distributions upon the occurrence of the following events, among others, which would apply to us and our subsidiaries:

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

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. Our ability to comply with the covenants and restrictions contained in our financing agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under our financing agreement, the lenders could seek to foreclose on such assets. For more information, please read “Part I, Item 1. Business—Recent Developments—Financing Agreement.”

Risks Inherent in an Investment in Us

Royal owns and controls our general partner. Our general partner has fiduciary duties to its owners, and the interests of its owners may differ significantly from, or conflict with, the interests of our public common unitholders.

Royal owns and controls our general partner. Please read “Part I, Item 1. Business—Recent Developments—Royal Energy Resources, Inc. Acquisition.” Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Therefore, conflicts of interest may arise between its owners and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its owners over the interests of our common unitholders. These conflicts include the following situations:

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

If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 16, 2018, Royal owned an aggregate of approximately 54% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 16, 2018, Royal owned an aggregate of approximately 50.6% of our common units and approximately 92.6% of our subordinated units.

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

As of March 16, 2018, we had 12,993,869 common units, 1,145,743 subordinated units and 1,500,000 Series A preferred units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. On March 21, 2016, we issued 6,000,000 common units to Royal in a private placement. In connection with this issuance, we entered into a registration rights agreement with Royal which grants Royal piggyback registration rights under certain circumstances with respect to these common units. In addition, under our partnership agreement, our general partner and its affiliates (including Royal) have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations. Sales by Royal or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Royal) after the subordination period has ended. As of March 16, 2018, Royal owned approximately 50.6% of the outstanding common units and 92.6% of our outstanding subordinated units.

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based on our current operations, we believe that we satisfy the qualifying income requirement and will be treated as a partnership. We may, however, decide that it is in our best interest to be treated as a corporation for federal income tax purposes. Failing to meet the qualifying income requirement, a change in current law, or an election to be treated as a corporation, could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income tax at varying rates. Any distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would materially reduce the after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Additionally, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. We currently own assets and conduct business in several states that impose a margin or franchise tax. In the future, we may expand our operations to other states. Imposition of a similar tax on us in jurisdictions to which we expand could substantially reduce our cash available for distribution to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity level taxation for U.S. federal, state, local, or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. Changes in current state law may subject us to additional entity level taxation by individual states.

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

As a publicly traded partnership, we may be treated as a corporation for federal income tax purposes unless 90% or more of our gross income in each year consists of certain identified types of “qualifying income.” In addition to qualifying income, like many other publicly traded partnerships, we also generate ancillary income that may not constitute qualifying income. Although we monitor our level of gross income that may not constitute qualifying income closely and attempt to manage our operations to ensure compliance with the qualifying income requirement, given the continued weak demand and low prices for met and steam coal, the sale of which generates qualifying income, there is a risk that we will not be able to continue to meet the qualifying income level necessary to maintain our status as a publicly-traded partnership. To the extent we become aware that we may not generate or have not generated sufficient qualifying income with respect to a tax period, we can and would take action to preserve our treatment as a partnership for federal income tax purposes, including seeking relief from the IRS. Section 7704(e) of the Internal Revenue Code provides for the possibility of relief upon, among other things, determination by the IRS that such failure to meet the qualifying income requirement was inadvertent. However, we are unaware of examples of such relief being sought by a publicly traded partnership.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest may substantially reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take and it may be necessary to resort to administrative or court proceedings to sustain some or all of our positions. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest with the IRS will reduce our cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders and our general partner. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, income from management fees, cost reimbursements and cost-sharing payments related to our management and operation of mining, production, processing, and sale of coal and from energy infrastructure support services will constitute “qualifying income” within the meaning of Section 7704 of the Code.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders’ behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

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

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. If you are a tax-exempt entity, you should consult your tax advisor before investing in our common units.

Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.

Non-U.S. Unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to you and any gain from the sale of your common units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. Unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. Unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. Unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. If you are a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods of allocating depreciation and amortization deductions that may not conform to all aspects of the Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate gain or loss realized on the sale or other disposition of our assets or, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction on the Allocation Date. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we could be required to change our allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner in us with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan should consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements.

We currently own assets and conduct business in a number of states, most of which also impose an income tax on corporations and other entities. In addition, many of these states also impose a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, state and local tax returns.

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

Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of November 30, 2016, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. The coal reserve estimates were updated through December 31, 2017 by our internal staff of engineers based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

As of December 31, 2017, we controlled an estimated 252.7 million tons of proven and probable coal reserves and an estimated 185.2 million tons of non-reserve coal deposits. Our estimated non-reserve coal deposits as of December 31, 2017 decreased when compared to the estimated non-reserve coal deposits reported as of December 31, 2016 due to the sale of our Sands Hill Mining operation in November 2017. For the year ended December 31, 2017, we purchased and sold 7,600 tons of third-party coal.

Coal Reserves

The following table provides information as of December 31, 2017 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves (1)
Region	Total (3)	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam (2)	Metallurgical (2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	20.5	17.4	3.1	16.3	4.2	7.6	12.9	14.9	5.6
Rob Fork Complex (KY)	6.6	5.5	1.1	6.6	-	1.0	5.6	1.7	4.9
Rhino Eastern Field (WV) (3)	33.9	19.4	14.5	29.1	4.8	-	33.9	-	33.9
Rich Mountain Field (WV)	8.2	2.7	5.5	-	8.2	8.2	-	-	8.2
Total Central Appalachia (5)	69.2	45.0	24.2	52.0	17.2	16.8	52.4	16.6	52.6
Northern Appalachia
Hopedale Complex (OH)	20.9	16.6	4.3	20.9	-	6.2	14.7	20.9	-
Leesville Field (OH)	-	-	-	-	-	-	-	-	-
Springdale Field (PA)	-	-	-	-	-	-	-	-	-
Total Northern Appalachia (5)	20.9	16.6	4.3	20.9	-	6.2	14.7	20.9	-
Illinois Basin
Taylorville Field (IL)	111.1	38.9	72.2	-	111.1	-	111.1	111.1	-
Pennyrile Complex (KY)	28.3	14.7	13.6	28.3	-	-	28.3	28.3	-
Total Illinois Basin (5)	139.4	53.6	85.8	28.3	111.1	-	139.4	139.4	-
Western Bituminous						-
Castle Valley Complex (UT)	16.9	11.2	5.7	16.9	-	-	16.9	16.9	-
McClane Canyon Mine (CO) (4)	6.3	4.1	2.2	6.3	-	0.2	6.1	6.3	-
Total Western Bituminous (5)	23.2	15.3	7.9	23.2	-	0.2	23.0	23.2	-
Total (5)	252.7	130.5	122.2	124.4	128.3	23.2	229.5	200.1	52.6
Percentage of total (5)		51.6%	48.4%	49.2%	50.8%	9.2%	90.8%	79.2%	20.8%

(1)	Represents recoverable tons. The recoverable tonnage estimates take into account mining losses and coal wash plant losses of material from both mining dilution and any non-coal material found within the coal seams. Except for coal expected to be processed and sold on a direct-shipped basis, a specific wash plant recovery factor has been estimated from representative exploration data for each coal seam and applied on a mine-by-mine basis to the estimates. Actual wash plant recoveries vary depending on customer coal quality specifications.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. All other coal reserves are defined as steam coal. However, some of the reserves in the metallurgical category can also be used as steam coal.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2017.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	Percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

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

	As Received Basis (1)				Proven and Probable Coal Reserves (2)
				S02/mm		Sulfur Content
Region	% Ash	% Sulfur	Btu/lb.	Btu	Total	<1%	1-1.5%	>1.5%	Unknown
Central Appalachia					(in million tons)
Tug River Complex (KY, WV)	9.58%	1.25%	13,084	1.91	20.5	8.6	8.9	2.0	1.0
Rob Fork Complex (KY)	5.47%	0.96%	13,591	1.42	6.6	6.0	0.4	0.2	-
Rhino Eastern Field (WV) (3)	4.17%	0.67%	14,035	0.96	33.9	28.8	4.9	-	0.2
Rich Mountain Field (WV)	7.28%	0.60%	13,235	0.91	8.2	8.2	-	-	-
Total Central Appalachia	6.26%	0.86%	13,615	1.27	69.2	51.6	14.2	2.2	1.2
Northern Appalachia
Hopedale Complex (OH)	7.22%	2.45%	14,910	3.28	20.9	-	-	20.9	-
Total Northern Appalachia	7.22%	2.45%	14,910	3.29	20.9	-	-	20.9	-
Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.1	-	-	111.1	-
Pennyrile Complex (KY)	7.79%	2.53%	11,475	4.42	28.3	-	-	28.3	-
Total Illinois Basin	7.76%	3.32%	11,145	5.96	139.4	-	-	139.4	-
Western Bituminous
Castle Valley Complex (UT)	10.63%	0.75%	12,058	1.24	16.9	16.9	-	-	-
McClane Canyon Mine (CO) (4)	11.19%	0.57%	11,241	1.01	6.3	6.3	-	-	-
Total Western Bituminous	10.77%	0.70%	11,847	1.19	23.2	23.2	-	-	-
Total (5)	7.59%	2.33%	12,196	3.82	252.7	74.8	14.2	162.5	1.2
Percentage of total (5)						29.6%	5.6%	64.3%	0.5%

The following table provides information on particular characteristics of our coal reserves as of December 31, 2017:

(1)	As received basis represents average dry basis analytical test results which are normalized to a moisture content deemed to be representative of the saleable coal product.

(2)	Represents recoverable tons.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2017.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

Non-Reserve Coal Deposits

The following table provides information on our non-reserve coal deposits as of December 31, 2017:

		Total Tons
Region	Total Tons	Owned	Leased
	(in million tons)
Central Appalachia	46.9	15.6	31.3
Northern Appalachia	74.3	70.2	4.1
Illinois Basin	34.0	-	34.0
Western Bituminous	30.0	-	30.0
Total	185.2	85.8	99.4
Percentage of total		46.33%	53.67%

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

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2017 is included in Exhibit 95.1 to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Limited Partnership Interests

Our common units continue to trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

On March 16, 2018, the closing market price for our common units was $2.18 per unit. The following table sets forth the range of the daily high and low sales prices as reported by the OTCQB. The quotations from the OTCQB reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2017, we have suspended the cash distribution for our common units.

	High	Low
Year ended December 31, 2017
Fourth Quarter	$3.74	$1.60
Third Quarter	$3.25	$1.10
Second Quarter	$4.65	$2.95
First Quarter	$5.99	$3.86
Year ended December 31, 2016
Fourth Quarter	$5.50	$1.78
Third Quarter	$3.05	$1.90
Second Quarter	$3.44	$1.75
First Quarter	$0.49	$0.27

As of March 16, 2018, we had outstanding 12,993,869 common units, 1,145,743 subordinated units, 1,500,000 Series A preferred units, and a 0.4% general partner interest and incentive distribution rights (“IDRs”). As of March 16, 2018, Royal Energy Resources, Inc. owned approximately 50.6% of our outstanding common units and 92.6% of our subordinated units and our general partner. Our general partner currently owns a 0.4% general partner interest in us and all of our IDRs.

As of March 16, 2018, there were 89 holders of record of our common units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

There is no guarantee that we will distribute quarterly cash distributions to our unitholders. Our distribution policy is subject to certain restrictions and may be changed at any time. The reasons for such uncertainties in our stated cash distribution policy include the following factors:

●	Our cash distribution policy is subject to restrictions on distributions under our Financing Agreement. Our Financing Agreement contains financial tests and covenants that we must satisfy. These financial tests and covenants are described in “Part II, Item 1. Business—Recent Developments-Financing Agreement.” Should we be unable to satisfy these restrictions or if we are otherwise in default under our Financing Agreement, we would be prohibited from making cash distributions notwithstanding our cash distribution policy.

●	Our general partner will have the authority to establish cash reserves for the prudent conduct of our business and for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish.

●	Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our unitholders.

●	While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units after the subordination period has ended.

●	Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay under our cash distribution policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

●	Under Section 17-607 of the Delaware Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.

●	We may lack sufficient cash to pay distributions to our unitholders due to cash flow shortfalls attributable to a number of operational, commercial or other factors as well as increases in our operating or selling, general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements and anticipated cash needs.

●	If we make distributions out of capital surplus, as opposed to operating surplus, such distributions will result in a reduction in the minimum quarterly distribution and the target distribution levels. However, we do not anticipate that we will make any distributions from capital surplus.

●	Our ability to make distributions to our unitholders depends on the performance of our subsidiaries and their ability to distribute cash to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations.

Our partnership agreement requires us to distribute all of our available cash each quarter in the following manner:

●	first, 99.6% to the holders of common units and 0.4% to our general partner, until each common unit has received the minimum quarterly distribution of $4.45 plus any arrearages from prior quarters;

●	second, 99.6% to the holders of subordinated units and 0.4% to our general partner, until each subordinated unit has received the minimum quarterly distribution of $4.45; and

●	third, 99.6% to all unitholders, pro rata, and 0.4% to our general partner, until each unit has received a distribution of $5.1175.

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

Beginning with the quarter ended June 30, 2015 we have suspended the cash distribution for our common units. For each of the quarters ended September 30, 2014 and December 31, 2014 and March 31, 2015, we announced cash distributions at levels lower than the minimum quarterly distribution. Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. We have accumulated arrearages at December 31, 2017 related to the common unit distribution of approximately $439.3 million. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. Our subordinated units do not accrue arrearages for unpaid distributions.

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

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the memberships interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. Our consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Sands Hill Mining operation to discontinued operations for the years ended December 31, 2017 and 2016.

In August 2016, we sold our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. Our consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Elk Horn operations to discontinued operations for the year ended December 31, 2016.

Overview

We are a diversified coal producing limited partnership formed in Delaware that is focused on coal and energy related assets and activities. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process. Our investments have included joint ventures that provide for the transportation of hydrocarbons and drilling support services in the Utica Shale region. We have also invested in joint ventures that provide sand for fracking operations to drillers in the Utica Shale region and other oil and natural gas basins in the United States.

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2017, we controlled an estimated 252.7 million tons of proven and probable coal reserves, consisting of an estimated 200.1 million tons of steam coal and an estimated 52.6 million tons of metallurgical coal. In addition, as of December 31, 2017, we controlled an estimated 185.2 million tons of non-reserve coal deposits. Our estimated non-reserve coal deposits as of December 31, 2017 decreased when compared to the estimated non-reserve coal deposits reported as of December 31, 2016 due to the sale of our Sands Hill Mining operation in November 2017. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of November 30, 2016, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. The coal reserve estimates were updated through December 31, 2017 by our internal staff of engineers based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

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

For the year ended December 31, 2017, we generated revenues from continuing operations of approximately $218.7 million and a net loss from continuing operations of approximately $20.6 million. For the year ended December 31, 2017, we produced approximately 4.2 million tons of coal from continuing operations and sold approximately 4.1 million tons of coal from continuing operations, approximately 59.0% of which were pursuant to long-term supply contracts.

Current Liquidity and Outlook

As of December 31, 2017, our available liquidity was $8.8 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. The Financing Agreement terminates December 27, 2020. For more information about our new Financing Agreement, please read “— Recent Developments—Financing Agreement.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement will be secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement will, at our option, either be “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at our option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, we may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, we must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires us to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the business and (e) coal reserve amounts; (ii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iii) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (iv) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (v) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict our ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of our respective businesses; (iii) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (iv) incur restrictions on the payment of dividends, (v) prepay or modify the terms of other indebtedness, (vi) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (vii) permit the trailing six month Fixed Charge Coverage Ratio to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents.

Common Unit Warrants

We entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above.  The warrant agreement included the issuance of a total of 683,888 warrants of our common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of our units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC has agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we will pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we will reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding will bear interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We had $11.2 million of letters of credit at December 31, 2017 under the LoC Facility with cash collateral in the amount of $12.3 million. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

Sands Hill Mining LLC Disposition

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining LLC after the closing date. We recognized a gain of $3.2 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation. The previous operating results of Sands Hill Mining LLC have been reclassified and reported on the (Gain)/loss from discontinued operations line on our consolidated statements of operations and comprehensive income for the years ended December 31, 2017 and 2016. The current and non-current assets and liabilities previously related to Sands Hill Mining LLC have been reclassified to the appropriate held for sale categories on our consolidated statement of financial position at December 31, 2016.

Acquisition by Royal Energy Resources, Inc.

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal Energy Resources, Inc. (“Royal”) and Wexford Capital LP (“Wexford Capital”) whereby Royal acquired 676,912 of our common units from Wexford Capital for $3.5 million. The Definitive Agreement also included the committed acquisition by Royal within sixty days from the date of the Definitive Agreement of all of the issued and outstanding membership interests of Rhino GP LLC, our general partner, as well as 945,525 of the subordinated units from Wexford Capital for $1.0 million.

On March 17, 2016, Royal completed the acquisition of all of the membership interests of our general partner as well as the 945,525 subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in us with the completion of this transaction.

On March 21, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Royal pursuant to which we issued 6,000,000 common units in the Partnership to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us (“Rhino Promissory Note”) in the amount of $7.0 million. On May 13, 2016 and September 30, 2016, Royal paid us $3.0 million and $2.0 million, respectively, for the promissory note installments that were due July 31, 2016 and September 30, 2016, respectively. The payments were made in relation to the fifth amendment of the former amended and restated credit agreement completed on May 13, 2016. On December 30, 2016, we modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

Pursuant to the Securities Purchase Agreement, on March 21, 2016, we and Royal entered into a registration rights agreement. The registration rights agreement grants Royal piggyback registration rights under certain circumstances with respect to the common units issued to Royal pursuant to the Securities Purchase Agreement.

Option Agreement-Armstrong Energy

On December 30, 2016, we entered into an option agreement (the “Option Agreement”) with Royal, Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and our general partner. Upon execution of the Option Agreement, we received an option (the “Call Option”) from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”) that was owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy, Inc. is a coal producing company with approximately 445 million tons of proven and probable reserves and five mines located in the Illinois Basin in western Kentucky as of June 30, 2017. The Option Agreement stipulates that we can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting us the Call Option, we issued 5.0 million common units, representing limited partner interests in us (the “Call Option Premium Units”) to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates we can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of us. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in our general partner to Rhino Holdings. Our ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our former revolving credit facility to permit the acquisition of Armstrong Energy (refer to our Financing Agreement discussed previously).

The Option Agreement also contains an option (the “Put Option”) granted by us to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause us to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under our revolving credit facility which occurred on December 27, 2017 (refer to our Financing Agreement discussed previously).

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the seventh amendment of our former credit facility and the GP Amendment (defined below). Upon the request by Rhino Holdings, we will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

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

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such the Option Agreement was deemed to have no carrying value. An impairment charge of $21.8 million related to the Option Agreement has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. Please read “Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operations—Asset Impairments 2017.”

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

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, we entered into a letter agreement with Royal whereby the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note were extended to December 31, 2018. The letter agreement further provided that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Rhino Promissory Note and the Weston Promissory Note to shares of Royal common stock. Royal issued 914,797 shares of its common stock to Rhino at a conversion price of $4.51 as calculated per the method stipulated above. (See Note 13 of the consolidated financial statements included elsewhere in this annual report for further information on the conversion of the Weston Promissory Note and the Rhino Promissory Note to Royal common stock.)

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

We have the option to convert the outstanding Series A preferred units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A preferred unit exceeds $10.00 per unit. Each Series A preferred unit will convert into a number of common units equal to the quotient (the “Series A Conversion Ratio”) of (i) the sum of $10.00 and any unpaid distributions in respect of such Series A Preferred Unit divided by (ii) 75% of the volume weighted average closing price of the common units for the preceding 90 trading days (the “VWAP”); provided however, that the VWAP will be capped at a minimum of $2.00 and a maximum of $10.00. On December 31, 2021, all outstanding Series A preferred units will convert into common units at the then applicable Series A Conversion Ratio.

Elk Horn Coal Leasing Disposition

In August 2016, we entered into an agreement to sell our Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. We received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration was paid in ten equal monthly installments of $150,000 on the 20th of each calendar month beginning on September 20, 2016. We recorded a loss of $119.9 million from the Elk Horn disposal during the year ended December 31, 2016. The previous operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on our consolidated statements of operations and comprehensive income for the year ended December 31, 2016.

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

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2017, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarter ended June 30, 2015, we have accumulated arrearages at December 31, 2017 related to the common unit distribution of approximately $439.3 million.

Asset Impairments-2017

We performed a comprehensive review of our coal mining operation as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. We engaged an independent third party to perform a fair market value appraisal on certain parcels of land that we own in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. We recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

We also recorded an impairment charge of $21.8 million related to the call option received from a third party to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such we concluded that the call option had no carrying value. An impairment charge of $21.8 million related to the call option has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

Asset Impairments-2016

We also performed a comprehensive review of our coal mining operation as well as potential future development projects as of December 31, 2016 to ascertain any potential impairment losses. Based on the impairment analysis, we concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016. However, for the year ended December 31, 2016, we recorded $2.6 million of asset impairment losses and related charges associated with the 2015 sale of the Deane mining complex. Of the total $2.6 million non-cash impairment and other non-cash charges incurred, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. The $2.6 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

Taylorville Land Sale

On December 30, 2015, we completed the sale of our land surface rights for our Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows us to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as we have the option to repurchase the rights to the land within seven years from the date of the sale agreement. We used the proceeds from the sale of the Taylorville property to reduce the outstanding balance on our former credit facility. In accordance with appropriate accounting guidance, since we have the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale.

Oil and Natural Gas Investments

In December 2012, we made an initial investment in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. In November 2014, we contributed our investment interest in Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. In October 2016, we contributed our limited partner interests in Mammoth to Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth, Inc.

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). We accounted for the investment in this joint venture and results of operations under the equity method based upon our ownership percentage. We recorded our proportionate share of the operating income/(loss) for this investment for the years ended December 31, 2017 and 2016 of approximately $36,000 and ($0.2) million, respectively. In June 2017, we contributed our limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2017, we owned 568,794 shares of Mammoth Inc.

As of December 31, 2017 and 2016, we recorded a fair market value adjustment of $2.6 million and $1.6 million, respectively, for our available-for-sale investment in Mammoth Inc. based on the market value of the shares at December 31, 2017 and 2016, respectively, which was recorded in Other Comprehensive Income. As of December 31, 2017 and 2016, we have recorded our investment in Mammoth Inc. as a short-term asset, which we have classified as available-for-sale. We have included our investment in Mammoth Inc. and our prior investment in Muskie and Sturgeon in our Other category for segment reporting purposes.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2017, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018	3,585	15
2019	850	3
2020	850	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of December 31, 2017, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses and our remaining oil and natural gas activities. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of December 31, 2017, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex, the Sands Hill mining complex (sold in November 2017), and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2017. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses and our remaining oil and natural gas activities.

Evaluating Our Results of Operations

Our management uses a variety of non-GAAP financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliation of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income by segment for each of the periods indicated.

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

Summary

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in millions)
Statement of Operations Data:
Total revenues	$218.7	$155.4
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	178.5	124.8
Freight and handling costs	1.8	-
Depreciation, depletion and amortization	21.1	22.6
Selling, general and administrative (exclusive of DD&A shown separately above)	11.4	14.4
Asset impairment and related charges	22.6	2.6
(Gain) on sale/disposal of assets	-	(0.4)
(Loss) from operations	(16.7)	(8.6)
Interest and other income (expense):
Interest expense and other	(4.0)	(6.5)
Interest income and other	0.1	-
Equity in net (loss) of unconsolidated affiliates	-	(0.2)
Total interest and other income (expense)	(3.9)	(6.7)
Net (loss) from continuing operations	(20.6)	(15.3)
Net income/(loss) from discontinued operations	1.8	(115.5)
Net (loss)	$(18.8)	$(130.8)

Other Financial Data
Adjusted EBITDA from continuing operations	$27.1	$16.4
Adjusted EBITDA from discontinued operations	(0.8)	4.9
Adjusted EBITDA	$26.3	$21.3

*Totals may not foot due to rounding

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Summary. For the year ended December 31, 2017, our total revenues from continuing operations increased to $218.7 million from $155.4 million for the year ended December 31, 2016. We sold 4.1 million tons of coal from continuing operations for the year ended December 31, 2017, which is 1.0 million tons more than, or a 31.3% increase, from the 3.1 million tons of coal sold from continuing operations for the year ended December 31, 2016. The increase in revenue and tons sold was primarily the result of increased sales in Central Appalachia due to increases in coal prices and demand for met and steam coal produced in this region.

Net loss from continuing operations increased for the year ended December 31, 2017 compared to the year ended December 31, 2016. We generated a net loss from continuing operations of approximately $20.6 million for the year ended December 31, 2017 compared to a net loss from continuing operations of approximately $15.3 million for the year ended December 31, 2016. Net loss from continuing operations for the year ended December 31, 2017 was primarily the result of $22.6 million in asset impairments. The asset impairments and related charges include an $0.8 million impairment of land owned by us in Mesa, Colorado included in our Western segment and a $21.8 million impairment of the Armstrong call option included in the Other category (please read —“Asset Impairments-2017” above for additional discussion). For the year ended December 31, 2016, our total net loss from continuing operations was positively impacted by a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation which was partially offset by a $2.6 million asset impairment and related charges.

Adjusted EBITDA from continuing operations increased to $27.1 million for the year ended December 31, 2017 as compared to $16.4 million for the year ended December 31, 2016. Adjusted EBITDA from continuing operations increased during the year ended December 31, 2017 primarily due to an increase in net income in our Central Appalachia segment resulting from the increase in production and sales in this region compared to a net loss generated for the year ended December 31, 2016.

Including net income from discontinued operations of approximately $1.8 million, which related to our Sands Hill Mining operation sold in November 2017, our net loss was $18.8 million and Adjusted EBITDA was $26.3 million for the year ended December 31, 2017. Including net loss from discontinued operations of approximately $115.5 million, which related to our Elk Horn coal leasing business sold in August 2016, our net loss was $130.8 million and Adjusted EBITDA was $21.3 million for the year ended December 31, 2016.

Tons Sold. The following table presents tons of coal sold by reportable segment from continuing operations for the years ended December 31, 2017 and 2016:

			Increase
	Year Ended	Year Ended	(Decrease)
Segment	December 31, 2017	December 31, 2016	Tons	% *
	(in thousands, except %)
Central Appalachia	1,461.6	633.7	827.9	130.6%
Northern Appalachia	381.3	370.2	11.1	3.0%
Rhino Western	944.2	898.9	45.3	5.0%
Illinois Basin	1,338.5	1,239.2	99.3	8.0%
Total *	4,125.6	3,142.0	983.6	31.3%

*	Calculated percentages and the rounded totals presented are based upon on actual whole ton amounts and not the rounded amounts presented in this table.

We sold approximately 4.1 million tons of coal from continuing operations in the year ended December 31, 2017 as compared to approximately 3.1 million tons sold from continuing operations for the year ended December 31, 2016. The increase in total tons sold year-to-year was primarily due to higher sales from our Central Appalachia segment due to an increase in demand for met and steam coal from this region.

Tons of coal sold from continuing operations in our Central Appalachia segment increased by approximately 0.8 million, or 130.6%, to approximately 1.5 million tons from continuing operations for the year ended December 31, 2017 from approximately 0.6 million tons from continuing operations for the year ended December 31, 2016. The increase in total tons sold year-to-year in Central Appalachia was primarily due to increased demand for met and steam coal from this region.

For our Northern Appalachia segment, tons of coal sold from continuing operations remained relatively flat at approximately 0.4 million tons for the years ended December 31, 2017 and 2016.

Coal sales from continuing operations from our Rhino Western segment increased by approximately 45,000 tons, or 5.0%, to approximately 0.9 million tons for the year ended December 31, 2017 due to increased customer demand from our Castle Valley operation.

For our Illinois Basin segment, tons of coal sold from continuing operations increased by approximately 0.1 million, or 8.0%, to approximately 1.3 million tons for the year ended December 31, 2017 from approximately 1.2 million tons for the year ended December 31, 2016, as we increased production and sales year-to-year from our Pennyrile mine in western Kentucky to meet our contracted sales commitments.

The following discussions of revenue and cost and expenses pertain to continuing operations unless otherwise specified for the years ended December 31, 2017 and 2016.

Revenues. The following table presents revenues and coal revenues per ton by reportable segment from continuing operations for the years ended December 31, 2017 and 2016:

	Year ended	Year ended	Increase/(Decrease)
Segment	December 31, 2017	December 31, 2016	$	% *
	(in millions, except per ton data and %)
Central Appalachia
Coal revenues	$101.8	$37.6	$64.2	171.2%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.2	0.2	-	(23.6%)
Total revenues	$102.0	$37.8	$64.2	170.2%
Coal revenues per ton*	$69.68	$59.26	$10.42	17.6%
Northern Appalachia
Coal revenues	$15.9	$22.0	$(6.1)	(28.0%)
Freight and handling revenues	-	-	-	n/a
Other revenues	1.3	1.4	(0.1)	(11.5%)
Total revenues	$17.2	$23.4	$(6.2)	(27.0%)
Coal revenues per ton*	$41.58	$59.51	$(17.93)	(30.1%)
Rhino Western
Coal revenues	$35.4	$34.7	$0.7	2.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	$35.4	$34.7	$0.7	2.3%
Coal revenues per ton*	$37.54	$38.56	$(1.02)	(2.6%)
Illinois Basin
Coal revenues	$64.1	$59.0	$5.1	8.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	0.1	(0.1)	(94.4%)
Total revenues	$64.1	$59.1	$5.0	8.4%
Coal revenues per ton*	$47.85	$47.63	$0.22	0.5%
Other**
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$-	$0.4	$(0.4)	(90.4%)
Total revenues	$-	$0.4	$(0.4)	(90.4%)
Coal revenues per ton*	n/a	n/a	n/a	n/a
Total
Coal revenues	$217.2	$153.3	$63.9	41.7%
Freight and handling revenues	-	-	-	n/a
Other revenues	1.5	2.1	(0.6)	(30.6%)
Total revenues	$218.7	$155.4	$63.3	40.7%
Coal revenues per ton*	$52.64	$48.78	$3.86	7.9%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.
**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses also do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category.

Our coal revenues for the year ended December 31, 2017 increased by $63.9 million, or 41.7%, to $217.2 million from $153.3 million for the year ended December 31, 2016. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for coal from this region during 2017. Coal revenues per ton were $52.64 for the year ended December 31, 2017, an increase of $3.86, or 7.9%, from $48.78 per ton for the year ended December 31, 2016. This increase in coal revenues per ton was primarily the result of a larger mix of higher priced tons sold from Central Appalachia.

Central Appalachia coal revenues increased by $64.2 million, or 171.2%, to $101.8 million for the year ended December 31, 2017 from $37.6 million for the year ended December 31, 2016 primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for coal from this region during 2017. Coal revenues per ton for our Central Appalachia segment increased by $10.42, or 17.6%, to $69.68 per ton for the year ended December 31, 2017 as compared to $59.26 for the year ended December 31, 2016, primarily due to a higher mix of higher priced met coal tons sold compared to the prior year.

Northern Appalachia coal revenues were $15.9 million for the year ended December 31, 2017, a decrease of $6.1 million, or 28.0%, from $22.0 million for the year ended December 31, 2016. Coal revenues per ton for our Northern Appalachia segment decreased by $17.93, or 30.1%, to $41.58 per ton for the year ended December 31, 2017 as compared to $59.51 per ton for the year ended December 31, 2016. This decrease in coal revenues and coal revenues per ton was primarily due to lower contracted prices for coal sold from our Hopedale complex in Northern Appalachia due to weak demand and increased competition for sales in this region.

Rhino Western coal revenues increased by $0.7 million, or 2.3%, to $35.4 million for the year ended December 31, 2017 from $34.7 million for the year ended December 31, 2016. Coal revenues per ton for our Rhino Western segment were $37.54 for the year ended December 31, 2017, a decrease of $1.02, or 2.6%, from $38.56 for the year ended December 31, 2016. The increase in coal revenues was primarily due to an increase in tons sold due to increased customer demand at our Castle Valley operation. The decrease in coal revenues per ton was primarily due to a decrease in the contracted sales prices for steam coal sales from our Castle Valley mine for the year ended December 31, 2017 compared to the same period in 2016.

Illinois Basin coal revenues of approximately $64.1 million for the year ended December 31, 2017 increased by approximately $5.1 million from $59.0 million for the year ended December 31, 2016. The increase was primarily due to the increase in tons sold during the year ended December 31 2017. Coal revenues per ton for our Illinois Basin segment were $47.85 for the year ended December 31, 2017, an increase of $0.22, or 0.5%, from $47.63 for the year ended December 31, 2016.

Other revenues for our Other category decreased by $0.4 million for the year ended December 31, 2017 from the year ended December 31, 2016. This decrease in revenue was primarily due to the decreased business activity in our ancillary businesses and oil and natural gas investments.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol metallurgical coal and steam coal, is presented below. Our Northern Appalachia, Rhino Western and Illinois Basin segments currently only produce and sell steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2017	Year ended December 31, 2016	Increase (Decrease) %*
Met coal tons sold	737.3	322.8	128.4%
Steam coal tons sold	724.3	310.9	133.0%
Total tons sold	1,461.6	633.7	130.7%

Met coal revenue	$64,033	$21,542	197.3%
Steam coal revenue	$37,805	$16,009	136.2%
Total coal revenue	$101,838	$37,551	171.2%

Met coal revenues per ton	$86.85	$66.73	30.2%
Steam coal revenues per ton	$52.19	$51.50	1.4%
Total coal revenues per ton	$69.68	$59.26	17.6%

Met coal tons produced	645.8	311.3	107.5%
Steam coal tons produced	904.8	355.9	154.3%
Total tons produced	1,550.6	667.2	132.4%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Costs and Expenses. The following table presents costs and expenses (including the cost of purchased coal) and cost of operations per ton from continuing operations by reportable segment for the years ended December 31, 2017 and 2016:

	Year ended	Year ended	Increase/(Decrease)
Segment	December 31, 2017	December 31, 2016	$	% *
	(in millions, except per ton data and %)
Central Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$78.6	$34.8	$43.8	126.1%
Freight and handling costs	1.8	-	1.8	n/a
Depreciation, depletion and amortization	7.7	6.6	1.1	17.5%
Selling, general and administrative	0.2	0.1	0.1	70.2%
Cost of operations per ton*	$53.76	$54.84	$(1.08)	(2.0%)

Northern Appalachia
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$19.2	$13.8	$5.4	39.1%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.0	1.9	(0.9)	(48.3%)
Selling, general and administrative	-	0.1	(0.1)	(11.2%)
Cost of operations per ton*	$50.34	$37.27	$13.07	35.1%

Rhino Western
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$28.3	$28.0	$0.3	1.0%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.4	5.2	(0.8)	(14.0%)
Selling, general and administrative	0.1	0.1	-	42.2%
Cost of operations per ton*	$29.96	$31.15	$(1.19)	(3.8%)

Illinois Basin
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$54.6	$51.3	$3.3	6.4%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	7.6	8.3	(0.7)	(9.0%)
Selling, general and administrative	0.2	0.2	-	11.0%
Cost of operations per ton*	$40.81	$41.42	$(0.61)	(1.5%)

Other
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$(2.2)	$(3.1)	$0.9	(27.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.4	0.6	(0.2)	(32.7%)
Selling, general and administrative	10.9	13.9	(3.0)	(22.3%)
Cost of operations per ton**	n/a	n/a	n/a	n/a

Total
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	$178.5	$124.8	$53.7	43.0%
Freight and handling costs	1.8	-	1.8	n/a
Depreciation, depletion and amortization	21.1	22.6	(1.5)	(6.4%)
Selling, general and administrative	11.4	14.4	(3.0)	(20.7%)
Cost of operations per ton*	$43.26	$39.73	$3.53	8.9%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.
**	Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, per ton measurements are not presented for our Other category.

Cost of Operations. Total cost of operations was $178.5 million for the year ended December 31, 2017 as compared to $124.8 million for the year ended December 31, 2016. Our cost of operations per ton was $43.26 for the year ended December 31, 2017, an increase of $3.53, or 8.9%, from the year ended December 31, 2016. The increase in total cost of operations was primarily due to higher costs in Central Appalachia as production and sales increased in response to higher demand for met and steam coal increased in this region. The increase in total cost of operations per ton was primarily attributable to the $3.9 million prior service cost benefit for the year ended December 31, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation in Northern Appalachia.

Central Appalachia cost of operations increased by $43.8 million, or 126.1%, to $78.6 million for the year ended December 31, 2017 from $34.8 million for the year ended December 31, 2016. Total cost of operations increased year-to-year since we increased production during the year ended December 31, 2017 in response to stronger demand for coal from this region and as we encountered higher maintenance costs to upgrade the equipment fleet to meet the increase in demand. Our cost of operations per ton of $53.76 for the year ended December 31, 2017 was a reduction of 2.0% compared to $54.84 per ton for the year ended December 31, 2016.

Northern Appalachia cost of operations increased by $5.4 million, or 39.1%, to $19.2 million for the year ended December 31, 2017 from $13.8 million for the year ended December 31, 2016. Our cost of operations per ton increased to $50.34 for the year ended December 31, 2017 from $37.27 for the year ended December 31, 2016, an increase of $13.07 per ton, or 35.1%. The increase in cost of operations and cost of operations per ton was primarily attributable to the $3.9 million prior service cost benefit for the year ended December 31, 2016 resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Rhino Western cost of operations increased by $0.3 million, or 1.0%, to $28.3 million for the year ended December 31, 2017 from $28.0 million for the year ended December 31, 2016. Our cost of operations per ton decreased to $29.96 per ton for the year ended December 31, 2017 from $31.15 per ton for year ended December 31, 2016. Total cost of operations per ton decreased for the year ended December 31, 2017 compared to the same period in 2016 due to fixed operating costs being allocated to higher sales tons at our Castle Valley operation.

Illinois Basin cost of operations was $54.6 million while cost of operations per ton was $40.81 for the year ended December 31, 2017, both of which related to our Pennyrile mining complex in western Kentucky. For the year ended December 31, 2016, cost of operations in our Illinois Basin segment was $51.3 million and cost of operations per ton was $41.42. The increase in cost of operations was primarily the result of increased production year-to-year at the Pennyrile complex, while cost of operations per ton decreased as we continued to optimize the cost structure at this mining complex.

Freight and Handling. Total freight and handling cost for the year ended December 31, 2017 was $1.8 million and zero for the year ended December 31, 2016. This increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in 2017 that required us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the year ended December 31, 2017 was $21.1 million as compared to $22.6 million for the year ended December 31, 2016.

For the year ended December 31, 2017, our depreciation cost was $16.2 million as compared to $19.8 million for the year ended December 31, 2016. This decrease primarily resulted from lower depreciation costs in our Northern Appalachia, Rhino Western and Illinois Basin segments in the year ended December 31, 2017 compared to 2016 as assets became fully depreciated in the regions.

For the year ended December 31, 2017, our depletion cost was $1.7 million as compared to $1.2 million for the year ended December 31, 2016. This increase resulted from more coal tons produced from our higher depletion rate properties in our Central Appalachia segment in 2017 compared to the prior year.

For the year ended December 31, 2017, our amortization cost increased to $3.2 million compared to $1.6 million for the same period in 2016. The increase is the result of increased production in our Central Appalachia segment during 2017.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the year ended December 31, 2017 decreased to $11.4 million as compared to $14.4 million for the year ended December 31, 2016. The decrease was primarily due to lower corporate overhead expenses during the year ended December 31, 2017.

Interest Expense. Interest expense for the year ended December 31, 2017 was $4.0 million as compared to $6.5 million for the year ended December 31, 2016, a decrease of $2.5 million, or 38.6%. This decrease was primarily due to lower outstanding balances on our former senior secured credit facility. See the discussion on our new financing agreement in —“Liquidity and Capital Resources—Financing Agreement.”

Net Income (Loss) from Continuing Operations. The following table presents net income/(loss) from continuing operations by reportable segment for the years ended December 31, 2017 and 2016:

	Year ended	Year ended	Increase
Segment	December 31, 2017	December 31, 2016	(Decrease)
	(in millions)
Central Appalachia	$13.7	$(4.1)	$17.8
Northern Appalachia	(3.1)	7.7	(10.8)
Rhino Western	1.7	1.4	0.3
Illinois Basin	1.7	(0.6)	2.3
Other	(34.6)	(19.7)	(14.9)
Total	$(20.6)	$(15.3)	$(5.3)

For the year ended December 31, 2017, net loss from continuing operations was approximately $20.6 million compared to a net loss from continuing operations of approximately $15.3 million for the year ended December 31, 2016. For the year ended December 31, 2017, our results from continuing operations were positively impacted by increased sales in our Central Appalachia segment due to increased demand for met and steam coal in this region. Our results for the year ended December 31, 2017 were negatively impacted by asset impairments and related charges associated with land in Mesa, Colorado and the Armstrong Energy option as discussed above. For the year ended December 31, 2016, our net loss from continuing operations benefited from a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation in Northern Appalachia, and negatively impacted by a $2.6 million asset impairment related to the $2.0 million note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex.

Including net income from discontinued operations of approximately $1.8 million, which related to the sale of Sands Hill Mining LLC, our net loss for the year ended December 31, 2017 was approximately $18.8 million. The net loss was the result of asset impairments discussed earlier. Including net loss from discontinued operations of approximately $115.5 million, which related to the sales of Sands Hill Mining LLC in 2017 and Elk Horn coal leasing business in 2016, our net loss for the year ended December 31, 2016 was $130.8 million.

For our Central Appalachia segment, net income from continuing operations was approximately $13.7 million for the year ended December 31, 2017, a $17.8 million increase compared to a net loss of $4.1 million for the year ended December 31, 2016. The increase in net income from continuing operations for the year ended December 31, 2017 was primarily related to the increase in sales at our Central Appalachia operation.

For the year ended December 31, 2017 net loss from continuing operations in our Northern Appalachia segment was $3.1 million compared to net income of $7.7 million for the year ended December 31, 2016. The net loss for the year ended December 31, 2017 was primarily the result of lower contracted per ton coal sale prices as compared to the same period in 2016. Net income from continuing operations for the year ended December 31, 2016 was impacted by higher per ton coal sale prices and a prior service cost benefit of approximately $3.9 million resulting from the cancellation of the postretirement benefit plan at our Hopedale operation.

Net income from continuing operations in our Rhino Western segment was $1.7 million for the year ended December 31, 2017, compared to net income from continuing operations of $1.4 million for the year ended December 31, 2016. Net income for the year ended December 31, 2017 was negatively impacted by the $0.8 million impairment charge related to land in Mesa, Colorado (discussed above) during the year ended December 31, 2017 compared to the prior year.

For our Illinois Basin segment, we generated net income from continuing operations of $1.7 million for the year ended December 31, 2017 compared to a net loss from continuing operations of $0.6 million for the year ended December 31, 2016. The increase in net income was primarily the result of increased coal sales at our Pennyrile mining complex as well as lower costs per ton as we continued to optimize the operations at this mining facility. For 2018, our contracted coal sales prices for our Pennyrile location are lower than prices we experienced in 2017 and prior years due to current pricing pressures for coal in this region. We continue to take measures to reduce our costs to improve our EBITDA and cash flow results at our Pennyrile operation.

For the Other category, we had a net loss from continuing operations of $34.6 million for the year ended December 31, 2017, which was a $14.9 million increase compared to a net loss from continuing operations of $19.7 million for the year ended December 31, 2016. The increase in net loss period over period was attributable to the $21.8 million asset impairment recorded for the Armstrong call option as discussed above. Net loss for the year ended December 31, 2016 was impacted by the $2.0 million impairment charge related to the note receivable from the sale of our Deane mining complex during the year ended December 31, 2016.

Adjusted EBITDA from Continuing Operations. The following table presents Adjusted EBITDA from continuing operations by reportable segment for the years ended December 31, 2017 and 2016:

	Year ended	Year ended	Increase
Segment	December 31, 2017	December 31, 2016	(Decrease)
	(in millions)
Central Appalachia	$21.4	$3.1	$18.3
Northern Appalachia	(2.1)	9.6	(11.7)
Rhino Western	7.0	6.6	0.4
Illinois Basin	9.3	7.7	1.6
Other	(8.5)	(10.6)	2.1
Total	$27.1	$16.4	$10.7

Adjusted EBITDA from continuing operations for the year ended December 31, 2017 was $27.1 million, which was a $10.7 million increase compared to the year ended December 31, 2016. Adjusted EBITDA from continuing operations increased period over period due to the increase in sales and net income at our Central Appalachia operation. Adjusted EBITDA from continuing operations for the year ended December 31, 2016 was positively impacted by the $3.9 million prior service cost benefit discussed earlier.

Including income/(loss) from discontinued operations of $1.8 million and ($115.5) million, Adjusted EBITDA for the years ended December 31, 2017 and 2016 was $26.3 million and $21.3 million, respectively. Please read “—Reconciliation of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income on a segment basis.

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

	Central	Northern	Rhino	Illinois
Year ended December 31, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$13.7	$(3.1)	$1.7	$1.7	$(34.6)	$(20.6)
Plus:
DD&A	7.7	1.0	4.4	7.6	0.4	21.1
Interest expense	-	-	-	-	4.0	4.0
EBITDA from continuing operations†	$21.4	$(2.1)	$6.1	$9.3	$(30.2)	$4.5
Plus: Non-cash asset impairment and other non-cash charges**	-	-	0.8	-	21.8	22.6
Adjusted EBITDA from continuing operations†	21.4	(2.1)	6.9	9.3	(8.4)	27.1
EBITDA from discontinued operations		(0.8)	-	-	-	(0.8)
Adjusted EBITDA †	$21.4	$(2.9)	$6.9	$9.3	$(8.4)	$26.3

	Central	Northern	Rhino	Illinois
Year ended December 31, 2016	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(4.1)	$7.7	$1.4	$(0.6)	$(19.7)	$(15.3)
Plus:
DD&A	6.6	1.9	5.2	8.3	0.6	22.6
Interest expense	-	-	-	-	6.5	6.5
EBITDA from continuing operations†	$2.5	$9.6	$6.6	$7.7	$(12.6)	$13.8
Plus: Non-cash asset impairment and other non-cash charges**	0.6	-	-	-	2.0	2.6
Adjusted EBITDA from continuing operations†	3.1	9.6	6.6	7.7	(10.6)	16.4
EBITDA from discontinued operations	1.9	3.0	-	-	-	4.9
Adjusted EBITDA †	$5.0	$12.6	$6.6	$7.7	$(10.6)	$21.3

†	Calculated based on actual amounts and not the rounded amounts presented in this table.

*	Totals may not foot due to rounding

**	We performed a comprehensive review of our coal mining operation as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. We engaged an independent third party to perform a fair market value appraisal on certain parcels of land that we own in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. We recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. Please see our more detailed discussion of the asset impairment and related charges that is included earlier in this section.

We also recorded an impairment charge of $21.8 million related to the call option received from a third party to acquire substantially of the outstanding common stock of Armstrong Energy, Inc. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 organization plan and as such we concluded that the call option had no carrying value. An impairment charge of $21.8 million related to the call option has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. Please see our more detailed discussion of the asset impairment and related charges that is included earlier in this section.

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

	For the Year Ended December 31,
	2017	2016
	(in millions)
Reconciliation of net cash to Adjusted EBITDA provided by operating activities:
Net cash provided by operating activities	$14.6	$12.1
Plus:
Increase in net operating assets	12.1	3.9
Gain on sale of assets	-	0.5
Gain on disposal of business	3.2	-
Amortization of deferred revenue	-	1.3
Amortization of actuarial gain	-	4.8
Interest expense	4.0	6.7
Equity in net income of unconsolidated affiliates	0.1	-
Less:
Amortization of advance royalties	1.1	1.0
Amortization of debt issuance costs	1.5	2.9
Increase in provision for doubtful accounts	0.1	-
Equity-based compensation	0.3	0.5
Loss on asset impairments	22.6	2.6
Loss on disposal of business	-	119.9
Loss on retirement of advance royalties	0.1	0.2
Accretion on asset retirement obligations	1.5	1.5
Equity in net loss of unconsolidated affiliate	-	0.2
Distributions from unconsolidated affiliate	-	0.3
EBITDA	6.8	(99.8)
Plus: Loss on disposal of business	-	119.9
Plus: Non-cash bad debt expense	0.1	0.2
Plus: Loss on asset impairments	22.6	2.6
Less: Gain on disposal of business	(3.2)	-
Less: Gain on extinguishment of debt	-	(1.7)
Adjusted EBITDA *	26.3	21.3
Less: EBITDA from discontinued operations	(0.8)	4.9
Adjusted EBITDA from continuing operations	$27.1	$16.4

* Totals may not foot due to rounding

Liquidity and Capital Resources

Liquidity

As of December 31, 2017, our available liquidity was $8.8 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the financing agreement and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the financing agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank. The Financing Agreement terminates on December 27, 2020. For more information about our new financing agreement, please read “—Financing Agreement” below.

Our business is capital intensive and requires substantial capital expenditures for purchasing, upgrading and maintaining equipment used in developing and mining our reserves, as well as complying with applicable environmental and mine safety laws and regulations. Our principal liquidity requirements are to finance current operations, fund capital expenditures, including acquisitions from time to time, and service our debt. Historically, our sources of liquidity included cash generated by our operations, cash available on our balance sheet and issuances of equity securities. Our ability to access the capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices and other macroeconomic factors outside of our control. Failure to maintain financing or to generate sufficient cash flow from operations could cause us to significantly reduce our spending and to alter our short- or long-term business plan. We may also be required to consider other options, such as selling assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash provided by operating activities was $14.6 million for the year ended December 31, 2017 as compared to $12.1 million for the year ended December 31, 2016. This increase in cash provided by operating activities was primarily the result of the increase in production and sales in our Central Appalachia segment for the year ended December 31, 2017 compared to December 31, 2016.

Net cash used in investing activities was $18.5 million for the year ended December 31, 2017 as compared to net cash provided by investing activities of $3.9 million for the year ended December 31, 2016. The decrease in cash provided by investing activities was primarily due to the increase in capital expenditures for the year ended December 31, 2017.

Net cash provided by financing activities was $25.0 million for the year ended December 31, 2017, which was primarily attributable to proceeds from our new financing agreement partially offset by repayment of our former revolving credit facility. Net cash used in financing activities was $16.1 million for the year ended December 31, 2016, which was primarily due to net repayments on our former revolving credit facility partially offset by contributions made by partners.

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

Actual maintenance capital expenditures for the year ended December 31, 2017 were approximately $14.1 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2017 were approximately $5.9 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines. For the year ended December 31, 2018, we have budgeted $15 million to $17 million for maintenance capital expenditures and $10 million to $11 million for expansion capital expenditures.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement will be secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement will, at our option, either be “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at our option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, we may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, we must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires us to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the business and (e) coal reserve amounts; (ii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iii) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (iv) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (v) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict our ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of our respective businesses; (iii) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (iv) incur restrictions on the payment of dividends, (v) prepay or modify the terms of other indebtedness, (vi) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (vii) permit the trailing six month Fixed Charge Coverage Ratio to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents.

At December 31, 2017, $40.0 million was outstanding under the financing agreement at a variable interest rate of Libor plus 10.00% (11.68% at December 31, 2017).

Common Unit Warrants

We entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants of our common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of our units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC has agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we will pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we will reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding will bear interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our credit agreement. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit in an amount of up to a certain percentage of the aggregate bond liability that we negotiate with the surety companies. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of December 31, 2017, we had $11.2 million in letters of credit outstanding, of which $6.0 million served as collateral for approximately $37.5 million in our surety bonds outstanding that secure the performance of our reclamation obligations.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Nevertheless, actual results may differ from the estimates used and judgments made. Note 2 to the consolidated financial statements included elsewhere in this annual report provides a summary of all significant accounting policies. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.

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

We performed a comprehensive review of our coal mining operation as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. We engaged an independent third party to perform a fair market value appraisal on certain parcels of land that we own in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. We recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

We also recorded an impairment charge of $21.8 million related to the call option received from a third party to acquire substantially of the outstanding common stock of Armstrong Energy, Inc. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such we concluded that the call option had no carrying value. An impairment charge of $21.8 million related to the call option has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

We also performed a comprehensive review of our coal mining operations as well as potential future development projects to ascertain any potential impairment losses for the year ended December 31, 2016. Based on the impairment analysis, we concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016. However, for the year ended December 31, 2016, we recorded $2.6 million of asset impairment losses and related charges associated with the 2015 sale of the Deane mining complex. Of the total $2.6 million non-cash impairment and other non-cash charges incurred, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. The $2.6 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow, and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2017 were calculated with discount rates that ranged from 9.7% to 11.9%. Changes in the asset retirement obligations for the year ended December 31, 2016 were calculated with discount rates that ranged from 7.0% to 9.1%. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2017 and 2016.

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

Other revenues generally consist coal handling and processing revenues, rebates and rental income. With respect to other revenues recognized in situations unrelated to the shipment of coal, we carefully review the facts and circumstances of each transaction and do not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

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

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2017 at the reasonable assurance level. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, which included the additional procedures implemented to remediate the material weakness, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management of Rhino Resource Partners LP

We are managed and operated by the board of directors and executive officers of our general partner, Rhino GP LLC. Employees of our general partner devote substantially all of their time and effort to our business. As the owner of our general partner, Royal Energy Resources, Inc. has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain fiduciary duties to our unitholders as well as a fiduciary duty to its owners. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse.

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

Executive Officers and Directors

The following table shows information for the executive officers and directors of our general partner as of March 16, 2018:

Name	Age (as of 12/31/2017)	Position With Our General Partner
William Tuorto*	48	Executive Chairman and Chairman of the Board of Directors
Richard A. Boone*	63	President, Chief Executive Officer and Director
Wendell S. Morris*	50	Vice President and Chief Financial Officer
Reford C. Hunt	44	Vice President and Chief Administrative Officer
Whitney C. Kegley*	42	Vice President, Secretary and General Counsel
Brian T. Aug	46	Vice President of Sales
Bryan H. Lawrence	75	Director
Douglas Holsted*	57	Director
Brian Hughs*	40	Director
Michael Thompson**	48	Director
David Hanig**	42	Director

*	Officers of Royal.
**	Independent director.

William Tuorto. Mr. Tuorto has served as the Chairman of our general partner’s board of directors since March 17, 2016. Mr. Tuorto is the Chairman and Chief Executive Officer of Royal and has been providing legal, financial, and consulting services to public companies for over 20 years. Privately, Mr. Tuorto is an investor and entrepreneur, with holdings in a wide-range portfolio of energy, technology, real estate and hospitality. Mr. Tuorto was awarded a Bachelor of Arts degree from The Citadel in 1991, graduating with honors, and distinguished nominee of the Fulbright Fellowship and Rhodes Scholarship. Mr. Tuorto received his Juris Doctor from the University of South Carolina School of Law in 1995. Mr. Tuorto was selected to serve as a director due to his in-depth business knowledge and investment experience.

Richard A. Boone. Mr. Boone has served as President and Chief Executive Officer of our general partner since December 30, 2016. Prior to December 2016, Mr. Boone served as our President since September 2016 and served as Executive Vice President and Chief Financial Officer since June 2014. Prior to June 2014, Mr. Boone served as Senior Vice President and Chief Financial Officer of our general partner since May 2010, and as Senior Vice President and Chief Financial Officer of Rhino Energy LLC since February 2005. Prior to joining Rhino Energy LLC, he served as Vice President and Corporate Controller of PinnOak Resources, LLC, a coal producer serving the steel making industry, since 2003. Prior to joining PinnOak Resources, LLC, he served as Vice President, Treasurer and Corporate Controller of Horizon Natural Resources Company, a producer of steam and metallurgical coal, since 1998. Effective January 31, 2018, Mr. Boone was appointed as the Chief Executive Officer and principal executive officer of Royal Energy Resources, Inc. (“Royal”), who is the owner of our general partner. Mr. Boone has over 30 years of experience in the coal industry. On January 31, 2018, Royal appointed Mr. Boone as its chief executive officer.

Wendell S. Morris. Mr. Morris has served as our general partner’s Vice President and Chief Financial Officer since September 2016. From June 2015 to September 2016, Mr. Morris served as our general partner’s Vice President of Finance and prior to June 2015, Mr. Morris served as our general partner’s Vice President of External Reporting and Investor Relations. Prior to joining Rhino Energy LLC, Mr. Morris was employed by Lexmark International, Inc. where he held various financial and accounting positions. Effective January 31, 2018, Royal appointed Mr. Morris as its Chief Financial Officer and principal financial officer. On January 31, 2018, Royal appointed Mr. Morris as its chief financial officer.

Reford C. Hunt. Mr. Hunt joined Rhino Energy, LLC in April 2005 and currently serves as Vice President and Chief Administrative Officer. Mr. Hunt has served in various capacities, including Senior Vice President of Business Development, as well as President of our Rhino Energy WV, LLC, McClane Canyon Mining, LLC and Castle Valley Mining, LLC subsidiaries. Mr. Hunt oversees our business development and exploration projects. Prior to joining Rhino Energy, LLC, he was employed by Sidney Coal Company, a subsidiary of Massey Energy from 1997 to 2005. During his time at Sidney Coal Company as a Mining Engineer, Mr. Hunt oversaw planning, engineering and construction for various mining and preparation operations. Mr. Hunt is a licensed Professional Engineer in Kentucky.

Whitney C. Kegley. Ms. Kegley has served as our general partner’s Vice President, Secretary and General Counsel since July 2012. Prior to joining our general partner, and beginning in April 2012, Ms. Kegley served as a partner with the law firm of Dinsmore & Shohl, LLP in their Lexington, KY office. Ms. Kegley concentrated her practice on mergers and acquisitions and general corporate law with an emphasis on mineral and energy law. From March 2009 to April 2012, Ms. Kegley was a member in the Lexington, KY office of McBrayer, McGinnis, Leslie & Kirkland, PLLC, where she concentrated on mergers and acquisitions and general corporate law with an emphasis on mineral and energy law. From August 1999 to March 2009, Ms. Kegley was employed by the law firm of Frost Brown Todd LLC where she held various positions. Effective January 31, 2018, Royal appointed Ms. Kegley as its General Counsel and Secretary. On January 31, 2018, Royal appointed Ms. Kegley as its general counsel and secretary.

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

Meetings; Committees of the Board of Directors

The board of directors of our general partner held quarterly meetings during the year ended December 31, 2017. All of the directors serving during 2017 attended each meeting. The board of directors of our general partner has an audit committee, a conflicts committee and a compensation committee.

Audit Committee

The audit committee of our general partner has been established in accordance with the Exchange Act, and consists of Messrs. Thompson and Hanig, both of whom are independent. Our audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at http://www.rhinolp.com. This committee oversees, reviews, acts on and reports to our board of directors of our general partner on various auditing and accounting matters, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2017, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as described below.

The Form 4 reports relating to the granting of Partnership units to Messrs. Tuorto, Boone, Hughs, Holsted, Hanig, Thompson and Phillips on May 9, 2017 were filed after the applicable due date.

Item 11. Executive Compensation

Introduction

For 2017, we are reporting as a smaller reporting company due to our market capitalization. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures with respect to our named executive officers. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers.

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

In 2017, the named executive officers of our general partner were:

●	William Tuorto—Executive Chairman and Chairman of our Board of Directors;

●	Richard A. Boone—President, Chief Executive Officer and Director;

●	Reford C. Hunt— Vice President and Chief Administrative Officer.

With respect to the compensation disclosures and the tables that follow, these individuals are referred to as the “named executive officers.”

Summary Compensation Table

The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Unit Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
William Tuorto	2017	318,077	200,000	31,250	10,800	560,127
Executive Chairman and Director	2016	137,500	187,500	250,000	10,600	585,600

Richard A. Boone	2017	300,000	200,000	31,250	14,092	545,342
President, Chief Executive Officer and Director	2016	310,558	87,500	125,000	12,360	535,418

Reford C. Hunt	2017	287,923	30,000	-	12,502	330,425
Vice President and Chief Administrative Officer	2016	277,962	35,625	-	11,826	325,413

(1)	The salary column also reflects $20,000 in director fees paid to Mr. Tuorto with respect to the 2017 year. Further details regarding our director compensation program is provided below.

(2)	For each individual, the bonus amount reflects the annual cash bonus awarded to each of the named executive officers per the terms of their employment agreements, which are described further below.

(3)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted under the Rhino Long-Term Incentive Plan (the “LTIP”), computed in accordance with FASB ASC Topic 718. All phantom unit awards granted during the 2016 year were fully vested on the date of grant. We did not grant equity awards to our named executive officers during the 2017 year in their employee capacity, although Messrs. Tuorto and Boone received an equity award for their services on our Board during the 2017 fiscal year. Further details regarding our director compensation program is provided below.

(4)	Amounts reflect, as applicable with respect to the named executive officers and as provided in the supplemental table below, the use of a company provided automobile and employer contributions to the 401(k) Plan. The value of automobile use is calculated as the monthly lease payment paid by us on behalf of the executive multiplied by the monthly percentage of personal use of the automobile by the executive.

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan
William Tuorto	$-	$10,800
Richard A. Boone	3,292	10,800
Reford C. Hunt	1,702	10,800

Narrative Discussion of Summary Compensation Table

Employment Agreements

We have entered into employment agreements with each of the named executive officers. Our employment agreements typically provide for a three-year term, which may be terminated earlier in accordance with the terms of the applicable agreement or extended by mutual agreement of the parties. Each of our named executive officers received an annual base salary of $300,000 for 2017. Although our annual bonus program is ultimately a discretionary bonus program, the named executive officers’ employment agreements set forth guidelines and general target amounts for each executive based on a percentage of base salary. The target bonus percentage for Messrs. Tuorto, Boone and Hunt was 100%, 100% and 40%, respectively. While we did not enter into any amendments of the named executive officers’ existing employment agreements during the 2017 year, Mr. Hunt’s title was changed from Senior Vice President of Business Development to Vice President and Chief Administrative Officer in December 2017.

The named executive officers are eligible to participate in our employee benefit programs made available to similarly situated employees. Pursuant to their respective employment agreements, we provide Messrs. Boone and Hunt with automobiles suitable for their duties and responsibilities to us.

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

Unit and Phantom Unit Awards

Certain named executives received discretionary awards of fully vested Rhino units in 2016. Certain named executives received discretionary awards of phantom units years prior to 2016 in respect of the prior fiscal year’s performance. These phantom unit awards were designed to vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant), provided the named executive officer remained an employee continuously from the date of grant through the applicable vesting date. The phantom units were designed to become fully vested upon a change in control or in the event that the named executive officer’s employment was terminated due to disability or death. In addition, if the named executive officer’s employment was terminated by us without cause or by the executive for good reason, the vesting of those phantom units scheduled to vest in the 12 month period following such termination would have been accelerated to the officer’s termination date. While a named executive officer holds unvested phantom units, he is entitled to receive DER credits that will be paid in cash upon vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited). Each of the unvested phantom units held by the named executive officers during the 2016 became accelerated in connection with Royal’s acquisition of our general partner in March 2016.

Outstanding Equity Awards at Fiscal Year End

Our named executives did not have any outstanding equity awards as of December 31, 2017.

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

Following the 2017 year, in connection with his appointment as its Chief Executive Officer and principal executive officer, Mr. Boone entered into an employment agreement with Royal. The Royal employment agreement provides Mr. Boone with an annual base salary of $50,000, and states that Mr. Boone will be expected to allocate his business time to Royal and to us in proportion to the base salary he is paid at each entity. We amended our employment agreement with Mr. Boone to allow him to serve as Royal’s Chief Executive Officer.

LTIP Phantom Unit Awards

Messrs. Boone and Hunt have periodically held awards of phantom units as previously described in the section above titled “—Narrative Discussion of Summary Compensation Table—Phantom Unit Awards,” although as of December 31, 2017 none of our named executive officers held outstanding phantom unit awards.

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

Director Compensation

We provide compensation to the directors of the board of directors of our general partner, including a $20,000 annual base director fee and a grant of that number of common units having a grant date value of approximately $31,250 (except for a value of $62,500 for our independent directors) based on the preceding 10-day average price per unit). In addition, the chairs of the audit committee and conflicts committee receive a $15,000 fee, the chair of any other committee (including the compensation committee) receives a $10,000 fee, audit committee and conflicts committee members receive a $10,000 fee and the other committee members receive a $5,000 fee, for their service in such roles each year. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees, and each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2017. All compensation for fiscal year 2017 provided to Messrs. Tuorto and Boone in their capacity as directors has been reflected within the Summary Compensation Table above. Mr. Lawrence is not included in the following table since he elected to receive no compensation for his services on our Board.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)
Brian Hughs	$20,000	$31,250	$51,250
Ronald Phillips (3)	$20,000	$31,250	$51,250
Douglas Holsted	$20,000	$31,250	$51,250
Michael Thompson	$50,000	$62,500	$112,500
David Hanig	$40,000	$62,500	$102,500

(1)	Includes annual base director fee, committee membership fees, and committee chair fees for each non-employee director as more fully explained in the preceding paragraphs.

(2)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of the awards granted under the LTIP in fiscal 2017, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(3)	Mr. Phillips resigned effective January 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of common units, subordinated units and Series A preferred units as of March 16, 2018 of Rhino Resource Partners LP for:

●	beneficial owners of more than 5% of our common, subordinated and Series A preferred units;

●	each director, director nominee and named executive officer; and

●	all of our directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Series A Preferred Beneficially Owned	Percentage of Series A preferred units Beneficially Owned
Royal Energy Resources, Inc.(1) (2)	6,568,578	50.6%	1,061,324	92.6%	—	—
Weston Energy LLC (3)	—	—	—	—	1,400,000	93.3%
Thomson Family Limited Partnership (4)	—	—	—	—	50,000	3.3%
John L. Thomson (4)	—	—	—	—	50,000	3.3%
William Tuorto(1)(2)	6,660,279	51.3%	1,061,324	92.6%	—	—
Brian Hughs(1)(2)	6,588,263	50.7%	1,061,324	92.6%	—	—
Rhino Resource Partners Holdings (3)	5,000,000	38.5%	—	—	—	—
Douglas Holsted (5)	19,685	*	—	—	—	—
Richard A. Boone (5)	59,018	*	—	—	—	—
Reford C. Hunt (5)	—	—	—	—	—	—
Michael Thompson (5)	39,369	*	—	—	—	—
David Hanig (5)	39,369	*	—	—	—	—
Bryan H. Lawrence (5)	—	—	—	—	—	—
All executive officers and directors as a group (8 persons)	6,837,405	52.6%	1,061,324	92.6%

*	Represents less than 1% of the total.

(1)	6,568,578 common units and 1,061,324 of the subordinated units shown as beneficially owned by each of William Tuorto and Brian Hughs, reflect common units and subordinated units owned of record by Royal. Messrs. Tuorto and Hughs serve as directors of Royal and as such may be deemed to share beneficial ownership of the units beneficially owned by Royal, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interests.

(2)	The address for this person or entity is 56 Broad Street, Suite 2, Charleston, South Carolina 29401.

(3)	The address for this person or entity is 410 Park Avenue, 19th Floor, New York, New York 10022.

(4)	The address for this person or entity is 410 Park Avenue, 7th Floor, New York, New York 10022.

(5)	The address for this person or entity is 424 Lewis Hargett Circle, Suite 250, Lexington, Kentucky 40503.

Equity Compensation Plan Information

	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2016	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2017 (excluding units reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans not approved by unitholders(1):
Long-Term Incentive Plan	-	n/a(2)	12,996

(1)	Adopted by the board of directors of our general partner in connection with our IPO.
(2)	To date, only phantom and restricted and unrestricted units have been granted under the Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 21, 2016, a definitive agreement was completed between Royal and Wexford where Royal acquired 676,912 of our common units from Wexford. Pursuant to the definitive agreement, on March 17, 2016, Royal acquired all of the issued and outstanding membership interests of Rhino GP LLC, our general partner, as well as 945,525 of the subordinated units from Wexford. Our general partner owns the general partner interest in us as well as our incentive distribution rights. On March 21, 2016, we issued 6,000,000 common units to Royal in a private placement. On December 30, 2016, Royal acquired 200,000 shares of Series A preferred units representing preferred interests in the Partnership.

William Tuorto, Douglas Holsted and Brian Hughs, each a director of our general partner, own an equity interest in Royal. Mr. Tuorto holds all of the Series A Preferred Stock in Royal and a majority of the common stock in Royal. Because of the special voting rights of the Series A Preferred Stock (which is entitled to 54% of the total votes on any matter on which shareholders have a right to vote) of Royal, as of March 16, 2018, Mr. Tuorto controlled 77.8% of the votes on any matter requiring a vote of the Royal shareholders. Mr. Hughs also holds common stock in Royal.

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

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2017, we have suspended the cash distribution for our common units. In addition, we have not paid distribution on our subordinated units for any quarter after the quarter ended March 31, 2012.

Prior to the sale of our general partner by Wexford, from time to time, employees of Wexford performed legal, consulting, and advisory services for us and we incurred expenses related to these services. Please see Note 18 of our consolidated financial statements included elsewhere in this annual report for the amounts paid to Wexford for these services during the year ended December 31, 2016.

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

Transactions with Royal

On December 5, 2017, we entered into a Coal Sales Fee Agency Agreement (the “Agency Agreement”) with Royal, under which Royal acts as a non-exclusive agent to us to procure coal buyers for coal produced by us. Under the Agency Agreement, we are obligated to pay Royal $0.25 for every short ton of steam coal and $1.50 for every ton of metallurgical coal (except $0.50 per ton for one buyer) loaded and sold pursuant to a sales contract procured by Royal. The Agency Agreement provides that our obligation to pay fees in relation to coal sold to a buyer introduced by Royal will extend in perpetuity, unless the buyer does not purchase any coal from us for two consecutive years. The Agency Agreement further provides that Royal has the right, with our consent, to convert any fees due to Royal into our common units at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Agency Agreement did not become effective until we refinanced our indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. In the year ended December 31, 2017, we paid Royal $89,351 in fees earned under the Agency Agreement, which included coal sold to buyers introduced by us prior to the effective date of the Agency Agreement.

On December 5, 2017, we entered into a Guaranty Fee and Indemnity Agreement (the “Guaranty Agreement”) with Royal, under which Royal acts as a guarantor of our obligations under any surety bond issued for the benefit of us by Indemnity National Insurance Company (“INIC”). In consideration for the guaranty, we are obligated to pay Royal one percent (1%) of the face value of the surety bond per year. The Guaranty Agreement has a term of three years. The Guaranty Agreement provides that, until Royal’s liability under the guaranty to INIC is extinguished, we are obligated to issue Royal additional common units sufficient to ensure that Royal’s ownership of our common units does not fall below 10% of the issued and outstanding common units at the time. The Guaranty Agreement further provides that Royal has the right, with our consent, to convert any fees due to Royal into our common units at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Guaranty Agreement did not become effective until we refinanced our indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. In the year ended December 31, 2017, we paid Royal two payments of $364,917 each, one of which represented amounts due under the Guaranty Agreement for 2017 and the other was for amounts that will be due under the Guaranty Agreement in 2018.

Securities Purchase Agreement

On March 21, 2016, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Royal pursuant to which we issued 6,000,000 common units in the Partnership to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid us $2.0 million in cash and delivered a promissory note payable to us (“Rhino Promissory Note”) in the amount of $7.0 million. On May 13, 2016 and September 30, 2016, Royal paid us $3.0 million and $2.0 million, respectively, for the promissory note installments. The payments were made in relation to the fifth amendment of the amended and restated credit agreement completed on May 13, 2016. On December 30, 2016, we modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note” below.

Pursuant to the Securities Purchase Agreement, on March 21, 2016, we and Royal entered into a registration rights agreement. The registration rights agreement grants Royal piggyback registration rights under certain circumstances with respect to the common units issued to Royal pursuant to the Securities Purchase Agreement.

Option Agreement

On December 30, 2016, we entered into the Option Agreement with Royal, Rhino Holdings and our general partner. Upon execution of the Option Agreement, we received the Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy that is owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. Armstrong Energy, Inc. is a coal producing company with approximately 445 million tons of proven and probable reserves and five mines located in the Illinois Basin in western Kentucky as of September 30, 2016. The Option Agreement stipulates that we can exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting us the Call Option, we issued the Call Option Premium Units to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulates we can exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, will result in Rhino Holdings owning 51% of the fully diluted common units of us. The purchase of Armstrong Energy through the exercise of the Call Option would also require Royal to transfer a 51% ownership interest in our general partner to Rhino Holdings. Our ability to exercise the Call Option is conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of our former revolving credit facility to permit the acquisition of Armstrong Energy.

The Option Agreement also contains the Put Option granted by us to Rhino Holdings whereby Rhino Holdings has the right, but not the obligation, to cause us to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option is dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under our former revolving credit facility, which occurred on December 27, 2017 (refer to our Financing Agreement discussed previously).

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

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, we entered into a letter agreement with Royal whereby the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note were extended to December 31, 2018. The letter agreement further provided that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Rhino Promissory Note and the Weston Promissory Note to shares of Royal common stock. Royal issued 914,797 shares of its common stock to us at a conversion price of $4.51 as calculated per the method stipulated above. We recorded the $4.1 million conversion of the Weston Promissory Note and Rhino Promissory Note as Investment in Royal common stock in the Partners’ Capital section of our consolidated statements of financial position.

Transactions with Affiliates

Sturgeon Acquisitions LLC

In December 2012, we made an initial investment in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. In November 2014, we contributed our investment interest in Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. In October 2016, we contributed our limited partner interests in Mammoth to Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in exchange for 234,300 shares of common stock of Mammoth, Inc.

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). We accounted for the investment in this joint venture and results of operations under the equity method based upon our ownership percentage. We recorded our proportionate share of the operating income/(loss) for this investment for the years ended December 31, 2017 and 2016 of approximately $36,000 and ($0.2) million, respectively. In June 2017, we contributed our limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2017, we owned 568,794 shares of Mammoth Inc.

As of December 31, 2017 and 2016, we recorded a fair market value adjustment of $2.6 million and $1.6 million, respectively, for our available-for-sale investment in Mammoth Inc. based on the market value of the shares at December 31, 2017 and 2016, respectively, which was recorded in Other Comprehensive Income. As of December 31, 2017 and 2016, we have recorded our investment in Mammoth Inc. as a short-term asset, which we have classified as available-for-sale. We have included our investment in Mammoth Inc. and our prior investment in Muskie and Sturgeon in our Other category for segment reporting purposes.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services provided by Brown Edwards & Company, L.L.P. for the years 2017 and 2016:

	2017	2016
	(in thousands)
Audit fees	$339	$369
Audit related fees	-	-
Tax fees	-	-
Total	$339	$369

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

3.3

Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

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

10.1	Financing Agreement dated as of December 27, 2017, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on December 29, 2017.

10.2†*	Amended and Restated Employment Agreement of William L. Tuorto effective January 1, 2018

10.3†*	Amended and Restated Employment Agreement of Richard A. Boone effective January 1, 2018

10.4†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.5†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

10.6†	Amended and Restated Employment Agreement of William L. Tuorto effective December 30, 2016

10.7†	Amended and Restated Employment Agreement of Richard A. Boone effective December 30, 2016

10.8†	Amended and Restated Employment Agreement of Reford C. Hunt effective December 31, 2016

10.9

Securities Purchase Agreement dated March 21, 2016 by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-34892), filed on March 23, 2016

Exhibit Number	Description
10.10†

Amended and Restated Employment Agreement of W. Scott Morris, effective September 1, 2016, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q (File No. 001-34892), filed on November 10, 2016

10.11

Option Agreement, dated as of December 30, 2016, by and among Rhino Resource Partners Holdings LLC, Rhino Resource Partners LP, Rhino GP LLC, and Royal Energy Resources, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

10.12

Series A Preferred Unit Purchase Agreement, dated as of December 30, 2016, by and among Rhino Resource Partners LP, Weston Energy LLC and Royal Energy Resources, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

10.13	Letter Agreement, dated December 30, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc. incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

21.1*	List of Subsidiaries of Rhino Resource Partners LP

23.1*	Consent of Brown, Edwards and Company L.L.P

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*

Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2017 and the three months ended December 31, 2017

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

Date: March 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Boone	President, Chief Executive Officer and Director	March 26, 2018
Richard A. Boone	(Principal Executive Officer)

/s/ Wendell S. Morris	Vice President and Chief Financial Officer	March 26, 2018
Wendell S. Morris	(Principal Financial and Accounting Officer)

/s/ WILLIAM TUORTO	Director	March 26, 2018
William Tuorto

/s/ Bryan H. Lawrence	Director	March 26, 2018
Bryan H. Lawrence

/s/ DOUGLAS HOLSTED	Director	March 26, 2018
Douglas Holsted

/s/ BRIAN HUGHS	Director	March 26, 2018
Brian Hughs

/s/ Michael Thompson	Director	March 26, 2018
Michael Thompson

/s/ DAVID HANIG	Director	March 26, 2018
David Hanig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

The Managing General Partner and Partners of

Rhino Resource Partners LP

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Rhino Resource Partners LP and Subsidiaries (“the Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Partnership transferred 100% of the membership interests and related assets and liabilities of Sands Hill Mining LLC to a third party in exchange for a future override royalty. The total gain on disposal of $3.2 million, and associated current operating results, has been reported on the Net Income/(Loss) from discontinued operations line of the Partnership/s consolidated statements of operations and comprehensive income for the year ended December 31, 2017. In addition, the current and non-current assets and liabilities previously related to Sands Hill Mining LLC have been reclassified to the appropriate held for sale categories on the Partnership’s consolidated statements of financial position. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Partnership’s auditor since 2016.

513 State Street
Bristol, Virginia

March 26, 2018

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	As of December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,796	$47
Restricted cash	7,116	-
Accounts receivable	20,386	12,932
Inventories	12,860	7,978
Advance royalties, current portion	495	898
Investment in available for sale securities	11,165	3,532
Prepaid expenses and other	2,891	5,068
Current assets held for sale	-	1,098
Total current assets	63,709	31,553
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	440,843	430,560
Less accumulated depreciation, depletion and amortization	(263,520)	(249,394)
Net property, plant and equipment	177,323	181,166
Advance royalties, net of current portion	7,901	7,652
Restricted cash	5,209	-
Investment in unconsolidated affiliates	130	5,121
Intangible purchase option	-	21,750
Note receivable-related party	-	2,040
Other non-current assets	28,508	27,018
Non-current assets held for sale	-	1,141
TOTAL	$282,780	$277,441
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,329	$10,179
Accrued expenses and other	11,186	9,941
Accrued preferred distributions	6,038	-
Current portion of long-term debt	5,475	10,040
Current portion of asset retirement obligations	498	883
Current liabilities held for sale	-	397
Total current liabilities	32,526	31,440
NON-CURRENT LIABILITIES:
Long-term debt, net	28,573	-
Asset retirement obligations, net of current portion	18,164	18,225
Other non-current liabilities	48,071	45,372
Non-current liabilities held for sale	-	4,135
Total non-current liabilities	94,808	67,732
Total liabilities	127,334	99,172
COMMITMENTS AND CONTINGENCIES (NOTE 14)
PARTNERS’ CAPITAL:
Limited partners	130,233	154,696
Subscription receivable from limited partners	-	(2,000)
General partner	8,855	8,959
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 13)	(4,126)	-
Common unit warrants	1,264	-
Accumulated other comprehensive income	4,220	1,614
Total partners’ capital	155,446	178,269
TOTAL	$282,780	$277,441

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2017	2016
REVENUES:
Coal sales	$217,192	$153,271
Other revenues	1,499	2,160
Total revenues	218,691	155,431
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	178,483	124,845
Freight and handling costs	1,837	-
Depreciation, depletion and amortization	21,117	22,556
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	11,423	14,413
Asset impairment and related charges	22,631	2,639
(Gain) on sale/disposal of assets, net	(68)	(460)
Total costs and expenses	235,423	163,993
(LOSS) FROM OPERATIONS	(16,732)	(8,562)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(4,010)	(6,535)
Interest income and other	86	20
Equity in net income/(loss) of unconsolidated affiliates	36	(223)
Total interest and other (expense)	(3,888)	(6,738)
(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(20,620)	(15,300)
INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(20,620)	(15,300)
DISCONTINUED OPERATIONS
Net Income/(Loss) from discontinued operations	1,832	(115,463)
NET (LOSS)	(18,788)	(130,763)
Other comprehensive income:
Fair value adjustment for available-for-sale investment	2,606	1,614
Change in actuarial gain on post retirement plan	-	(4,795)
COMPREHENSIVE (LOSS)	$(16,182)	$(133,944)

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(112)	$(128)
Net income/(loss) from discontinued operations	8	(734)
General partner’s interest in net (loss)	$(104)	$(862)
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(24,391)	$(12,755)
Net income/(loss) from discontinued operations	1,676	(96,451)
Common unitholders’ interest in net (loss)	$(22,715)	$(109,206)
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(2,155)	$(2,417)
Net income/(loss) from discontinued operations	148	(18,278)
Subordinated unitholders’ interest in net (loss)	$(2,007)	$(20,695)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$6,038	$-
Net income from discontinued operations	-	-
Preferred unitholders’ interest in net income	$6,038	$-
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(1.88)	$(1.96)
Net income/(loss) per unit from discontinued operations	0.13	(14.79)
Net (loss) per common unit, basic	$(1.75)	$(16.75)
Subordinated units
Net (loss) per unit from continuing operations	$(1.88)	$(1.96)
Net income/(loss) per unit from discontinued operations	0.13	(14.79)
Net (loss) per subordinated unit, basic	$(1.75)	$(16.75)
Preferred units
Net income per unit from continuing operations	$4.03	$-
Net income per unit from discontinued operations	-	-
Net income per preferred unit, basic	$4.03	$-
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(1.88)	$(1.96)
Net income/(loss) per unit from discontinued operations	0.13	(14.79)
Net (loss) per common unit, diluted	$(1.75)	$(16.75)
Subordinated units
Net (loss) per unit from continuing operations	$(1.88)	$(1.96)
Net income/(loss) per unit from discontinued operations	0.13	(14.79)
Net (loss) per subordinated unit, diluted	$(1.75)	$(16.75)
Preferred units
Net income per unit from continuing operations	$4.03	$-
Net income per unit from discontinued operations	-	-
Net income per preferred unit, diluted	$4.03	$-

Weighted average number of limited partner units outstanding, basic:
Common units	12,965	6,520
Subordinated units	1,146	1,236
Preferred units	1,500	n/a
Weighted average number of limited partner units outstanding, diluted:
Common units	12,965	6,520
Subordinated units	1,146	1,236
Preferred units	1,500	n/a

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(In thousands)

	Limited Partners				General	Preferred	Other	Common		Total
	Common		Subordinated		Partner	Partner	Comprehensive	Unit		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Warrants	Other	Capital
BALANCE - December 31, 2015	1,676	$153,227	1,236	$100,085	$9,821	$-	$4,795	0	$-	$267,928
Net income	-	(109,206)	-	(20,695)	(862)	-	-			(130,763)
Distributions to unitholders	-	(24)	-	-	-	-	-			(24)
Limited partner contribution	6,000	9,000	-	-	-	-	-			9,000
Preferred partner contributions	-	-	-			15,000				15,000
Subscription receivable from limited partners	-	(2,000)	-			-				(2,000)
Issuance of units under LTIP	230	559	-	-	-	-	-			559
Issuance of units for purchase option	5,000	21,750	-	-	-	-	-			21,750
Mark-to-market investment in Mammoth	-	-	-	-	-	-	1,614			1,614
Actuarial gain under ASC Topic 715	-	-	-	-	-	-	(4,795)			(4,795)

BALANCE - December 31, 2016	12,906	$73,306	1,236	$79,390	$8,959	$15,000	$1,614	$-	$-	$178,269
Net income		$(22,715)		(2,007)	$(104)	$6,038	$-		$-	(18,788)
Preferred partner distribution earned						(6,038)				(6,038)
Issuance of units	88	259								259
Note receivable from Royal for SPA		2,000								2,000
Subordinated units surrendered by Wexford			(90)							-
Mark-to-market investment in Mammoth							2,606			2,606
Issuance of common unit warrants								1,264		1,264
Investment in Royal Common stock									(4,126)	(4,126)

BALANCE - December 31, 2017	12,994	$52,850	1,146	$77,383	$8,855	$15,000	$4,220	$1,264	$(4,126)	$155,446

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(18,788)	$(130,763)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,610	24,198
Accretion on asset retirement obligations	1,493	1,512
Amortization of deferred revenue	-	(1,337)
Amortization of advance royalties	1,116	1,037
Amortization of debt issuance costs	1,466	2,872
Amortization of actuarial gain	-	(4,795)
Provision for doubtful accounts	56	-
Equity in net (income)/loss of unconsolidated affiliates	(36)	223
Distributions from unconsolidated affiliate	-	300
Loss on retirement of advance royalties	136	157
(Gain) on sale/disposal of assets—net	(68)	(465)
Loss on impairment of assets	22,631	2,639
(Gain)/loss on business disposal	(3,238)	119,932
Equity-based compensation	260	528
Changes in assets and liabilities:
Accounts receivable	(6,945)	(1,019)
Inventories	(4,811)	520
Advance royalties	(1,097)	(1,821)
Prepaid expenses and other assets	(729)	1,079
Accounts payable	(1,491)	1,446
Accrued expenses and other liabilities	4,041	(3,178)
Asset retirement obligations	(1,045)	(892)
Postretirement benefits	-	(45)
Net cash provided by operating activities	14,561	12,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(20,078)	(7,582)
Proceeds from sales of property, plant, and equipment	656	349
Proceeds from Elk Horn disposal	890	11,100
Proceeds from sale of unconsolidated affiliate	-	27
Net cash (used in)/provided by investing activities	(18,532)	3,894
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	132,200	101,350
Repayments on line of credit	(142,240)	(132,509)
Repayments on long-term debt	-	(1,211)
Proceeds from new debt issuance	40,000	-
Gain on debt extinguishment	-	(1,663)
Distributions to unitholders	-	(24)
Payments of debt issuance costs	(4,915)	(1,956)
Preferred partner’s contributions	-	12,960
Limited partner contribution	-	7,000
Net cash provided by/(used in) financing activities	25,045	(16,053)
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,074	(31)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	47	78
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$21,121	$47

Summary Statement of Financial Position:
Cash and cash equivalents	$8,796	$47
Restricted cash - current portion	7,116	-
Restricted cash - noncurrent portion	5,209	-
	$21,121	$47

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization—Rhino Resource Partners LP and subsidiaries (the “Partnership”) is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Predecessor” or the “Operating Company”). The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the initial public offering (“IPO”) date of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The majority of the Partnership’s sales are made to electric utilities, industrial consumers and other coal-related organizations in the United States. In addition to the Partnership’s coal operations, the Partnership has invested in oil and natural gas mineral rights and operations that have provided revenues to the Partnership.

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

Acquisition by Royal Energy Resources, Inc. and Other Transactions

On January 21, 2016, a definitive agreement (“Definitive Agreement”) was completed between Royal Energy Resources, Inc. (“Royal”) and Wexford Capital whereby Royal acquired 676,912 common units of the Partnership from Wexford Capital for $3.5 million. The Definitive Agreement also included the committed acquisition by Royal within sixty days from the date of the Definitive Agreement of all of the issued and outstanding membership interests of the general partner, as well as 945,525 of subordinated units of the Partnership from Wexford Capital for $1.0 million.

On March 17, 2016, Royal completed the acquisition of all of the membership interests of the general partner as well as the 945,525 subordinated units from Wexford Capital. Royal obtained control of, and a majority limited partner interest, in the Partnership with the completion of this transaction.

On March 21, 2016, the Partnership and Royal entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Partnership issued 6,000,000 common units in the Partnership to Royal in a private placement at $1.50 per common unit for an aggregate purchase price of $9.0 million. Royal paid the Partnership $2.0 million in cash and delivered a promissory note payable to the Partnership (“Rhino Promissory Note”) in the amount of $7.0 million. On May 13, 2016 and September 30, 2016, Royal paid the Partnership $3.0 million and $2.0 million, respectively, for the promissory note installments. The payments were made in relation to the fifth amendment of the amended and restated credit agreement completed on May 13, 2016. On December 30, 2016, the Partnership modified the Securities Purchase Agreement with Royal for the final $2.0 million payment due on or before December 31, 2016 to extend the due date to December 31, 2018. Please read “—Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note.”

Option Agreement-Armstrong Energy

On December 30, 2016, the Partnership entered into an option agreement (the “Option Agreement”) with Royal, Rhino Resources Partners Holdings, LLC (“Rhino Holdings”), an entity wholly owned by certain investment partnerships managed by Yorktown Partners LLC (“Yorktown”), and the general partner. Upon execution of the Option Agreement, the Partnership received an option (the “Call Option”) from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. (“Armstrong Energy”) that was owned by investment partnerships managed by Yorktown, representing approximately 97% of the outstanding common stock of Armstrong Energy. The Option Agreement stipulated that the Partnership could exercise the Call Option no earlier than January 1, 2018 and no later than December 31, 2019. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units, representing limited partner interests in the Partnership (the “Call Option Premium Units”) to Rhino Holdings upon the execution of the Option Agreement. The Option Agreement stipulated the Partnership could exercise the Call Option and purchase the common stock of Armstrong Energy in exchange for a number of common units to be issued to Rhino Holdings, which when added with the Call Option Premium Units, would have resulted in Rhino Holdings owning 51% of the fully diluted common units of the Partnership. The purchase of Armstrong Energy through the exercise of the Call Option would also have required Royal to transfer a 51% ownership interest in the general partner to Rhino Holdings. The Partnership’s ability to exercise the Call Option was conditioned upon (i) sixty (60) days having passed since the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the amendment of the Partnership’s former revolving credit facility to permit the acquisition of Armstrong Energy.

The Option Agreement also contained an option (the “Put Option”) granted by the Partnership to Rhino Holdings whereby Rhino Holdings had the right, but not the obligation, to cause the Partnership to purchase substantially all of the outstanding common stock of Armstrong Energy from Rhino Holdings under the same terms and conditions discussed above for the Call Option. The exercise of the Put Option was dependent upon (i) the entry by Armstrong Energy into an agreement with its bondholders to restructure its bonds and (ii) the termination and repayment of any outstanding balance under the Partnership’s former revolving credit facility (which occurred on December 27, 2017).

The Option Agreement contains customary covenants, representations and warranties and indemnification obligations for losses arising from the inaccuracy of representations or warranties or breaches of covenants contained in the Option Agreement, the seventh amendment of the Partnership’s former credit facility and the GP Amendment (defined below). Upon the request by Rhino Holdings, the Partnership will also enter into a registration rights agreement that provides Rhino Holdings with the right to demand two shelf registration statements and registration statements on Form S-1, as well as piggyback registration rights for as long as Rhino Holdings owns at least 10% of the outstanding common units.

Pursuant to the Option Agreement, the Second Amended and Restated Limited Liability Company Agreement of the general partner was amended (“GP Amendment”). Pursuant to the GP Amendment, Mr. Bryan H. Lawrence was appointed to the board of directors of the general partner as a designee of Rhino Holdings and Rhino Holdings has the right to appoint an additional independent director. Rhino Holdings has the right to appoint two members to the board of directors of the general partner for as long as it continues to own 20% of the common units on an undiluted basis. The GP Amendment also provided Rhino Holdings with the authority to consent to any delegation of authority to any committee of the board of the general partner. Upon the exercise of the Call Option or the Put Option, the Second Amended and Restated Limited Liability Company Agreement of the general partner, as amended, would have been further amended to provide that Royal and Rhino Holdings would each have had the ability to appoint three directors and that the remaining director would have been the chief executive officer of the general partner unless agreed otherwise.

On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such the Option Agreement was deemed to have no carrying value. An impairment charge of $21.8 million related to the Option Agreement has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. Please read Note 7 for additional discussion of the Partnership’s impairment of the call option.

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

Letter Agreement Regarding Rhino Promissory Note and Weston Promissory Note

On December 30, 2016, the Partnership and Royal entered into a letter agreement whereby they extended the maturity dates of the Weston Promissory Note and the final installment payment of the Rhino Promissory Note to December 31, 2018. The letter agreement further provided that the aggregate $4.0 million balance of the Weston Promissory Note and Rhino Promissory Note may be converted at Royal’s option into a number of shares of Royal’s common stock equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. On September 1, 2017, Royal elected to convert the Rhino Promissory Note and the Weston Promissory Note to shares of Royal common stock. Royal issued 914,797 shares of its common stock to Rhino at a conversion price of $4.51 as calculated per the method stipulated above. See Note 13, “Equity Based Compensation/Partners’ Capital” for further discussion.

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

The Series A preferred units vote on an as-converted basis with the common units, and the Partnership will be restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty of indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by the Partnership or its affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of the Partnership’s Central Appalachia business segment, subject to certain exceptions.

The Partnership has the option to convert the outstanding Series A preferred units at any time on or after the time at which the amount of aggregate distributions paid in respect of each Series A preferred unit exceeds $10.00 per unit. Each Series A preferred unit will convert into a number of common units equal to the quotient (the “Series A Conversion Ratio”) of (i) the sum of $10.00 and any unpaid distributions in respect of such Series A Preferred Unit divided by (ii) 75% of the volume-weighted average closing price of the common units for the preceding 90 trading days (the “VWAP”); provided however, that the VWAP will be capped at a minimum of $2.00 and a maximum of $10.00. On December 31, 2021, all outstanding Series A preferred units will convert into common units at the then applicable Series A Conversion Ratio.

Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the consolidated statements of operations and comprehensive income and to assets or liabilities held for sale on the consolidated statements of financial position related to the disposal of Sands Hill Mining LLC in 2017 and the disposal of the Elk Horn coal leasing business during 2016. See Note 4, “Discontinued Operations” for further information on both disposals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Trade Receivables and Concentrations of Credit Risk. See Note 16 for discussion of major customers. The Partnership does not require collateral or other security on accounts receivable. The credit risk is controlled through credit approvals and monitoring procedures.

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Partnership early adopted ASU No. 2016-18, Statement of Cash Flows-Restricted Cash as of December 31, 2017 and as such its consolidated statement of cash flows for all historical periods reflect restricted cash combined with cash and cash equivalents. We did not have any other material impact from the early adoption of this ASU.

On December 27, 2017, the Partnership entered into a letter of credit facility with PNC Bank, National Association under which the letter of credit facility will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. As of December 31, 2017, the restricted cash collateral account had a balance of $12.3 million. Please refer to Note 9 for additional discussion of the letter of credit facility.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are presented as a direct deduction from long-term debt for the year ended December 31, 2017 in accordance with Accounting Standards Codification (“ASU”) Section 835-30-45-1A. For the year ended December 31, 2016, debt issuance costs were included in Prepaid expenses and other current assets since the Partnership classified its former credit facility balance as a current liability.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2017 were calculated with discount rates that ranged from 9.7% to 11.9%. Changes in the asset retirement obligations for the year ended December 31, 2016 were calculated with discount rates that ranged from 7.0% to 9.1%. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3 % for 2017 and 2016.

Revenue Recognition. Most of the Partnership’s revenues are generated under coal sales contracts with electric utilities, industrial companies or other coal-related organizations, primarily in the eastern United States. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

Freight and handling costs paid directly to third-party carriers and invoiced to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively.

Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Partnership carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

Equity-Based Compensation. The Partnership applies the provisions of ASC Topic 718 to account for any unit awards granted to employees or directors. This guidance requires that all share-based payments to employees or directors, including grants of stock options, be recognized in the financial statements based on their fair value. The general partner has granted restricted units to directors and certain employees of the general partner and Partnership. The fair value of each restricted unit was calculated using the closing price of the Partnership’s common units on the date of grant.

Derivative Financial Instruments. On occasion, the Partnership has used diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The Partnership’s diesel fuel contracts have met the requirements for the normal purchase normal sale (“NPNS”) exception prescribed by the accounting guidance on derivatives and hedging, based on management’s intent and ability to take physical delivery of the diesel fuel. The Partnership had no diesel fuel contracts as of December 31, 2017.

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

In September 2014, the Partnership made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). The Partnership accounted for the investment in this joint venture and results of operations under the equity method based upon its ownership percentage. The Partnership recorded its proportionate share of the operating income/(loss) for this investment for the years ended December 31, 2017 and 2016 of approximately $36,000 and ($0.2) million, respectively. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2017, the Partnership owned 568,794 shares of Mammoth Inc.

As of December 31, 2017 and 2016, the Partnership recorded a fair market value adjustment of $2.6 million and $1.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at December 31, 2017 and 2016, respectively, which was recorded in Other Comprehensive Income. As of December 31, 2017 and 2016, the Partnership recorded its investment in Mammoth Inc. as a current asset, which was classified as available-for-sale. The Partnership has included its investment in Mammoth Inc. and its prior investment in Muskie and Sturgeon in its Other category for segment reporting purposes.

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

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 clarifies the principles for recognizing revenue and establishes a common revenue standard for U.S. financial reporting purposes. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific accounting guidance. Additionally, ASU 2014-09 supersedes some guidance included in ASC 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets within the scope of ASC 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in ASU 2014-09. In July 2015, the FASB approved to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In applying these ASUs, an entity is permitted to use either the full retrospective or cumulative effect transition approach. The Partnership plans to adopt these ASU’s using the modified retrospective approach. The Partnership has evaluated the impact of adoption of these standards on our consolidated financial statements and determined that they will not have a significant impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Partnership on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Partnership is currently evaluating this guidance and currently believes this new guidance will not have a material impact on its financial results when adopted, but will require additional assets and liabilities to be recognized for certain agreements where the Partnership has the right to use assets.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs. ASU 2016-15 requires that cash payments related to debt prepayments or debt extinguishments, excluding accrued interest, be classified as a financing activity rather than an operating activity even when the effects enter into the determination of net income. The amendments in ASU 2016-15 will be effective on January 1, 2018 and must be applied retrospectively. Early application is permitted. The Partnership early adopted this standard and as such has classified debt extinguishment as a financing activity for the year ended December 31, 2016. The Partnership did not have any other material impact from the early adoption of ASU-2016-15.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. Retrospective application of these standards is required for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is allowed. The Partnership early adopted this standard and as such the consolidated statement of cash flows for all historical periods reflect restricted cash combined with cash and cash equivalents. The Partnership did not have any other material impact from the early adoption of this ASU.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership has evaluated the impact of adoption of this standard on its consolidated financial statements, which has no current period impact but may impact future periods in which acquisitions are completed.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480), I. Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.”  Upon its adoption, Part I of ASU 2017-11 will result in freestanding equity-linked financial instruments, such as warrants, and conversion options in convertible debt or preferred stock to no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification. The amendments in Part II do not require any transition guidance as the amendments do not have an accounting effect. The amendments in ASU 2017-11 will be effective on January 1, 2020, and the Part I amendments must be applied retrospectively. Early application is permitted. The Partnership early adopted ASU 2017-11, which did not have any material impact.

3. SUBSEQUENT EVENTS

On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan.  See Note 1 for additional information on the Armstrong Energy call option and Note 7 for additional discussion of the Partnership’s impairment of the call option.

4. DISCONTINUED OPERATIONS

Sands Hill Mining LLC

On November 7, 2017, the Partnership closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in Sands Hill Mining LLC to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining LLC after the closing date. The Partnership recognized a gain of $3.2 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation. The disposition of Sands Hill Mining LLC resulted in the Partnership exiting its limestone sales business. The previous operating results of Sands Hill Mining LLC have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Partnership’s consolidated statements of operations and comprehensive income for the years ended December 31, 2017 and 2016. The current and non-current assets and liabilities previously related to Sands Hill Mining LLC have been reclassified to the appropriate held for sale categories on the Partnership’s consolidated statement of financial position at December 31, 2016.

Sands Hill Mining LLC

Major assets and liabilities of discontinued operations for Sands Hill Mining LLC,

as of December 31, 2017 and 2016 are summarized as follows:

	December 31,
Carrying amount of major classes of assets included as part of discontinued operations:	2017	2016
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance for doubtful accounts	-	961
Inventories	-	72
Prepaid expenses and other	-	65
Total current assets of the disposal group classified as held for sale in the statement of financial position	$-	$1,098

Property and equipment (net)	$-	$1,141
Total non-current assets of the disposal group classified as held for sale in the statement of financial position	$-	$1,141
Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$-	$241
Accrued expenses and other	-	156
Total current liabilities of the disposal group classified as held for sale in the statement of financial position	$-	$397
Asset retirement obligations, net of current portion	$-	$4,135
Total non-current liabilities of the disposal group classified as held for sale in the statement of financial position	$-	$4,135

Major components of net income from discontinued operations for Sands Hill

Mining LLC for years ended December 31, 2017 and 2016 are summarized as follows:

	Year ended December 31,
	2017	2016

Major line items constituting income from discontinued operations for the Sands Hill Mining disposal:
Coal sales	$1,280	$7,570
Limestone sales	3,483	5,344
Other revenue	1,503	2,436
Total revenues	6,266	15,350

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	6,316	10,602
Freight and handling	771	1,731
Depreciation, depletion and amortization	493	1,230
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	92	52
(Gain) on sale/disposal of assets, net	(3,238)	(5)
(Gain) on extinguishment of debt	-	(1,663)
Interest income	-	(8)
Interest expense and other	-	161
Total costs, expenses and other	4,434	12,100
Income from discontinued operations before income taxes for the Sands Hill Mining disposal	1,832	3,250
Income taxes	-	-
Net income from discontinued operations	$1,832	$3,250

Cash Flows.

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Partnership did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. The gain on extinguishment of debt, which was $1.7 million for the year ended December 31, 2016 is the only material non-cash operating item for all periods presented. Sands Hill Mining LLC did not have any material non-cash investing items for any period presented.

Elk Horn Coal Leasing

In August 2016, the Partnership entered into an agreement to sell its Elk Horn coal leasing company (“Elk Horn”) to a third party for total cash consideration of $12.0 million. The Partnership received $10.5 million in cash consideration upon the closing of the Elk Horn transaction and the remaining $1.5 million of consideration was paid in ten equal monthly installments of $150,000. The Partnership recorded a net loss of $119.9 million from the Elk Horn disposal during the year ended December 31, 2016. The operating results of Elk Horn have been reclassified and reported on the (Gain)/loss from discontinued operations line on the Partnership’s consolidated statements of operations and comprehensive income for the year ended December 31, 2016.

Elk Horn Coal Leasing

Major components of net (loss) from discontinued operations for Elk Horn Coal

Leasing for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year ended December 31,
	2017	2016
Major line items constituting (loss) from discontinued operations for the Elk Horn disposal:
Royalty income	$-	$2,668
Total revenues	-	2,668

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	799
Depreciation, depletion and amortization	-	413
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	174
(Loss) on sale/disposal of assets, net	-	119,982
Interest expense and other	-	13
Total costs, expenses and other	-	121,381
(Loss) from discontinued operations before income taxes for the Elk Horn disposal	-	(118,713)
Income taxes	-	-
Net (loss) from discontinued operations	$-	$(118,713)

Cash Flows.

The depreciation, depletion and amortization amounts for Elk Horn for each period presented are listed in the previous table. The Partnership did not fund any capital expenditures for Elk Horn for any periods presented. The amortization of Elk Horn’s deferred revenue, which was $1.3 million for the year ended December 31, 2016 is the only material non-cash operating item for all periods presented. Elk Horn did not have any material non-cash investing items for any periods presented.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Other prepaid expenses	$920	$642
Debt issuance costs—net	-	1,239
Prepaid insurance	1,445	1,432
Prepaid leases	92	77
Supply inventory	434	614
Deposits	-	164
Note receivable-current portion	-	900
Total	$2,891	$5,068

Debt issuance costs were included in Prepaid expenses and other current assets for the year ended December 31, 2016 since the Partnership classified its former credit facility balance as a current liability. See Note 9 for further information on the new financing agreement and related debt issuance costs.

The $0.9 million note receivable relates to the $1.5 million of consideration that was paid in ten equal monthly installments of $150,000 for the Elk Horn sale discussed earlier.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2017 and 2016 are summarized by major classification as follows:

		December 31,
	Useful Lives	2017	2016
		(in thousands)
Land and land improvements		$14,687	$16,377
Mining and other equipment and related facilities	2 - 20 Years	298,293	290,253
Mine development costs	1 - 15 Years	58,566	57,392
Coal properties	1 - 15 Years	64,070	64,741
Construction work in process		5,227	1,797
Total		440,843	430,560
Less accumulated depreciation, depletion and amortization		(263,520)	(249,394)
Net		$177,323	$181,166

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal, amortization expense for mine development costs and amortization expense for asset retirement costs for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$16,151	$19,773
Depletion expense for coal properties	1,693	1,220
Amortization expense for mine development costs	2,987	1,901
Amortization expense for asset retirement costs	286	(338)
Total	$21,117	$22,556

Taylorville Land Sale

On December 30, 2015, the Partnership completed the sale of its land surface rights for the Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows the Partnership to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as the Partnership has the option to repurchase the rights to the land within seven years from the date of the sale agreement. In accordance with ASC 360-20-40-38, Real Estate Sales - Derecognition, since the Partnership has the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale. The Taylorville property of $4.6 million is recorded in the consolidated statements of financial position within the net property, plant and equipment caption and the related liability of $5.4 million is recorded in the consolidated statements of financial position within the other noncurrent liability caption.

Asset Impairments-2017

The Partnership performed a comprehensive review of its coal mining operation as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. The Partnership engaged an independent third party to perform a fair market value appraisal on certain parcels of land that it owns in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. The Partnership recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

Asset Impairments-2016

The Partnership also performed a comprehensive review of its coal mining operations as well as potential future development projects to ascertain any potential impairment losses for the year ended December 31, 2016. Based on the impairment analysis, the Partnership concluded that none of the coal properties, mine development costs or other coal mining equipment and related facilities were impaired at December 31, 2016. However, for the year ended December 31, 2016, the Partnership recorded $2.6 million of asset impairment losses and related charges associated with the 2015 sale of the Deane mining complex. Of the total $2.6 million non-cash impairment and other non-cash charges incurred, approximately $2.0 million related to impairment of the note receivable that was recorded in 2015 relating to the sale of the Deane mining complex. The additional $0.6 million impairment related to other non-recoverable items associated with the sale of the Deane mining complex. The $2.6 million asset impairment charge/loss for the Deane mining complex is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

7. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Deposits and other	$423	$218
Due (to) Rhino GP	(61)	(573)
Non-current receivable	27,806	27,157
Deferred expenses	340	216
Total	$28,508	$27,018

Non-current receivable. As of December 31 2017 and 2016, the non-current receivable balance of $27.8 million and $27.2 respectively, consisted of the amount due from the Partnership’s workers’ compensation and black lung insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. See Note 11, “Workers’ Compensation and Black Lung” for discussion of the $27.8 million and $27.2 million that is also recorded in the Partnership’s other non-current workers’ compensation liabilities.

Note receivable-related party. In connection with the Series A preferred units issued in December 2016, Weston assigned to the Partnership the Weston Promissory Note and related accrued interest from Royal originally dated September 30, 2016. On September 1, 2017, Royal elected to convert the Weston Promissory Note to shares of Royal common stock. See Note 13, “Equity Based Compensation/Partners’ Capital” for further information on the conversion of the Weston Promissory Note.

Intangible purchase option. As discussed in Note 1, the Partnership and Rhino Holdings executed an Option Agreement in December 2016 where the Partnership received a Call Option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy. In exchange for Rhino Holdings granting the Partnership the Call Option, the Partnership issued 5.0 million common units to Rhino Holdings upon the execution of the Option Agreement. The Partnership valued the Call Option at $21.8 million based upon the closing price of the Partnership’s publicly traded common units on the date the Option Agreement was executed. The Partnership has determined the value of the common units issued at December 30, 2016 of $21.8 million constituted an amount that would be applied to the potential acquisition of Armstrong Energy. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such the Partnership concluded that the call option was fully impaired. As such, the Partnership recorded an impairment charge of $21.8 million related to the call option, which has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income for the year ended December 31, 2017.

Restricted cash. On December 27, 2017, the Partnership entered into a letter of credit facility with PNC Bank, National Association under which the letter of credit facility will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. As of December 31, 2017, the restricted cash collateral account had a balance of $12.3 million, of which $5.2 million is collateral for the Partnership’s workers’ compensation program and is classified as non-current. Please refer to Note 9 for additional discussion of the letter of credit facility.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Payroll, bonus and vacation expense	$2,633	$1,432
Non-income taxes	2,738	2,211
Royalty expenses	2,410	1,612
Accrued interest	132	594
Health claims	871	630
Workers’ compensation & pneumoconiosis	1,750	2,450
Other	652	1,012
Total	$11,186	$9,941

9. DEBT

Debt as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Note payable -Financing Agreement	$40,000	$-
Net unamortized debt issuance costs	(4,688)	-
Net unamortized common unit warrants	(1,264)
Senior secured credit facility with PNC Bank, N.A.	-	10,040
Total	34,048	10,040
Less current portion	(5,475)	(10,040)
Long-term debt	$28,573	$-

Financing Agreement

On December 27, 2017, Rhino Energy LLC (“Rhino Energy”), a wholly-owned subsidiary of Rhino Resource Partners LP (the “Partnership’), certain of Rhino Energy’s subsidiaries identified as Borrowers (together with Rhino Energy, the “Borrowers”), the Partnership and certain other Rhino Energy subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide Borrowers with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement will, at Rhino Energy’s option, either be “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if Rhino Energy has elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if the Borrowers have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at Rhino Energy’s option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, Rhino Energy may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, the Borrowers must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) of the Partnership and its subsidiaries for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by Rhino Energy, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (ii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iii) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (iv) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (v) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iii) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (iv) incur restrictions on the payment of dividends, (v) prepay or modify the terms of other indebtedness, (vi) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (vii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents.

At December 31, 2017, $40.0 million was outstanding under the Financing Agreement at a variable interest rate of Libor plus 10.00% (11.68% at December 31, 2017).

Common Unit Warrants

The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership's units on the OTC market as of December 27, 2017.  The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding.  The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units.  Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.  The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding reduction in Long-term debt, net on the Partnership’s consolidated statements of financial position.

Letter of Credit Facility – PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC has agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provides that the Partnership will pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that the Partnership will reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. The Partnership’s obligations under the LoC Facility Agreement will be secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding will bear interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. The Partnership will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018.

The Partnership had outstanding letters of credit of approximately $11.2 million at a fixed interest rate of 5.00% at December 31, 2017.

Other Notes Payable- On July 7, 2016, the Partnership executed an agreement with the third party that held the $2.8 million of other notes payable to settle the debt for $1.1 million of cash consideration. The Partnership paid the $1.1 million in July 2016 and recognized a $1.7 million gain from extinguishment of debt. The gain was reclassified to discontinued operations due to the sale of Sands Hill Mining LLC during the year ended December 31, 2017.

The Partnership did not capitalize any interest costs during the year ended December 31, 2017 or 2016.

Principal payments on long-term debt (excluding unamortized debt issuance costs and unamortized warrant costs) due subsequent to December 31, 2017 are as follows:

(in thousands)

2018	$5,475
2019	1,500
2020	33,025
2021	-
Thereafter	-
Total principal payments	$40,000

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Balance at beginning of period (including current portion)	$19,108	$23,077
Accretion expense	1,493	1,486
Adjustment resulting from disposal of property (1)	(223)	(4,170)
Adjustments to the liability from annual recosting and other	(1,656)	(1,085)
Liabilities settled	(60)	(200)
Balance at end of period	18,662	19,108
Less current portion of asset retirement obligation	(498)	(883)
Long-term portion of asset retirement obligation	$18,164	$18,225

(1) The ($0.2) million and the ($4.2) million adjustments for the years ended December 31, 2017 and 2016, respectively, relate to the sale of the Partnership’s Sands Hill Mining entity as discussed in Note 4.

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

The Partnership’s black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Partnership’s actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Partnership’s liability for traumatic workers’ compensation injury claims is the estimated present value of current workers’ compensation benefits, based on actuarial estimates. The Partnership’s actuarial estimates for its workers’ compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 3.5% and 4.0%, for December 31, 2017 and 2016, respectively and for workers’ compensation the discount rate was 3.0% and 2.0% at December 31, 2017 and 2016, respectively.

The uninsured black lung and workers’ compensation expenses for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Black lung benefits:
Service cost	$1,771	$(506)
Interest cost	344	363
Actuarial loss/(gain)	924	-
Total black lung	3,039	(143)
Workers’ compensation expense	3,231	4,013
Total expense	$6,270	$3,870

The changes in the black lung benefit liability for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Benefit obligations at beginning of year	$8,782	$9,225
Service cost	1,771	(506)
Interest cost	344	363
Actuarial loss/(gain)	924	-
Benefits and expenses paid	(375)	(300)
Benefit obligations at end of year	$11,446	$8,782

The classification of the amounts recognized for the Partnership’s workers’ compensation and black lung benefits liability as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in thousands)
Uninsured black lung claims	$11,446	$8,782
Insured black lung and workers’ compensation claims	27,806	27,157
Workers’ compensation claims	5,216	5,584
Total obligations	$44,468	$41,523
Less current portion	(1,750)	(2,450)
Non-current obligations	$42,718	$39,073

The balance for insured black lung and workers’ compensation claims as of December 31, 2017 and 2016 consisted of $27.8 million and $27.2 million, respectively. This is a primary obligation of the Partnership, but is also due from the Partnership’s insurance providers and is included in Note 7 as non-current receivables. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

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

Summaries of the changes in benefit obligations and funded status of the plan as of the measurement dates of December 31, 2017 and 2016 are as follows:

Year Ended December 31,
	2017	2016
(in thousands)
Benefit obligation at beginning of period	$-	$45
Changes in benefit obligations:
Service cost	-	-
Interest cost	-	-
Benefits paid	-	(45)
Plan amendment	-	-
Actuarial loss/(gain)	-	-
Benefit obligation at end of period	$-	$-
Fair value of plan assets at end of period	$-	$-
Funded status	$-	$-

The classification of net amounts recognized for postretirement benefits as of December 31, 2017 and 2016 are as follows:

December 31,
	2017	2016
(in thousands)
Current liability—postretirement benefits	$-	$-
Non-current liability—postretirement benefits	-	-
Net amount recognized	$-	$-

The amounts recognized in accumulated other comprehensive income for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Balance at beginning of year	$-	$4,795
Actuarial (loss)/gain	-	-
Prior service (cost)/gain to be amortized	-	(3,876)
Amortization of net actuarial gain	-	(919)
Net actuarial gain	$-	$-

The amounts reclassified from accumulated other comprehensive income to Cost of operations in the Partnership’s consolidated statements of operations for the years ended December 31, 2017 and 2016 was zero and $4.8 million (inclusive of the $2.6 million benefit from the negative plan amendment described above), respectively.

	December 31,
	2017	2016
Weighted Average assumptions used to determine benefit obligations:
Discount rate	n/a	n/a
Expected return on plan assets	n/a	n/a

Year Ended December 31,
	2017	2016
Weighted Average assumptions used to determine periodic benefit cost:
Discount rate (1)	n/a	n/a
Expected return on plan assets	n/a	n/a
Rate of compensation increase	n/a	n/a

The components of net periodic benefit cost for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Service costs	$-	$-
Interest cost	-	-
Amortization of prior service cost	-	(3,876)
Amortization of (gain)	-	(919)
Actuarial gain	$-	$(4,795)

401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Partnership matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
401(k) plan expense	$1,453	$1,381

13. EQUITY-BASED COMPENSATION/PARTNERS’ CAPITAL

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

As of December 31, 2017, the general partner had granted restricted units and unit awards to its directors.

For the year ended December 31, 2016, the Partnership recorded expense of approximately $0.4 million for the LTIP awards. For the year ended December 31, 2016, the total fair value of the awards that vested was $0.5 million. No such expense was recognized in 2017. As all grants in 2017 and 2016 vested immediately, the Partnership did not have any unrecognized compensation expense of any non-vested LTIP awards as of December 31, 2017.

Partners’ Capital — On September 1, 2017, Royal elected to convert the Weston Promissory Note of $2.1 million (including accrued interest) and the Rhino Promissory Note of $2.0 million to shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share. Per the guidance in ASC 505, the Partnership recorded the $4.1 million conversion of the Weston Promissory Note and Rhino Promissory Note as Investment in Royal common stock in the Partners’ Capital section of the Partnership’s consolidated statements of financial position since Royal does not have significant economic activity apart from its investment in the Partnership.

14. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of December 31, 2017, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018	3,585	15
2019	850	3
2020	850	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Purchased coal expense	$377	$-
OTC expense	$-	$-

Leases—The Partnership leases various mining, transportation, other equipment and facilities under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Lease expense	$3,752	$4,901
Royalty expense	$14,274	$9,801

Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying statements of financial position) are as follows:

Years Ending December 31,	Royalties	Leases
	(in thousands)
2018	$1,492	$254
2019	1,492	-
2020	1,555	-
2021	1,555	-
2022	1,555	-
Thereafter	7,777	-
Total minimum royalty and lease payments	$15,426	$254

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

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk—In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated statements of financial position. The amount of bank letters of credit outstanding with PNC Bank, N.A., as the letter of credit issuer under the Partnership’s letter of credit facility (discussed in Note 9), was $11.2 million as of December 31, 2017. In addition, the Partnership has outstanding surety bonds with third parties of $37.5 million as of December 31, 2017 to secure reclamation and other performance commitments.

The Financing Agreement is fully and unconditionally, jointly and severally guaranteed by the Partnership and substantially all of its wholly owned subsidiaries. Borrowings under the financing agreement are collateralized by the unsecured assets of the Partnership and substantially all of its wholly owned subsidiaries. See Note 9, for a more complete discussion of the Partnership’s debt obligations.

15. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the years ended December 31, 2017 and 2016:

Year ended December 31, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/ income:
Net (loss)/income from continuing operations	$(112)	$(24,391)	$(2,155)	$6,038
Net income from discontinued operations	8	1,676	148	-
Interest in net (loss)/income	$(104)	$(22,715)	$(2,007)	$6,038

Denominator:
Weighted average units used to compute basic EPU	n/a	12,965	1,146	1,500
Weighted average units used to compute diluted EPU	n/a	12,965	1,146	1,500

Net (loss)/income per limited partner unit, basic:
Net (loss)/income per unit from continuing operations	n/a	$(1.88)	$(1.88)	$4.03
Net income per unit from discontinued operations	n/a	0.13	0.13	-
Net (loss)/income per limited partner unit, basic	n/a	$(1.75)	$(1.75)	$4.03
Net (loss)/income per limited partner unit, diluted:
Net (loss)/income per unit from continuing operations	n/a	$(1.88)	$(1.88)	$4.03
Net income per unit from discontinued operations	n/a	0.13	0.13	-
Net (loss)/income per limited partner unit, diluted	n/a	$(1.75)	$(1.75)	$4.03

Year ended December 31, 2016	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss):
Net (loss) from continuing operations	$(128)	$(12,755)	$(2,417)	n/a
Net (loss) from discontinued operations	(734)	(96,451)	(18,278)	n/a
Interest in net (loss)	$(862)	$(109,206)	$(20,695)	n/a

Denominator:
Weighted average units used to compute basic EPU	n/a	6,520	1,236	n/a
Effect of dilutive securities — LTIP awards	n/a	-	-	n/a
Weighted average units used to compute diluted EPU	n/a	6,520	1,236	n/a

Net (loss) per limited partner unit, basic:
Net (loss) per unit from continuing operations	n/a	$(1.96)	$(1.96)	n/a
Net (loss) per unit from discontinued operations	n/a	(14.79)	(14.79)	n/a
Net(loss) per limited partner unit, basic	n/a	$(16.75)	$(16.75)	n/a
Net (loss) per limited partner unit, diluted:
Net (loss) per unit from continuing operations	n/a	$(1.96)	$(1.96)	n/a
Net (loss) per unit from discontinued operations	n/a	(14.79)	(14.79)	n/a
Net (loss) per limited partner unit, diluted	n/a	$(16.75)	$(16.75)	n/a

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for the year ended December 31, 2017 and 2016, all potential dilutive units were excluded from the diluted EPU calculation for this period because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 9 for the year ended December 31, 2017.

16. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables (Note: customers with “n/a” had revenue or receivables below the 10% threshold in any period where this is indicated):

	December 31, 2017 Receivable Balance	Year Ended December 31, 2017 Sales	December 31, 2016 Receivable Balance	Year Ended December 31, 2016 Sales
	(in thousands)
LGE/KU	$1,483	$40,217	$1,496	$42,175
Integrity Coal	2,238	24,234	1,975	7,740
Dominion Energy	1,232	22,087	-	6,976
Big Rivers	-	21,716	-	16,241
PacifiCorp Energy	1,717	16,518	1,509	19,581

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s financing agreement was determined based upon a market approach and approximates the carrying value at December 31, 2017. The fair value of the Partnership’s financing agreement is a Level 2 measurement.

As of December 31, 2017 and December 31, 2016, the Partnership had a recurring fair value measurement relating to its investment in Mammoth, Inc. As discussed in Note 2, in October 2016, the Partnership contributed its limited partner interests in Mammoth to Mammoth, Inc. in exchange for 234,300 shares of common stock of Mammoth, Inc. The common stock of Mammoth, Inc. began trading on the NASDAQ Global Select Market in October 2016 under the ticker symbol TUSK and the Partnership sold 1,953 shares during the initial public offering of Mammoth, Inc. and received proceeds of approximately $27,000. In June 2017, the Partnership contributed its limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth, Inc. As of December 31, 2017, the Partnership owned 568,794 shares of Mammoth, Inc. The Partnership’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the Partnership’s consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

For the year ended December 31, 2017, the Partnership had a nonrecurring fair value measurement related to an asset impairment. The Partnership engaged an independent third party to perform a fair market value appraisal on certain parcels of land that it owns in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. The Partnership recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. Based on the availability of an independent fair market value appraisal, the nonrecurring fair value measurement of the impairment is a Level 2 measurement.

For the year ended December 31, 2017, the Partnership had a nonrecurring fair value measurement related to the Common Unit Warrants (see Note 9 for discussion of the Common Unit Warrants). The Partnership calculated the fair value of the Common Unit Warrants using a Black-Scholes model with inputs that include the Common Unit Warrants’ strike price, the term of the agreement, historical volatility of the Partnership’s common units and the risk free interest rate. The nonrecurring fair value measurement for the Common Unit Warrants for the year ended December 31, 2017 was a Level 3 measurement.

For the year ended December 31, 2016, the Partnership had nonrecurring fair value measurements related to asset impairments as described in Note 6. The nonrecurring fair value measurements for the asset impairments described in Note 6 for the year ended December 31, 2016 were Level 3 measurements.

18. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2017	2016
		(in thousands)
Royal Energy Resources, Inc.	Partner’s contribution	$-	$7,000
Royal Energy Resources, Inc.	Purchase of preferred units	-	2,000
Royal Energy Resources, Inc.	Note receivable conversion	4,100	-
Royal Energy Resources, Inc.	Commissions and other fees	819	-
Weston Energy LLC	Purchase of preferred units	-	11,000
Wexford Capital LP	Expenses for legal, consulting, and advisory services	-	11
Mammoth Energy Partners LP	Investment in unconsolidated affiliate	40	-
Sturgeon Acquisitions LLC	Distributions from unconsolidated affiliate		300
Sturgeon Acquisitions LLC	Equity in net income of unconsolidated affiliate	(4)	(223)
Yorktown Partners LLC	Preferred distribution accrual	6,038	-

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $2.5 million and $3.8 million for the years ended December 31, 2017 and 2016, respectively.

The consolidated statement of cash flows for the year ended December 31, 2017 is exclusive of approximately $1.0 million of property, plant and equipment additions which are recorded in Accounts payable.

The consolidated statement of cash flows for the year ended December 31, 2017 is exclusive of $4.1 million related to the conversion of the Rhino Promissory Note and the Weston Promissory Note to shares of Royal common stock. See Note 13, “Equity Based Compensation/Partners’ Capital” for further discussion.

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

As of December 31, 2017, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses.

The Partnership’s Other category as reclassified is comprised of the Partnership’s ancillary businesses and its remaining oil and natural gas activities. Held for sale assets are included in the applicable segment for reporting purposes. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Partnership’s chief operating decision maker. For the 2017 reporting period, the Partnership changed its methodology for allocating debt interest expense and corporate selling, general and administrative expense to its reportable segments where interest expense and corporate selling, general and administrative expense are no longer allocated to the reportable segments and are reported in the Other category. All prior periods have been recast to reflect this allocation methodology change.

Reportable segment results of operations and financial position for the year ended December 31, 2017 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total assets	$99,425	$9,054	$33,863	$77,546	$62,892	$282,780
Total revenues	101,992	17,145	35,458	64,055	41	218,691
DD&A	7,701	988	4,479	7,576	373	21,117
Interest expense	-	-	-	-	4,010	4,010
Net Income (loss) from continuing operations	$13,717	$(3,109)	$1,676	$1,734	$(34,638)	$(20,620)

Reportable segment results of operations and financial position for the year ended December 31, 2016 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total assets	$89,918	$9,758	$33,205	$80,218	$64,342	$277,441
Total revenues	37,753	23,485	34,675	59,095	423	155,431
DD&A	6,553	1,912	5,211	8,326	554	22,556
Interest expense	2	-	-	4	6,529	6,535
Net Income (loss) from continuing operations	$(4,104)	$7,723	$1,425	$(605)	$(19,739)	$(15,300)

Net Income (loss) from continuing operations*	$(10,615)	$5,541	$(1,042)	$(5,524)	$(3,660)	$(15,300)

*Per 2016 original filing adjusted for discontinued operations. Difference from 2016 original Form 10-K filing due to change in methodology for allocating debt interest expense and corporate selling, general and administrative expense to its reportable segments where interest expense and corporate selling, general and administrative expense are no longer allocated to the reportable segments and are reported in the Other category.

Additional information on the Partnership’s revenue by product category for the periods ended December 31, 2017 and 2016 is as follows:

	2017	2016
	(in thousands)
Met coal revenue	$64,033	$21,542
Steam coal revenue	153,159	131,729
Other revenue	1,499	2,160
Total revenue	$218,691	$155,431

