Form 10-Q
period 2018-03-31
Rhino Resource Partners LP
filed 2018-05-11
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2018, 12,993,869 common units, 1,145,743 subordinated units and 1,500,000 Series A preferred units were outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecasted in these statements.

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes; declines in demand for electricity and coal; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in (1) this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2017, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,991	$8,796
Restricted cash	3,728	7,116
Accounts receivable	17,117	20,386
Inventories	12,753	12,860
Advance royalties, current portion	286	495
Investment in available for sale securities	10,786	11,165
Prepaid expenses and other	2,485	2,891
Total current assets	52,146	63,709
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	450,424	440,843
Less accumulated depreciation, depletion and amortization	(267,522)	(263,520)
Net property, plant and equipment	182,902	177,323
Advance royalties, net of current portion	8,104	7,901
Deposit - Workers’ Compensation Program	5,209	-
Investment in unconsolidated affiliates	130	130
Restricted cash	-	5,209
Other non-current assets	28,546	28,508
TOTAL	$277,037	$282,780
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,866	$9,329
Accrued expenses and other	11,516	11,186
Accrued preferred distributions	300	6,038
Current portion of long-term debt	4,169	5,475
Current portion of asset retirement obligations	498	498
Total current liabilities	31,349	32,526
NON-CURRENT LIABILITIES:
Long-term debt, net	25,223	28,573
Asset retirement obligations, net of current portion	18,459	18,164
Other non-current liabilities	48,143	48,071
Total non-current liabilities	91,825	94,808
Total liabilities	123,174	127,334
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	127,125	130,233
General partner	8,842	8,855
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 11)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Accumulated other comprehensive income	5,758	4,220
Total partners’ capital	153,863	155,446
TOTAL	$277,037	$282,780

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months
	Ended March 31,
	2018	2017
REVENUES:
Coal sales	$54,272	$51,255
Other revenues	528	289
Total revenues	54,800	51,544
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	49,653	43,237
Freight and handling costs	904	595
Depreciation, depletion and amortization	5,427	5,507
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2,696	3,039
(Gain) on sale/disposal of assets, net	(2,937)	(34)
Total costs and expenses	55,743	52,344
(LOSS) FROM OPERATIONS	(943)	(800)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(1,885)	(1,155)
Interest income and other	7	-
Equity in net income/(loss) of unconsolidated affiliates	-	(4)
Total interest and other (expense)	(1,878)	(1,159)
(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(2,821)	(1,959)
INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(2,821)	(1,959)
DISCONTINUED OPERATIONS
Net (Loss) from discontinued operations	-	(70)
NET (LOSS)	(2,821)	(2,029)
Other comprehensive income/(loss):
Fair value adjustment for available-for-sale investment	4,182	1,466
Reclass for disposition	(2,644)	-
Total other comprehensive income	1,538	1,466
COMPREHENSIVE (LOSS)	$(1,283)	$(563)

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(13)	$(13)
Net (loss) from discontinued operations	-	-
General partner’s interest in net (loss)	$(13)	$(13)
Common unitholders’ interest in net (loss):
Net (loss) from continuing operations	$(2,856)	$(2,795)
Net (loss) from discontinued operations	-	(64)
Common unitholders’ interest in net (loss)	$(2,856)	$(2,859)
Subordinated unitholders’ interest in net (loss):
Net (loss) from continuing operations	$(252)	$(268)
Net (loss) from discontinued operations	-	(6)
Subordinated unitholders’ interest in net (loss)	$(252)	$(274)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$300	$1,117
Net income from discontinued operations	-	-
Preferred unitholders’ interest in net income	$300	$1,117
Net (loss) per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.22)	$(0.22)
Net (loss) per unit from discontinued operations	-	-
Net (loss) per common unit, basic	$(0.22)	$(0.22)
Subordinated units
Net (loss) per unit from continuing operations	$(0.22)	$(0.22)
Net (loss) per unit from discontinued operations	-	-
Net (loss) per subordinated unit, basic	$(0.22)	$(0.22)
Preferred units
Net income per unit from continuing operations	$0.20	$0.74
Net income per unit from discontinued operations	-	-
Net income per preferred unit, basic	$0.20	$0.74
Net (loss) per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(0.22)	$(0.22)
Net (loss) per unit from discontinued operations	-	-
Net (loss) per common unit, diluted	$(0.22)	$(0.22)
Subordinated units
Net (loss) per unit from continuing operations	$(0.22)	$(0.22)
Net (loss) per unit from discontinued operations	-	-
Net (loss) per subordinated unit, diluted	$(0.22)	$(0.22)
Preferred units
Net income per unit from continuing operations	$0.20	$0.74
Net income per unit from discontinued operations	-	-
Net income per preferred unit, diluted	$0.20	$0.74

Weighted average number of limited partner units outstanding, basic:
Common units	12,994	12,906
Subordinated units	1,146	1,236
Preferred units	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	12,994	12,906
Subordinated units	1,146	1,236
Preferred units	1,500	1,500

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,821)	$(2,029)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,427	5,698
Accretion on asset retirement obligations	315	474
Amortization of advance royalties	185	251
Amortization of debt issuance costs	395	310
Amortization of common unit warrants	105	-
Equity in net (income)/loss of unconsolidated affiliates	-	4
Loss on retirement of advance royalties	108	136
(Gain) on sale/disposal of assets—net	(31)	(36)
(Gain) on sale of Mammoth shares	(2,906)	-
Changes in assets and liabilities:
Accounts receivable	3,268	(6,002)
Inventories	107	(878)
Advance royalties	(288)	(774)
Prepaid expenses and other assets	369	175
Accounts payable	3,503	2,058
Accrued expenses and other liabilities	638	1,969
Asset retirement obligations	(19)	(34)
Net cash provided by operating activities	8,355	1,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(9,179)	(6,585)
Proceeds from sales of property, plant, and equipment	3	2
Proceeds from Elk Horn disposal	-	450
Proceeds from sale of Mammoth shares	4,823	-
Net cash (used in) investing activities	(4,353)	(6,133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	33,300
Repayments on line of credit	-	(28,500)
Repayments on long-term debt	(5,100)	-
Deposit for workers’ compensation program	(5,209)	-
Payments of debt issuance costs	(56)	-
Preferred distributions paid	(6,038)	-
Net cash used in/provided by financing activities	(16,403)	4,800
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,401)	(11)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	21,120	47
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$8,719	$36

Summary Statement of Financial Position:
Cash and cash equivalents	$4,991	$36
Restricted cash	3,728	-
	$8,719	$36

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Partnership early adopted ASU No. 2016-18, Statement of Cash Flows-Restricted Cash as of December 31, 2017 and as such its unaudited condensed consolidated statement of cash flows for all historical periods reflect restricted cash combined with cash and cash equivalents. The Partnership did not have any other material impact from the early adoption of this ASU.

Unaudited Interim Financial Information. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of March 31, 2018, condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2017 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Reclassifications. Certain prior year amounts have been reclassified to discontinued operations on the unaudited condensed consolidated statements of operations and comprehensive income related to the disposal of Sands Hill Mining LLC in 2017. See Note 3, “Discontinued Operations” for further information on the disposal.

Organization. Rhino Resource Partners LP is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The majority of sales are made to electric utilities, coal brokers, domestic and non-U.S. steel producers and other coal-related organizations in the United States. In addition, the Partnership has increased its sales focus to U.S. export customers through brokers and direct end-user relationships.

Through a series of transactions completed in the first quarter of 2016, Royal Energy Resources, Inc. (“Royal”) acquired a majority ownership and control of the Partnership and 100% ownership of the Partnership’s general partner.

The Partnership’s common units trade on the OTCQB Marketplace under the ticker symbol “RHNO.” The Partnership is exploring the possibility of listing its common units on the NASDAQ Stock Market (“NASDAQ”), pending its capability to meet the NASDAQ initial listing standards.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Revenue Recognition. The Partnership adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements (See Note 15 for additional discussion). Most of the Partnership’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

Freight and handling costs paid directly to third-party carriers and invoiced separately to coal customers are recorded as freight and handling costs and freight and handling revenues, respectively. Freight and handling costs billed to customers as part of the contractual per ton revenue of customer contracts is included in coal sales revenue.

Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Partnership carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. Advance payments received are deferred and recognized in revenue when earned.

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

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Partnership on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Partnership is currently evaluating this guidance and currently believes this new guidance will not have a material impact on its financial results when adopted, but will require additional assets and liabilities to be recognized for certain agreements where the Partnership has the rights to use assets. The majority of the rights to use assets relate to coal reserves, which are exempted from ASU 2016-02.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership has adopted this standard on its unaudited condensed consolidated financial statements, which has no current period impact but may impact future periods in which acquisitions are completed.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480), I. Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of ASU 2017-11 will result in freestanding equity-linked financial instruments, such as warrants, and conversion options in convertible debt or preferred stock to no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification. The amendments in Part II do not require any transition guidance as the amendments do not have an accounting effect. The amendments in ASU 2017-11 will be effective on January 1, 2020, and the Part I amendments must be applied retrospectively. Early application is permitted. The Partnership early adopted ASU 2017-11, which did not have any material impact.

3. DISCONTINUED OPERATIONS

Sands Hill Mining LLC

Major components of net loss from discontinued operations for Sands Hill

Mining LLC for three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Major line items constituting loss from discontinued operations for the Sands Hill Mining disposal:
Coal sales	$-	$526
Limestone sales	-	1,078
Other revenue	-	402
Total revenues	-	2,006

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	1,702
Freight and handling	-	174
Depreciation, depletion and amortization	-	191
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	11
(Gain) on sale/disposal of assets, net	-	(2)
Total costs, expenses and other	-	2,076
(Loss) from discontinued operations before income taxes for the Sands Hill Mining disposal	-	(70)
Income taxes	-	-
Net (loss) from discontinued operations	$-	$(70)

Cash Flows.

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Partnership did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash operating items or non-cash investing items for any period presented.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Other prepaid expenses	$1,255	$920
Prepaid insurance	854	1,445
Prepaid leases	70	92
Supply inventory	306	434
Total	$2,485	$2,891

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2018 and December 31, 2017 are summarized by major classification as follows:

	Useful Lives	March 31, 2018	December 31, 2017
		(in thousands)
Land and land improvements		$14,456	$14,687
Mining and other equipment and related facilities	2 - 20 Years	304,463	298,293
Mine development costs	1 - 15 Years	59,159	58,566
Coal properties	1 - 15 Years	64,070	64,070
Construction work in process		8,276	5,227
Total		450,424	440,843
Less accumulated depreciation, depletion and amortization		(267,522)	(263,520)
Net		$182,902	$177,323

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs and amortization expense for asset retirement costs for the three months ended March 31, 2018 and 2017 were as follows:

	Three Month Ended March 31,
	2018	2017
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$4,087	$4,260
Depletion expense for coal properties	472	355
Amortization expense for mine development costs	749	757
Amortization expense for asset retirement costs	119	135
Total	$5,427	$5,507

6. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Deposits and other	$438	$423
Due (to) Rhino GP	(30)	(61)
Non-current receivable	27,806	27,806
Deferred expenses	332	340
Total	$28,546	$28,508

Non-current receivable. The non-current receivable balance of $27.8 million as of March 31, 2018 and December 31, 2017 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.8 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Payroll, bonus and vacation expense	$1,820	$2,633
Non-income taxes	2,836	2,738
Royalty expenses	2,427	2,410
Accrued interest	129	132
Health claims	774	871
Workers’ compensation & pneumoconiosis	1,750	1,750
Deferred revenue	1,174	-
Other	606	652
Total	$11,516	$11,186

8. DEBT

Debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Note payable -Financing Agreement	$34,900	$40,000
Net unamortized debt issuance costs	(4,349)	(4,688)
Original Issue Discount	(1,159)	(1,264)
Total	29,392	34,048
Less current portion	(4,169)	(5,475)
Long-term debt	$25,223	$28,573

Financing Agreement

On December 27, 2017, the Operating Company, a wholly-owned subsidiary of the Partnership, certain of the Operating Company’s subsidiaries identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide the Borrowers with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement are, at the Operating Company’s option, either “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if the Operating Company has elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if the Borrowers have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at the Operating Company’s option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, the Operating Company may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, the Borrowers must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) of the Partnership and its subsidiaries for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to (i) certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by the Operating Company, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans, which was completed during the three months ended March 31, 2018 and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents. The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. (See Note 11 for further discussion)

At March 31, 2018, the Partnership had borrowed $34.9 million at a variable interest rate of Libor plus 10.00% (11.88% at March 31, 2018).

Letter of Credit Facility-PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provides that the Partnership pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that the Partnership reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. The Partnership’s obligations under the LoC Facility Agreement are secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding bears interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. The Partnership will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018.

The Partnership had outstanding letters of credit of approximately $3.0 million at a fixed interest rate of 5.00% at March 31, 2018.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2018 and the year ended December 31, 2017 are as follows:

	Three months ended	Year ended
	March 31, 2018	December 31, 2017
	(in thousands)
Balance at beginning of period (including current portion)	$18,662	$19,108
Accretion expense	314	1,493
Adjustment resulting from disposal of property	-	(223)
Adjustments to the liability from annual recosting and other	-	(1,656)
Liabilities settled	(19)	(60)
Balance at end of period	18,957	18,662
Less current portion of asset retirement obligation	(498)	(498)
Long-term portion of asset retirement obligation	$18,459	$18,164

10. EMPLOYEE BENEFITS

401(k) Plans

The Operating Company and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the three months ended March 31, 2018 and 2017 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
401(k) plan expense	$436	$357

11. PARTNERS’ CAPITAL

Common Unit Warrants

In December 2017, the Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Partnership’s common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of the Partnership’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable. The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding reduction in Long-term debt, net on the Partnership’s consolidated statements of financial position.

Series A Preferred Units

On December 30, 2016, the general partner entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (“Amended and Restated Partnership Agreement”) to create, authorize and issue the Series A preferred units.

The Series A preferred units rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units are entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in the Amended and Restated Partnership Agreement as (i) the total revenue of the Partnership’s Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for the Partnership’s Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of coal tons sold by the Partnership from its Central Appalachia business segment. If the Partnership fails to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and the Partnership will not be permitted to pay any distributions on its Partnership interests that rank junior to the Series A preferred units, including its common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

The Series A preferred units vote on an as-converted basis with the common units, and the Partnership is restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty of indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by the Partnership or its affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of the Partnership’s Central Appalachia business segment, subject to certain exceptions.

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

During the three months ended March 31, 2018, the Partnership paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. The Partnership also accrued $0.3 million for distributions to holders of the Series A preferred units for the three months ended March 31, 2018.

Investment in Royal Common Stock

On September 1, 2017, Royal elected to convert certain obligations to the Partnership totaling $4.1 million to shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share. The price per share was equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. The Partnership recorded the $4.1 million conversion as Investment in Royal common stock in the Partners’ Capital section of the Partnership’s unaudited condensed consolidated statements of financial position since Royal does not have significant economic activity apart from its investment in the Partnership.

Other Comprehensive Income

On January 19, 2018 the Partnership sold 232,347 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) for net cash consideration of $4.8 million. The proceeds were used to reduce the Partnership’s debt balance. The Partnership recorded a gain on the sale of $2.9 million and reduced Other Comprehensive income by $2.6 million as a result of the disposition. As of March 31, 2018 and December 31, 2017, the Partnership recorded fair market value adjustments of $4.2 million and $2.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at March 31, 2018 and December 31, 2017, respectively, which was recorded in Other Comprehensive Income. As of March 31, 2018 and December 31, 2017, the Partnership recorded its investment in Mammoth Inc. as a current asset, which was classified as available-for-sale. The Partnership has included its investment in Mammoth Inc. in its Other category for segment reporting purposes. As of March 31, 2018, the Partnership owned 336,447 shares of Mammoth, Inc.

Accumulated Distribution Arrearages

Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2018, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of March 31, 2018, the Partnership had accumulated arrearages of $497.4 million.

12. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the three months ended March 31, 2018 and 2017:

Three months ended March 31, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/ income:
Net (loss)/income from continuing operations	$(13)	$(2,856)	$(252)	$300
Net (loss)/income from discontinued operations	-	-	-	-
Interest in net (loss)/income	$(13)	$(2,856)	$(252)	$300
Denominator:
Weighted average units used to compute basic EPU	n/a	12,994	1,146	1,500
Effect of dilutive securities — Common unit warrants	n/a	-	-	-
Weighted average units used to compute diluted EPU	n/a	12,994	1,146	1,500

Net (loss)/income per limited partner unit, basic:
Net (loss)/income per unit from continuing operations	n/a	$(0.22)	$(0.22)	$0.20
Net (loss)/ income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per limited partner unit, basic	n/a	$(0.22)	$(0.22)	$0.20
Net (loss)/income per limited partner unit, diluted:
Net (loss)/income per unit from continuing operations	n/a	$(0.22)	$(0.22)	$0.20
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per limited partner unit, diluted	n/a	$(0.22)	$(0.22)	$0.20

Three months ended March 31, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss/income) from continuing operations	$(13)	$(2,795)	$(268)	$1,117
Net (loss) from discontinued operations	-	(64)	(6)	n/a
Interest in net (loss)/income	$(13)	$(2,859)	$(274)	$1,117

Denominator:
Weighted average units used to compute basic EPU	n/a	12,906	1,236	$1,500
Effect of dilutive securities — Common unit warrants	n/a	-	-	n/a
Weighted average units used to compute diluted EPU	n/a	12,906	1,236	n/a

Net (loss/income) per limited partner unit, basic:
Net (loss/income) per unit from continuing operations	n/a	$(0.22)	$(0.22)	$0.74
Net (loss)/income per unit from discontinued operations	n/a	-	-	n/a
Net (loss/income) per limited partner unit, basic	n/a	$(0.22)	$(0.22)	$0.74
Net (loss)/income per limited partner unit, diluted:
Net (loss)/income per unit from continuing operations	n/a	$(0.22)	$(0.22)	$0.74
Net (loss)/income per unit from discontinued operations	n/a	-	-	n/a
Net (loss/income) per limited partner unit, diluted	n/a	$(0.22)	$(0.22)	$0.74

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for three months ended March 31, 2018 and 2017, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 11 for the three months ended March 31, 2018.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2018, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q2-Q4	3,400	13
2019	850	3
2020	850	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership incurred no purchase coal expense from coal purchase contracts or expense from OTC purchases for the three months ended March 31, 2018 and 2017.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three months ended March 31, 2018 and 2017 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Lease expense	$430	$1,504
Royalty expense	$3,644	$3,361

14. MAJOR CUSTOMERS

The Partnership had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	March 31, 2018 Receivable Balance	December 31, 2017 Receivable Balance	Three months ended March 31, 2018 Sales	Three months ended March 31, 2017 Sales
	(in thousands)
Dominion Energy	$3,156	$1,232	$8,165	$5,551
Trafigura Trading	2,287	2,093	7,159	-
Integrity Coal	914	2,238	6,528	4,728
Big Rivers	751	-	5,515	6,244

15. REVENUE

The Partnership adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the three months ended March 31, 2018 and 2017. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the three months ended March 31 2018 and 2017.

The majority of the Partnership’s coal sales contracts have a single performance obligation (shipment or delivery of coal according to terms of the sales agreement) and as such, the Partnership is not required to allocate the contract’s transaction price to multiple performance obligations. All of the Partnership’s coal sales revenue is recognized when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the coal sales agreement. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Partnership carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the three months ended March 31, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$11,662	$3,687	$8,061	$11,611	$-	$35,021
Met coal	19,251	-	-	-	-	19,251
Other revenue	62	457	9	-	-	528
Total	$30,975	$4,144	$8,070	$11,611	$-	$54,800

The following table disaggregates revenue by type for each reportable segment for the three months ended March 31, 2017:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$6,674	$3,859	$7,298	$16,807	$-	$34,638
Met coal	16,617	-	-	-	-	16,617
Other revenue	22	261	1	-	5	289
Total	$23,313	$4,120	$7,299	$16,807	$5	$51,544

16. FAIR VALUE MEASUREMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s financing agreement was determined based upon a market approach and approximates the carrying value at March 31, 2018. The fair value of the Partnership’s financing agreement is a Level 2 measurement.

As of March 31, 2018 and December 31, 2017, the Partnership had a recurring fair value measurement relating to its investment in Mammoth, Inc. As discussed in Note 11, the Partnership owned 336,447 shares of Mammoth, Inc. as of March 31, 2018. The Partnership’s shares of Mammoth, Inc. are classified as an available-for-sale investment on the Partnership’s unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth, Inc. shares is a Level 1 measurement.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $1.4 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2018 and 2017 excludes approximately $2.8 million and $0.6 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

18. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States.

As of March 31, 2018, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses.

The Partnership’s Other category as reclassified is comprised of the Partnership’s ancillary businesses. Held for sale assets are included in the applicable segment for reporting purposes. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Partnership’s chief operating decision maker.

Reportable segment results of operations for the three months ended March 31, 2018 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total revenues	30,975	4,144	8,070	11,611	-	54,800
DD&A	2,196	140	1,061	1,939	91	5,427
Interest expense	-	-	-	-	1,885	1,885
Net Income (loss) from continuing operations	$930	$(1,117)	$963	$(2,329)	$(1,268)	$(2,821)

Reportable segment results of operations for the three months ended March 31, 2017 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total revenues	23,314	4,120	7,298	16,807	5	51,544
DD&A	1,973	307	1,116	2,004	107	5,507
Interest expense	-	-	-	-	1,155	1,155
Net Income (loss) from continuing operations	$2,294	$(710)	$(586)	$654	$(3,611)	$(1,959)

19. SUBSEQUENT EVENTS

On April 17, 2018, Rhino amended its Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in the unaudited condensed consolidated financial statements at December 31, 2017). Additionally, the amendments provide that the Partnership can sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to “our general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

In addition, this discussion includes forward looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. Please read the section “Cautionary Note Regarding Forward Looking Statements”. In addition, factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” also included in our Annual Report on Form 10-K for the year ended December 31, 2017.

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. Our unaudited condensed consolidated statement of operations and comprehensive income have been retrospectively adjusted to reclassify our Sands Hill Mining operation to discontinued operations for the three months ended March 31, 2017.

Overview

Through a series of transactions completed in the first quarter of 2016, Royal Energy Resources, Inc. (“Royal”) acquired a majority ownership and control of us and 100% ownership of our general partner.

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

For the three months ended March 31, 2018, we generated revenues of approximately $54.8 million and net loss of $2.7 million. For the three months ended March 31, 2018, we produced and sold approximately 1.1 million tons of coal, of which approximately 57% was sold pursuant to long-term supply contracts.

Current Liquidity and Outlook

As of March 31, 2018, our available liquidity was $5.0 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a financing agreement (“Financing Agreement”), which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about our new Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020. For more information about our new Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

Common Unit Warrants

In December 2017, we entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants of our common units (“Common Unit Warrants”) at an exercise price of $1.95 per unit, which was the closing price of our common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and our common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement are secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding bears interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We had $3.0 million of letters of credit at March 31, 2018 under the LoC Facility with cash collateral in the amount of $3.7 million. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

Distribution Suspension

Pursuant to the Partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2018, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of March 31, 2018, we had accumulated arrearages of $497.4 million.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of March 31, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q2-Q4	3,400	13
2019	850	3
2020	850	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of March 31, 2018, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of March 31, 2018, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of March 31, 2018. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses.

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

Summary. (The following discussions of financial and operational data pertain to continuing operations unless otherwise specified for the three months ended March 31, 2018 and 2017.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2018 and 2017:

	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$54.3	$51.3	3.0	5.9%
Other revenues	0.5	0.2	0.3	82.5%
Total revenues	54.8	51.5	3.3	6.3%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	49.7	43.2	6.5	14.8%
Freight and handling costs	0.9	0.6	0.3	51.9%
Depreciation, depletion and amortization	5.4	5.5	(0.1)	(1.4%)
Selling, general and administrative (exclusive of DD&A shown separately above)	2.7	3.0	(0.3)	(11.3%)
(Gain) on sale/disposal of assets	(2.9)	-	(2.9)	n/a
(Loss) from operations	(1.0)	(0.8)	(0.2)	17.9%
Interest and other income (expense):
Interest expense and other	(1.9)	(1.2)	(0.7)	63.3%
Interest income and other	0.1	-	0.1	n/a
Equity in net (loss) of unconsolidated affiliates	-	0.1	(0.1)	(100.0%)
Total interest and other income (expense)	(1.8)	(1.1)	(0.7)	62.1%
Net (loss) from continuing operations	(2.8)	(1.9)	(0.9)	44.0%
Net (loss) from discontinued operations	-	(0.1)	0.1	(100.0%)
Net (loss)	$(2.8)	$(2.0)	(0.8)	39.1%

Total tons sold	1,072.6	946.5	126.1	13.3%
Coal revenues per ton	$50.60	$54.15	$(3.55)	(6.6%)
Cost of operations per ton	$46.29	$45.68	$0.61	1.3%

Other Financial Data
Adjusted EBITDA from continuing operations	$4.5	$4.7	$(0.2)	(4.8%)
Adjusted EBITDA from discontinued operations	-	0.1	(0.1)	(100.0%)
Adjusted EBITDA	$4.5	$4.8	$(0.3)	(7.2%)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues. Our coal revenues for the three months ended March 31, 2018 increased by approximately $3.0 million, or 5.9%, to approximately $54.3 million from approximately $51.3 million for the three months ended March 31, 2017. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the period. However, the increase in production and sales in Central Appalachia was somewhat limited by adverse weather conditions during the first quarter of 2018. Coal revenues per ton was $50.60 for the three months ended March 31, 2018, a decrease of $3.55, or 6.6%, from $54.15 per ton for the three months ended March 31, 2017. This decrease in coal revenues per ton was primarily the result of lower contracted sales prices at our Pennyrile operation in the Illinois Basin during the first quarter of 2018 compared to the same period in 2017.

Cost of Operations. Total cost of operations increased by $6.5 million or 14.8% to $49.7 million for the three months ended March 31, 2018 as compared to $43.2 million for the three months ended March 31, 2017. Our cost of operations per ton was $46.29 for the three months ended March 31, 2018, an increase of $0.61, or 1.3%, from the three months ended March 31, 2017. The increase in cost of operations was primarily due to the $8.5 million increase in cost of production at our Central Appalachia operations as demand for met and steam coal increased in this region.

Freight and Handling. Total freight and handling cost increased to $0.9 million for the three months ended March 31, 2018 as compared to $0.6 million for the three months ended March 31, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in the period that required us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended March 31, 2018 was $5.4 million as compared to $5.5 million for the three months ended March 31, 2017.

For the three months ended March 31, 2018, our depreciation expense decreased to $4.1 million compared to $4.2 million for the three months ended March 31, 2017. This decrease is primarily the result of assets becoming fully depreciated.

For the three months ended March 31, 2018 and 2017, our depletion expense remained flat at $0.4 million.

For the three months ended March 31, 2018 and 2017, our amortization expense remained flat at $0.9 million.

Selling, General and Administrative. SG&A expense for the three months ended March 31, 2018 decreased to $2.7 million as compared to $3.0 million for the three months ended March 31, 2017 primarily due to lower corporate overhead expenses.

Interest Expense. Interest expense for the three months ended March 31, 2018 increased to $1.9 million as compared to $1.2 million for the three months ended March 31, 2017. This increase was primarily due to the higher effective interest rate on the new Financing Agreement.

Net Loss. Net loss from continuing operations was $2.8 million for the three months ended March 31, 2018 compared to net loss from continuing operations of $1.9 million for the three months ended March 31, 2017. Our net loss from continuing operations increased during the three months ended March 31, 2018 compared to 2017 primarily due to a decrease in contracted prices for tons sold and a decrease in tons sold from our Pennyrile mine due to adverse weather conditions that limited barge shipments in the first quarter of 2018. The increase in net loss from continuing operations was partially offset by a gain of $2.9 million on the sale of 232,347 shares of Mammoth Inc. during the first quarter of 2018.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the three months ended March 31, 2018 decreased by $0.2 million to $4.5 million from $4.7 million for the three months ended March 31, 2017. Adjusted EBITDA from continuing operations decreased period over period primarily due to the decrease in net income at our Pennyrile mining operation in western Kentucky as discussed below. Adjusted EBITDA for the three months ended March 31, 2017 was $4.8 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the three months ended March 31, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the three months ended March 31, 2018 and 2017:

Central Appalachia	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$30.9	$23.3	$7.6	32.7%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	-	0.1	173.9%
Total revenues	31.0	23.3	7.7	32.9%
Coal revenues per ton	$67.43	$72.00	$(4.57)	(6.3%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	26.9	18.4	8.5	46.3%
Freight and handling costs	0.9	0.6	0.3	51.9%
Depreciation, depletion and amortization	2.2	2.0	0.2	11.3%
Selling, general and administrative costs	0.1	0.1	-	(43.6%)
Cost of operations per ton	$58.67	$56.82	$1.85	3.3%
Net income from continuing operations	0.9	2.3	(1.4)	(59.5%)
Adjusted EBITDA from continuing operations	3.1	4.3	(1.2)	(26.7%)

Tons sold	458.4	323.5	134.9	41.7%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment increased by approximately 41.7% to approximately 0.5 million tons for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to an increase in demand for met and steam coal tons from this region.

Coal revenues increased by approximately $7.6 million, or 32.7%, to approximately $30.9 million for the three months ended March 31, 2018 from approximately $23.3 million for the three months ended March 31, 2017. This increase was primarily due to the increase in demand for met and steam coal tons sold from this region. However, the increase in production and sales in Central Appalachia was somewhat limited by adverse weather conditions during the first quarter of 2018. Coal revenues per ton for our Central Appalachia segment decreased by $4.57, or 6.3%, to $67.43 per ton for the three months ended March 31, 2018 as compared to $72.00 for the three months ended March 31, 2017, which was primarily due to a higher mix of lower priced steam coal tons sold in Central Appalachia compared to the prior period.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended March 31, 2018	Three months ended March 31, 2017	Increase (Decrease) %*
Met coal tons sold	212.5	195.9	8.5%
Steam coal tons sold	245.9	127.6	92.7%
Total tons sold	458.4	323.5	41.7%

Met coal revenue	$19,251	$16,617	15.9%
Steam coal revenue	11,662	6,674	74.7%
Total coal revenue	$30,913	$23,291	32.7%

Met coal revenues per ton	$90.58	$84.82	6.8%
Steam coal revenues per ton	$47.43	$52.31	(9.3%)
Total coal revenues per ton	$67.43	$72.00	(6.3%)

Met coal tons produced	126.5	181.0	(30.1%)
Steam coal tons produced	280.9	150.4	86.8%
Total tons produced	407.4	331.4	22.9%

Cost of operations increased by $8.5 million, or 46.3%, to $26.9 million for the three months ended March 31, 2018 from $18.4 million for the three months ended March 31, 2017. Our cost of operations per ton of $58.67 for the three months ended March 31, 2018 increased 3.3% compared to $56.82 per ton for the three months ended March 31, 2017. Total cost of operations increased period over period as we increased sales in this region during the three months ended March 31, 2018. We also experienced a price increase in diesel fuel, which was the primary factor that increased our cost of operations per ton during the three months ended March 31, 2018 compared to the same period in 2017.

For our Central Appalachia segment, net income from continuing operations was approximately $0.9 million for the three months ended March 31, 2018, a decrease of $1.4 million in net income from continuing operations as compared to the three months ended March 31, 2017. The decrease in net income from continuing operations was primarily due to lower contracted sales prices for steam coal tons sold from our Central Appalachia mining operations.

Northern Appalachia	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$3.7	$3.9	$(0.2)	(4.4%)
Freight and handling revenues	-	-	-	n/a
Other revenues	0.4	0.2	0.2	74.7%
Total revenues	4.1	4.1	0.0	0.6%
Coal revenues per ton	$41.14	$42.31	$(1.17)	(2.8%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	5.1	4.5	0.6	13.8%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.3	(0.2)	(54.2%)
Selling, general and administrative costs	-	-	-	(142.0%)
Cost of operations per ton	$57.21	$49.42	$7.79	15.8%
Net loss from continuing operations	(1.1)	(0.7)	(0.4)	57.2%
Adjusted EBITDA from continuing operations	(1.0)	(0.4)	(0.6)	145.1%

Tons sold	89.6	91.2	(1.6)	(1.7%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold from continuing operations decreased by approximately 1.7% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to ongoing weak demand for coal from this region.

Coal revenues were approximately $3.7 million for the three months ended March 31, 2018, a decrease of approximately $0.2 million, or 4.4%, from approximately $3.9 million for the three months ended March 31, 2017. Coal revenues per ton decreased by $1.17 or 2.8% to $41.14 per ton for the three months ended March 31, 2108, as compared to $42.31 for the three months ended March 31, 2017, which was primarily due to lower prices for tons sold from our Hopedale complex compared to the prior year due to weak demand for coal from this region.

Cost of operations increased by $0.6 million, or 13.8%, to $5.1 million for the three months ended March 31, 2018 from $4.5 million for the three months ended March 31, 2017. Our cost of operations per ton was $57.21 for the three months ended March 31, 2018, an increase of $7.79, or 15.8%, compared to $49.42 for the three months ended March 31, 2017. The increase in total cost of operations and cost of operations per ton in Northern Appalachia was due to an increase in maintenance costs and costs for outside services.

Net loss from continuing operations in our Northern Appalachia segment was $1.1 million for the three months ended March 31, 2018 compared to net loss from continuing operations of $0.7 million for the three months ended March 31, 2017. The increase in net loss from continuing operations for the three months ended March 31, 2018 was primarily due to the decrease in the contracted sales price of tons sold compared to the same period in 2017.

Rhino Western	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$8.1	$7.3	$0.8	10.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	8.1	7.3	0.8	10.6%
Coal revenues per ton	$35.95	$38.19	$(2.24)	(5.9%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	6.0	6.7	(0.7)	(10.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.1	1.1	-	(5.0%)
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$26.87	$35.26	$(8.39)	(23.8%)
Net income/(loss) from continuing operations	0.9	(0.6)	1.5	(264.3%)
Adjusted EBITDA from continuing operations	2.0	0.5	1.5	282.2%

Tons sold	224.2	191.1	33.1	17.3%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Coal sales from our Rhino Western segment increased by approximately 17.3% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to us losing approximately two weeks of production at our Castle Valley operation due to maintenance issues during the three months ended March 31, 2017.

Coal revenues increased by approximately $0.8 million, or 10.4%, to approximately $8.1 million for the three months ended March 31, 2018 from approximately $7.3 million for the three months ended March 31, 2017 primarily due to fewer tons sold from the Castle Valley mine for the three months ended March 31 2017 resulting from the maintenance issues discussed above. Coal revenues per ton for our Rhino Western segment decreased by $2.24 or 5.9% to $35.95 per ton for the three months ended March 31, 2018 as compared to $38.19 per ton for the three months ended March 31, 2017 due to lower contracted sales prices.

Cost of operations decreased by $0.7 million, or 10.6%, to $6.0 million for the three months ended March 31, 2018 from $6.7 million for the three months ended March 31, 2017. Our cost of operations per ton was $26.87 for the three months ended March 31, 2018, a decrease of $8.39, or 23.8%, compared to $35.26 for the three months ended March 31, 2017. Total cost of operations and cost of operations per ton decreased for the three months ended March 31, 2018 compared to the same period in 2017 due to lower operating expenses.

Net income from continuing operations in our Rhino Western segment was $0.9 million for the three months ended March 31, 2018, compared to net loss from continuing operations of $0.6 million for the three months ended March 31, 2017. This increase in net income from continuing operations was primarily the result of lower operating costs our Castle Valley operation.

Illinois Basin	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$11.6	$16.8	$(5.2)	(30.9%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	0.0%
Total revenues	11.6	16.8	(5.2)	(30.9%)
Coal revenues per ton	$38.67	$49.32	$(10.65)	(21.6%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	12.0	14.2	(2.2)	(15.2%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.9	2.0	(0.1)	(3.3%)
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$40.01	$41.55	$(1.54)	(3.7%)
Net (loss)/income from continuing operations	(2.3)	0.7	(3.0)	(456.3%)
Adjusted EBITDA from continuing operations	(0.4)	2.7	(3.1)	(114.7%)

Tons sold	300.4	340.7	(40.3)	(11.9%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold decreased by approximately 11.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as adverse weather conditions limited barge shipments from our Pennyrile mine in the first quarter of 2018.

Coal revenues of approximately $11.6 million for the three months ended March 31, 2018 decreased by approximately $5.2 million, or 30.9%, compared to $16.8 million for the three months ended March 31, 2018. The decrease was primarily due to lower barge shipments from our Pennyrile mine in western Kentucky resulting from adverse weather conditions in the first quarter of 2018. Coal revenues per ton for our Illinois Basin segment were $38.67 for the three months ended March 31, 2018, a decrease of $10.65, or 21.6%, from $49.32 for the three months ended March 31, 2017. The decrease in coal revenues per ton was due to lower contracted prices for tons sold.

Cost of operations was $12.0 million while cost of operations per ton was $40.01 for the three months ended March 31, 2018, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended March 31, 2017, cost of operations in our Illinois Basin segment was $14.2 million and cost of operations per ton was $41.55. The decrease in cost of operations for the three months ended March 31, 2018 was primarily the result of a decrease in production and sales as adverse weather conditions limited barge shipments in the first quarter of 2018.

For our Illinois Basin segment, we generated net loss from continuing operations of $2.3 million for the three months ended March 31, 2018, which was a decrease in net income of $3.0 million compared to the three months ended March 31, 2017. This decrease in net income was primarily the result of a decrease in the contracted sales price for tons sold and a decrease in tons shipped due to adverse weather conditions during the first quarter of 2018 compared to the same period in 2017.

Other	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$-	$-	$-	(99.5%)
Total revenues	-	-	-	(99.5%)
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(0.3)	(0.6)	0.3	(25.3%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.1	-	(14.5%)
Selling, general and administrative costs	2.6	2.9	(0.3)	(9.9%)
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net loss from continuing operations	(1.2)	(3.6)	2.4	(67.8%)
Adjusted EBITDA from continuing operations	0.8	(2.4)	3.2	(130.1%)

Tons sold	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**

The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

Other revenues for our Other category were relatively flat for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

For the Other category, we had net loss from continuing operations of $1.1 million for the three months ended March 31, 2018 as compared to net loss from continuing operations of $3.6 million for the three months ended March 31, 2017. The decrease in net loss for the three months ended March 31, 2018 was primarily due to a gain of $2.9 million recognized on the sale of Mammoth, Inc. shares during the first quarter of 2018.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$0.9	$(1.1)	$0.9	$(2.3)	$(1.2)	$(2.8)
Plus:
DD&A	2.2	0.1	1.1	1.9	0.1	5.4
Interest expense	-	-	-	-	1.9	1.9
EBITDA from continuing operations†	$3.1	$(1.0)	$2.0	$(0.4)	$0.8	$4.5
Adjusted EBITDA from continuing operations†	3.1	(1.0)	2.0	(0.4)	0.8	4.5
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$3.1	$(1.0)	$2.0	$(0.4)	$0.8	$4.5

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2017	Appalachia	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net (loss)/income from continuing operations	$2.3	$(0.7)	$(0.6)	$0.7	$(3.6)	$(1.9)
Plus:
DD&A	2.0	0.3	1.1	2.0	0.1	5.5
Interest expense	-	-	-	-	1.2	1.2
EBITDA from continuing operations†*	$4.3	$(0.4)	$0.5	$2.7	$(2.3)	$4.7
Adjusted EBITDA from continuing operations† *	4.3	(0.4)	0.5	2.7	(2.3)	4.7
EBITDA from discontinued operations	-	0.1	-	-	-	0.1
Adjusted EBITDA †*	$4.3	$(0.3)	$0.5	$2.7	$(2.3)	$4.8

*	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended March 31,
	2018	2017
	(in millions)
Reconciliation of net cash to Adjusted EBITDA provided by operating activities:
Net cash provided by operating activities	$8.4	$1.3
Plus:
Increase in net operating assets	-	3.5
Gain on sale of assets	2.9	-
Interest expense	1.9	1.2
Less:
Decrease in net operating assets	7.5	-
Amortization of advance royalties	0.3	0.3
Amortization of debt issuance costs	0.4	0.3
Amortization of common unit warrants	0.1
Loss on retirement of advance royalties	0.1	0.1
Accretion on asset retirement obligations	0.3	0.5
EBITDA	4.5	4.8
Adjusted EBITDA *	4.5	4.8
Less: EBITDA from discontinued operations	-	0.1
Adjusted EBITDA from continuing operations	$4.5	$4.7

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of March 31, 2018, our available liquidity was $5.0 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

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

Cash Flows

Net cash provided by operating activities was $8.4 million for the three months ended March 31, 2018 as compared to $1.3 million for the three months ended March 31, 2017. This increase in cash provided by operating activities was primarily the result of positive working capital changes, primarily accounts receivable, for the three months ended March 31, 2018 compared to March 31, 2017.

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2018 as compared to net cash used in investing activities of $6.1 million for the three months ended March 31, 2017. The decrease in cash used in investing activities was primarily due to the proceeds received from the sale of Mammoth, Inc. shares partially offset by an increase in capital expenditures for the three months ended March 31, 2018.

Net cash used in financing activities was $16.4 million for the three months ended March 31, 2018, which was primarily attributable to repayments on our financing agreement and payment of the distribution on the Series A preferred units. Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2017, which was primarily due to net borrowings on our former revolving credit facility.

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

Actual maintenance capital expenditures for the three months ended March 31, 2018 were approximately $3.4 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2018 were approximately $5.8 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines.

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

The Series A preferred units rank senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units are entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in our partnership agreement as (i) the total revenue of our Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for our Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by us from our Central Appalachia business segment. If we fail to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and we will not be permitted to pay any distributions on our partnership interests that rank junior to the Series A preferred units, including our common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions to equity securities that rank junior to the Series A preferred units.

The Series A preferred units vote on an as-converted basis with the common units, and we are restricted from taking certain actions without the consent of the holders of a majority of the Series A preferred units, including: (i) the issuance of additional Series A preferred units, or securities that rank senior or equal to the Series A preferred units; (ii) the sale or transfer of CAM Mining or a material portion of its assets; (iii) the repurchase of common units, or the issuance of rights or warrants to holders of common units entitling them to purchase common units at less than fair market value; (iv) consummation of a spin off; (v) the incurrence, assumption or guaranty of indebtedness for borrowed money in excess of $50.0 million except indebtedness relating to entities or assets that are acquired by us or our affiliates that is in existence at the time of such acquisition or (vi) the modification of CAM Mining’s accounting principles or the financial or operational reporting principles of our Central Appalachia business segment, subject to certain exceptions.

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

During the three months ended March 31, 2018, we paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. We also accrued $0.3 million for distributions to holders of the Series A preferred units for the three months ended March 31, 2018.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement are, at our option, either “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if we have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at our option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, we may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, we must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to (i) certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

The Financing Agreement requires us to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the business and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Securities, Inc. and use the net proceeds therefrom to prepay outstanding term loans and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict our ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of our respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

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

At March 31, 2018, $34.9 million was outstanding under the financing agreement at a variable interest rate of Libor plus 10.00% (11.88% March 31, 2018).

Letter of Credit Facility-PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement are secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding bears interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our liquidity. We then use bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit as a percentage of our aggregate bond liability. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of March 31, 2018, we had $3.0 million in letters of credit outstanding, all of which served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of March 31, 2018.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2017. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended March 31, 2018 is included in Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

4.1	Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

4.2	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

10.1	Consent to Financing Agreement dated as of April 17, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on April 23, 2018

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: May 11, 2018	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2018	By:	/s/ W. Scott Morris
W. Scott Morris
Vice President and Chief Financial Officer
(Principal Financial Officer)

