Form 10-Q
period 2018-06-30
Rhino Resource Partners LP
filed 2018-08-10
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, 13,098,353 common units, 1,145,743 subordinated units and 1,500,000 Series A preferred units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,114	$8,796
Restricted cash	3,652	7,116
Accounts receivable, net of allowance for doubtful accounts ($-0- as of June 30, 2018 and December 31, 2017)	15,333	20,386
Inventories	15,862	12,860
Advance royalties, current portion	819	495
Investment in available for sale securities	3,535	11,165
Prepaid expenses and other	3,898	2,891
Total current assets	46,213	63,709
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	448,799	440,843
Less accumulated depreciation, depletion and amortization	(270,137)	(263,520)
Net property, plant and equipment	178,662	177,323
Advance royalties, net of current portion	7,935	7,901
Deposit - Workers’ Compensation Program	5,209	-
Investment in unconsolidated affiliates	-	130
Restricted cash	-	5,209
Other non-current assets	28,981	28,508
TOTAL	$267,000	$282,780
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,116	$9,329
Accrued expenses and other	12,533	11,186
Accrued preferred distributions	609	6,038
Current portion of long-term debt	2,320	5,475
Current portion of asset retirement obligations	498	498
Total current liabilities	30,076	32,526
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	23,097	28,573
Asset retirement obligations, net of current portion	18,645	18,164
Other non-current liabilities	48,212	48,071
Total non-current liabilities	89,954	94,808
Total liabilities	120,030	127,334
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	124,024	130,233
General partner	8,828	8,855
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 11)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Accumulated other comprehensive income	1,980	4,220
Total partners’ capital	146,970	155,446
TOTAL	$267,000	$282,780

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
REVENUES:
Coal sales	$54,245	$54,299	$108,517	$105,554
Freight and handling revenues	-	-	-	-
Other revenues	678	389	1,206	678
Total revenues	54,923	54,688	109,723	106,232
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	49,592	44,951	99,245	88,188
Freight and handling costs	1,472	-	2,376	594
Depreciation, depletion and amortization	5,677	5,470	11,104	10,977
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2,800	2,717	5,496	5,757
(Gain)/Loss on sale/disposal of assets—net	(3,496)	80	(6,434)	45
Total costs and expenses	56,045	53,218	111,787	105,561
(LOSS)/INCOME FROM OPERATIONS	(1,122)	1,470	(2,064)	671
INTEREST AND OTHER EXPENSE/(INCOME):
Interest expense	1,913	965	3,798	2,120
Interest income and other	-	-	(6)	-
Equity in net loss/(income) of unconsolidated affiliates	-	(40)	-	(36)
Total interest and other expense	1,913	925	3,792	2,084
NET( LOSS)/INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(3,035)	545	(5,856)	(1,413)
INCOME TAXES	-	-	-	-
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(3,035)	545	(5,856)	(1,413)
DISCONTINUED OPERATIONS (NOTE 3)
Loss from discontinued operations	-	(255)	-	(326)
NET (LOSS)/INCOME	(3,035)	290	(5,856)	(1,739)
Other comprehensive (loss)/income:
Fair market value adjustment for available-for-sale investment	198	554	4,380	2,021
Reclass for disposition	(3,977)	-	(6,621)	-
Total other comprehensive (loss)/income	(3,779)	554	(2,241)	2,021
COMPREHENSIVE (LOSS)/INCOME	$(6,814)	$844	$(8,097)	$282

General partner’s interest in net (loss):
Net (loss) from continuing operations	$(14)	$(3)	$(27)	$(16)
Net (loss) from discontinued operations	-	(1)	-	(1)
General partner’s interest in net (loss)	$(14)	$(4)	$(27)	$(17)
Common unitholders’ interest in net (loss):
Net (loss) from continuing operations	$(3,061)	$(738)	$(5,917)	$(3,533)
Net (loss) from discontinued operations	-	(232)	-	(296)
Common unitholders’ interest in net (loss)	$(3,061)	$(970)	$(5,917)	$(3,829)
Subordinated unitholders’ interest in net (loss):
Net (loss) from continuing operations	$(269)	$(70)	$(521)	$(338)
Net (loss) from discontinued operations	-	(23)	-	(28)
Subordinated unitholders’ interest in net (loss)	$(269)	$(93)	$(521)	$(366)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$309	$1,357	$609	$2,473
Net income from discontinued operations	-	-	-	-
Preferred unitholders’ interest in net income	$309	$1,357	$609	$2,473
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.23)	$(0.06)	$(0.45)	$(0.28)
Net (loss) per unit from discontinued operations	-	(0.02)	-	(0.02)
Net (loss) per common unit, basic	$(0.23)	$(0.08)	$(0.45)	$(0.30)
Subordinated units
Net (loss) per unit from continuing operations	(0.23)	$(0.06)	$(0.45)	$(0.28)
Net (loss) per unit from discontinued operations	-	(0.02)	-	(0.02)
Net (loss) per subordinated unit, basic	$(0.23)	$(0.08)	$(0.45)	$(0.30)
Preferred units
Net income per unit from continuing operations	$0.21	$0.90	$0.41	$1.65
Net income per unit from discontinued operations	-	-	-	-
Net income per preferred unit, basic	$0.21	$0.90	$0.41	$1.65
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(0.23)	$(0.06)	$(0.45)	$(0.28)
Net (loss) per unit from discontinued operations	-	(0.02)	-	(0.02)
Net (loss) per common unit, diluted	$(0.23)	$(0.08)	$(0.45)	$(0.30)
Subordinated units
Net (loss) per unit from continuing operations	$(0.23)	$(0.06)	$(0.45)	$(0.28)
Net (loss) per unit from discontinued operations	-	(0.02)	-	(0.02)
Net (loss) per subordinated unit, diluted	$(0.23)	$(0.08)	$(0.45)	$(0.30)
Preferred units
Net income per unit from continuing operations	$0.21	$0.90	$0.41	$1.65
Net income per unit from discontinued operations	-	-	-	-
Net income per preferred unit, diluted	$0.21	$0.90	$0.41	$1.65

Weighted average number of limited partner units outstanding, basic:
Common units	13,055	12,964	13,009	12,920
Subordinated units	1,146	1,236	1,146	1,236
Preferred units	1,500	1,500	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	13,055	12,964	13,009	12,920
Subordinated units	1,146	1,236	1,146	1,236
Preferred units	1,500	1,500	1,500	1,500

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,856)	$(1,739)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,104	11,307
Accretion on asset retirement obligations	639	948
Amortization of advance royalties	378	567
Amortization of debt issuance costs	815	670
Amortization of common unit warrants	211	-
Reduction of deferred revenue	(189)	-
Equity in net loss/(income) of unconsolidated affiliates	-	(36)
Loss on retirement of advance royalties	108	140
(Gain) on sale/disposal of assets—net	64	43
(Gain) on sale of Mammoth shares	(6,498)	-
Equity based compensation	230	260
Changes in assets and liabilities:
Accounts receivable	5,148	(5,932)
Inventories	(3,001)	(2,421)
Advance royalties	(845)	(855)
Prepaid expenses and other assets	(1,480)	(1,359)
Accounts payable	4,163	2,227
Accrued expenses and other liabilities	1,816	3,497
Asset retirement obligations	(158)	(34)
Net cash provided by operating activities	6,649	7,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(16,000)	(10,612)
Proceeds from sales of property, plant, and equipment	4,014	406
Proceeds from business disposal	-	890
Proceeds from sale of Mammoth shares	11,887	-
Net cash used in investing activities	(99)	(9,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	64,750
Repayments on line of credit	-	(62,500)
Repayments on long-term debt	(10,222)	-
Proceeds from issuance of other debt	1,329	-
Repayments on other debt	(134)	-
Deposit for workers’ compensation program	(5,209)	-
Payments on debt issuance costs	(629)	(227)
Preferred distributions paid	(6,039)	-
Net cash (used in)/provided by financing activities	(20,904)	2,023
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,354)	(10)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	21,120	47
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$6,766	$37

Summary Statement of Financial Position:
Cash and cash equivalents	$3,114	$37
Restricted cash	3,652	-
	$6,766	$37

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

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

Unaudited Interim Financial Information. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of June 30, 2018, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2017 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Investments in Unconsolidated Affiliates. Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, the Partnership’s ability to exercise significant influence over the operating and financial policies of the investee and whether the Partnership is determined to be the primary beneficiary of a variable interest entity. Equity investments are recorded at original cost and adjusted periodically to recognize the Partnership’s proportionate share of the investees’ net income or losses after the date of investment. Any losses from the Partnership’s equity method investments are absorbed by the Partnership based upon its proportionate ownership percentage. If losses are incurred that exceed the Partnership’s investment in the equity method entity, then the Partnership continues to record its proportionate share of losses in excess of its investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The amendments in ASU 2016-02 will be effective for the Partnership on January 1, 2019 and will require modified retrospective application as of the beginning of the earliest period presented in the financial statements. Early application is permitted. The Partnership is currently evaluating this guidance and compiling information on its portfolio of leases. The Partnership currently believes this new guidance will not have a material impact on its financial results when adopted, but will require additional assets and liabilities to be recognized for certain agreements where the Partnership has the rights to use assets. The majority of the Partnership’s rights to use assets relate to coal reserves, which are exempt from the requirements of ASU 2016-02.

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

3. DISCONTINUED OPERATIONS

Sands Hill Mining LLC

Major components of net (loss) from discontinued operations for the three and six months ended

June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Major line items constituting (loss) from discontinued operations for the Sands Hill Mining disposal:
Coal sales	$-	$411	$-	$937
Limestone sales	-	1,007	-	2,085
Other revenues	-	429	-	831
Total revenues	-	1,847	-	3,853

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	1,721	-	3,422
Depreciation, depletion and amortization	-	139	-	330
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	14	-	26
Freight and handling costs		228	-	403
(Gain) on sale/disposal of assets, net	-	-	-	(2)
Total costs and expenses	-	2,102	-	4,179
(Loss) from discontinued operations before income taxes for the Sands Hill Mining disposal	-	(255)	-	(326)
Income taxes	-	-	-	-
Net (loss) from discontinued operations	$-	$(255)	$-	$(326)

Cash Flows

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Partnership did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash operating items or non-cash investing items for any period presented.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Other prepaid expenses	$1,678	$920
Prepaid insurance	1,827	1,445
Prepaid leases	87	92
Supply inventory	306	434
Total Prepaid expenses and other	$3,898	$2,891

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2018 and December 31, 2017 are summarized by major classification as follows:

	Useful Lives	June 30, 2018	December 31, 2017
		(in thousands)
Land		$14,050	$14,687
Mining and other equipment and related facilities	2 - 20 Years	305,554	298,293
Mine development costs	1 - 15 Years	60,040	58,566
Coal properties	1 - 15 Years	64,070	64,070
Construction work in process		5,085	5,227
Total		448,799	440,843
Less accumulated depreciation, depletion and amortization		(270,137)	(263,520)
Net		$178,662	$177,323

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs and amortization expense for asset retirement costs for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$4,244	$4,220	$8,331	$8,480
Depletion expense for coal properties	481	415	953	770
Amortization expense for mine development costs	821	788	1,570	1,545
Amortization expense for asset retirement costs	131	47	250	182
Total depreciation, depletion and amortization	$5,677	$5,470	$11,104	$10,977

On May 17, 2018, the Partnership entered into a sale leaseback agreement with Wintrust Commercial Finance for certain equipment previously owned by the Partnership. The Partnership received approximately $3.7 million of proceeds, of which $1.7 million was used to reduce debt. The lease agreement has a thirty-six month term. The Partnership recorded a loss of $0.2 million on the sale of the equipment which is included on the (Gain)/Loss on sale/disposal of assets-net line in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

6. OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Deposits and other	$919	$423
Due (to)/from Rhino GP	(68)	(61)
Non-current receivable	27,806	27,806
Deferred expenses	324	340
Total	$28,981	$28,508

Non-current receivable. The non-current receivable balance of $27.8 million as of June 30, 2018 and December 31, 2017 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.8 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Payroll, bonus and vacation expense	$2,299	$2,633
Non income taxes	3,548	2,738
Royalty expenses	2,222	2,410
Accrued interest	86	132
Health claims	680	871
Workers’ compensation & pneumoconiosis	1,750	1,750
Deferred revenues	985	-
Other	963	652
Total	$12,533	$11,186

8. DEBT

Debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Note payable -Financing Agreement	$29,778	$40,000
Note payable-Other	1,195	-
Net unamortized debt issuance costs	(4,502)	(4,688)
Original Issue Discount	(1,054)	(1,264)
Total	25,417	34,048
Less current portion	(2,320)	(5,475)
Long-term debt	$23,097	$28,573

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

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Services Inc. and use the net proceeds therefrom to prepay outstanding term loans, which was completed during the first half of 2018 and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018. See Note 19 for information relating to the lenders’ waiver of the Fixed Charge Coverage Ratio for the six-month period ending June 30, 2018.

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents. The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. (See Note 11 for further discussion)

On April 17, 2018, Rhino amended its Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the extension of the due date for lease consents required under the Financing Agreement to June 30, 2018 and the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provided that the Partnership could sell additional shares of Mammoth Energy Services Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. The Partnership reduced its outstanding debt by $3.4 million with proceeds from the sale of Mammoth Energy Services Inc. stock in the second quarter of 2018.

At June 30, 2018, the Partnership had $29.8 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (11.97%).

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

The Partnership had outstanding letters of credit of approximately $3.0 million at a fixed interest rate of 5.00% at June 30, 2018.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2018 and the year ended December 31, 2017 are as follows:

	Six months ended	Year ended
	June 30, 2018	December 31, 2017
	(in thousands)
Balance at beginning of period (including current portion)	$18,662	$19,108
Accretion expense	639	1,493
Adjustment resulting from disposal of property	-	(223)
Adjustments to the liability from annual recosting and other	-	(1,656)
Liabilities settled	(158)	(60)
Balance at end of period	19,143	18,662
Less current portion of asset retirement obligation	(498)	(498)
Long-term portion of asset retirement obligation	$18,645	$18,164

10. EMPLOYEE BENEFITS

401(k) Plans

The Operating Company sponsors a defined contribution savings plans for all employees. Under the defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the three and six months ended June 30, 2018 and 2017 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
401(k) plan expense	$393	$336	$829	$693

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

The Series A preferred units rank senior to all classes or series of equity securities of the Partnership with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units are entitled to receive annual distributions equal to the greater of (i) 50% of the CAM Mining free cash flow (as defined below) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. “CAM Mining free cash flow” is defined in the Amended and Restated Partnership Agreement as (i) the total revenue of the Partnership’s Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for the Partnership’s Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of coal tons sold by the Partnership from its Central Appalachia business segment. If the Partnership fails to pay any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and the Partnership will not be permitted to pay any distributions on its Partnership interests that rank junior to the Series A preferred units, including its common units. The Series A preferred units will be liquidated in accordance with their capital accounts and upon liquidation will be entitled to distributions of property and cash in accordance with the balances of their capital accounts prior to such distributions on equity securities that rank junior to the Series A preferred units.

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

During the first quarter of 2018, the Partnership paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. The Partnership has accrued $0.6 million for distributions to holders of the Series A preferred units for the six months ended June 30, 2018.

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

Other Comprehensive Income

On April 12, 2018 the Partnership sold 232,347 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) for net cash consideration of $7.1 million. The Partnership used $3.4 million of the proceeds to reduce its debt balance. The Partnership recorded a gain on the sale of approximately $3.6 million and reduced Other Comprehensive income by $4.0 million as a result of the disposition. On January 19, 2018 the Partnership sold 232,347 shares of Mammoth Inc. for net cash consideration of $4.8 million. The proceeds were used to reduce the Partnership’s debt balance. The Partnership recorded a gain on the sale of $2.9 million and reduced Other Comprehensive income by $2.6 million as a result of the disposition. As of June 30, 2018 and December 31, 2017, the Partnership recorded fair market value adjustments of $4.4 million and $2.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at June 30, 2018 and December 31, 2017, respectively, which was recorded in Other Comprehensive Income. As of June 30, 2018 and December 31, 2017, the Partnership recorded its investment in Mammoth Inc. as a current asset, which was classified as available-for-sale. The Partnership has included its investment in Mammoth Inc. in its Other category for segment reporting purposes. As of June 30, 2018, the Partnership owned 104,100 shares of Mammoth Inc.

Accumulated Distribution Arrearages

Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended June 30, 2018, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of June 30, 2018, the Partnership had accumulated arrearages of $556.0 million.

12. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended June 30, 2018 and 2017:

Three months ended June 30, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(14)	$(3,061)	$(269)	$309
Net(loss)/income from discontinued operations	-	-	-	-
Total interest in net (loss)/income	$(14)	$(3,061)	$(269)	$309
Denominator:
Weighted average units used to compute basic EPU	n/a	13,055	1,146	1,500
Weighted average units used to compute diluted EPU	n/a	13,055	1,146	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.23)	$(0.23)	$0.21
Net(loss/income) per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.23)	$(0.23)	$0.21
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.23)	$(0.23)	0.21
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, diluted	n/a	$(0.23)	$(0.23)	0.21

Three months ended June 30, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(3)	$(738)	$(70)	$1,357
Net (loss) from discontinued operations	(1)	(232)	(23)	-
Total interest in net (loss)/income	$(4)	$(970)	$(93)	1,357
Denominator:
Weighted average units used to compute basic EPU	n/a	12,964	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,964	1,236	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.06)	$(0.06)	$0.90
Net (loss) per unit from discontinued operations	n/a	(0.02)	(0.02)	-
Net (loss)/income per common unit, basic	n/a	$(0.08)	$(0.08)	$0.90
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.06)	$(0.06)	$0.90
Net (loss) per unit from discontinued operations	n/a	(0.02)	(0.02)	-
Net (loss)/income per common unit, diluted	n/a	$(0.08)	$(0.08)	$0.90

Six months ended June 30, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(27)	$(5,917)	$(521)	$609
Net (loss)/income from discontinued operations	-	-	-	-
Total interest in net (loss)/income	$(27)	$(5,917)	$(521)	$609
Denominator:
Weighted average units used to compute basic EPU	n/a	13,009	1,146	1,500
Weighted average units used to compute diluted EPU	n/a	13,009	1,146	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.45)	$(0.45)	$0.41
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.45)	$(0.45)	$0.41
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.45)	$(0.45)	0.41
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, diluted	n/a	$(0.45)	$(0.45)	0.41

Six months ended June 30, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss/income):
Net (loss)/income from continuing operations	$(16)	$(3,533)	$(338)	2,473
Net (loss) from discontinued operations	(1)	(296)	(28)	-
Total interest in net (loss)/income	$(17)	$(3,829)	$(366)	2,473
Denominator:
Weighted average units used to compute basic EPU	n/a	12,920	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,920	1,236	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.28)	$(0.28)	$1.65
Net (loss) per unit from discontinued operations	n/a	(0.02)	(0.02)	-
Net (loss)/income per common unit, basic	n/a	$(0.30)	$(0.30)	$1.65
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.28)	$(0.28)	$1.65
Net (loss) per unit from discontinued operations	n/a	(0.02)	(0.02)	-
Net (loss)/income per common unit, diluted	n/a	$(0.30)	$(0.30)	$1.65

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for three and six months ended June 30, 2018 and the six months ended June 30, 2017, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. The Partnership incurred total net income for the three months ended June 30, 2017 but did not have any potential dilutive units outstanding during the period. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 11 for the six months ended June 30, 2018.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2018, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q3-Q4	2,475	18
2019	2,020	8
2020	1,146	5

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership incurred no purchase coal expense from coal purchase contracts or expense from OTC purchases for the three and six months ended June 30, 2018 and 2017.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2018 and 2017 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Lease expense	$976	$968	$1,406	$2,472
Royalty expense	$3,467	$3,924	$7,111	$7,286

14. MAJOR CUSTOMERS

The Partnership had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	June 30	December 31	Six months	Six months
	2018	2017	ended	ended
	Receivable	Receivable	June 30	June 30
	Balance	Balance	2018 Sales	2017 Sales
	(in thousands)
Javelin Global	$3,727	$2,470	$16,554	$-
Dominion Energy	1,958	1,232	14,013	11,123
Integrity Coal	-	2,238	11,364	12,268
Big Rivers Electric Corporation	932	-	10,817	13,234
LG&E	234	1,483	6,559	21,162

15. REVENUE

The Partnership adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the three and six months ended June 30, 2018 and 2017. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the three and six months ended June 30, 2018 and 2017.

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

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the three months ended June 30, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$13,200	$3,904	$8,656	$13,608	$-	$39,368
Met coal	14,877	-	-	-	-	14,877
Other revenue	56	517	-	-	105	678
Total	$28,133	$4,421	$8,656	$13,608	$105	$54,923

The following table disaggregates revenue by type for each reportable segment for the three months ended June 30, 2017:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$10,380	$2,325	$8,760	$17,604	$-	$39,070
Met coal	15,229	-	-	-	-	15,229
Other revenue	65	317	3	-	4	389
Total	$25,674	$2,642	$8,763	$17,604	$4	$54,688

The following table disaggregates revenue by type for each reportable segment for the six months ended June 30, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$24,861	$7,592	$16,716	$25,219	$-	$74,388
Met coal	34,129	-	-	-	-	34,129
Other revenue	118	974	9	-	105	1,206
Total	$59,108	$8,566	$16,725	$25,219	$105	$109,723

The following table disaggregates revenue by type for each reportable segment for the six months ended June 30, 2017:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$17,055	$6,184	$16,058	$34,412	$-	$73,708
Met coal	31,846	-	-	-	-	31,846
Other revenue	88	578	3	-	9	678
Total	$48,989	$6,762	$16,061	$34,412	$9	$106,232

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s Financing Agreement was determined based upon a market approach and approximates the carrying value at June 30, 2018. The fair value of the Partnership’s Financing Agreement is a Level 2 measurement.

As of June 30, 2018 and December 31, 2017, the Partnership had a recurring fair value measurement relating to its investment in Mammoth Inc. As discussed in Note 11, the Partnership owned 104,100 shares of Mammoth Inc. as of June 30, 2018. The Partnership’s shares of Mammoth Inc. are classified as an available-for-sale investment on the Partnership’s unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth Inc. shares is a Level 1 measurement.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $2.8 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2018 and 2017 excludes approximately $1.6 million and $1.1 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

18. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States.

As of June 30, 2018, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses.

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

Reportable segment results of operations for the three months ended June 30, 2018 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$28,133	$4,422	$8,656	$13,608	$104	$54,923
DD&A	2,263	300	1,041	1,979	94	5,677
Interest expense	-	-	-	-	1,913	1,913
Net income (loss) from continuing operations	$997	$(1,477)	$(63)	$(1,880)	$(612)	$(3,035)

Reportable segment results of operations for the three months ended June 30, 2017 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$25,675	$2,642	$8,763	$17,604	$4	$54,688
DD&A	1,949	279	1,200	1,949	93	5,470
Interest expense	-	-	-	-	965	965
Net income (loss) from continuing operations	$3,337	$(1,321)	$740	$975	$(3,186)	$545

Reportable segment results of operations for the six months ended June 30, 2018 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$59,108	$8,566	$16,725	$25,219	$105	$109,723
DD&A	4,459	441	2,102	3,918	184	11,104
Interest expense	1	-	-	-	3,797	3,798
Net income (loss) from continuing operations	$1,927	$(2,592)	$900	$(4,209)	$(1,882)	$(5,856)

Reportable segment results of operations for the six months ended June 30, 2017 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$48,988	$6,762	$16,061	$34,412	$9	$106,232
DD&A	3,922	586	2,316	3,954	199	10,977
Interest expense	-	-	-	-	2,120	2,120
Net income (loss) from continuing operations	$5,631	$(2,030)	$154	$1,628	$(6,796)	$(1,413)

19. SUBSEQUENT EVENTS

On July 27, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment; provided, however, that the loan is required to be repaid in full by October 26, 2018. The consent also includes a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

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

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. Our unaudited condensed consolidated statement of operations and comprehensive income have been retrospectively adjusted to reclassify our Sands Hill Mining operation to discontinued operations for the three and six months ended June 30, 2017.

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

For the three and six months ended June 30, 2018, we generated revenues of approximately $54.9 million and $109.7 million, respectively, and we generated net losses of $3.0 million and $5.9 million for the three and six months ended June 30, 2018. For the three months ended June 30, 2018, we produced and sold approximately 1.1 million tons of coal, of which approximately 68% were sold pursuant to supply contracts. For the six months ended June 30, 2018, we produced and sold approximately 2.2 million tons of coal, of which approximately 79% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of June 30, 2018, our available liquidity was $3.1 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below. (See Note 19 for further discussion)

On December 27, 2017, we entered into a financing agreement (“Financing Agreement”), which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $40 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about our new Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

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

On April 17, 2018, we amended the Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in our consolidated financial statements at December 31, 2017). Additionally, the amendments provide that we can sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. We reduced the debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment; provided, however, that the loan is required to be repaid in full by October 26, 2018. The consent also includes a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

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

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provides that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provides that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment is made. Our obligations under the LoC Facility Agreement are secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account is insufficient to satisfy our reimbursement obligations, the amount outstanding bears interest at a rate per annum equal to the Base Rate (as that term is defined in the LoC Facility Agreement) plus 2.0%. We will indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The LoC Facility Agreement expires on December 31, 2018. We had $3.0 million of letters of credit at June 30, 2018 under the LoC Facility with cash collateral in the amount of $3.7 million. We anticipate providing collateral with our counterparties prior to the expiration of the LoC Facility on December 31, 2018.

Distribution Suspension

Pursuant to the Partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended June 30, 2018, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of June 30, 2018, we had accumulated arrearages of $556.0 million.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of June 30, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q3-Q4	2,475	18
2019	2,020	8
2020	1,146	5

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of June 30, 2018, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of June 30, 2018, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of June 30, 2018. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses.

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

Summary. (The following discussions of financial and operational data for the three months ended June 30, 2018 and 2017 pertain to continuing operations unless otherwise specified.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended June 30, 2018 and 2017:

	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$54.2	$54.3	(0.1)	(0.1%)
Other revenues	0.7	0.4	0.3	74.4%
Total revenues	54.9	54.7	0.2	0.4%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	49.6	44.9	4.7	10.3%
Freight and handling costs	1.4	-	1.4	n/a
Depreciation, depletion and amortization	5.7	5.5	0.2	3.8%
Selling, general and administrative (exclusive of DD&A shown separately above)	2.8	2.7	0.1	3.0%
(Gain)/loss on sale/disposal of assets	(3.5)	0.1	(3.6)	(4494.7%)
(Loss)/income from operations	(1.1)	1.5	(2.6)	(176.3%)
Interest and other (income) expense:
Interest expense and other	1.9	0.9	1.0	98.3%
Interest income and other	-	-	-	n/a
Equity in net (income) of unconsolidated affiliates	-	-	-	(100.0%)
Total interest and other (income) expense	1.9	0.9	1.0	106.9%
Net (loss)/income from continuing operations	(3.0)	0.6	(3.6)	656.6%
Net (loss) from discontinued operations	-	(0.3)	0.3	(100.0%)
Net (loss)/income	$(3.0)	$0.3	(3.3)	(1148.2%)

Total tons sold	1,102.8	1,026.0	76.8	7.5%
Coal revenues per ton	$49.19	$52.92	$(3.73)	(7.1%)
Cost of operations per ton	$44.97	$43.81	$1.16	2.6%

Other Financial Data
Adjusted EBITDA from continuing operations	$4.6	$7.0	$(2.4)	(34.8%)
Adjusted EBITDA from discontinued operations	-	(0.1)	0.1	(100.0%)
Adjusted EBITDA	$4.6	$6.9	$(2.3)	(33.7%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues. Our coal revenues for the three months ended June 30, 2018 decreased by approximately $0.1 million, or 0.1%, to approximately $54.2 million from approximately $54.3 million for the three months ended June 30, 2017. The decrease in coal revenues was primarily due to a decrease in contracted sale prices for tons sold. In addition, the increase in production and sales tons and realization of our coal revenues was limited during the second quarter due to ongoing rail transportation constraints that caused some met and steam coal shipments from our Central Appalachia and Northern Appalachia operations to be delayed into the third quarter of 2018. Coal revenues per ton was $49.19 for the three months ended June 30, 2018, a decrease of $3.73 or 7.1%, from $52.92 per ton for the three months ended June 30, 2017. This decrease in coal revenues per ton was primarily the result of lower contracted sales prices at our Pennyrile operation in the Illinois Basin during the second quarter of 2018 compared to the same period in 2017.

Cost of Operations. Total cost of operations increased by $4.7 million or 10.3% to $49.6 million for the three months ended June 30, 2018 as compared to $44.9 million for the three months ended June 30, 2017. Our cost of operations per ton was $44.97 for the three months ended June 30, 2018, an increase of $1.16, or 2.6%, from the three months ended June 30, 2017. The increase in cost of operations was primarily due to the $2.8 million increase in cost of production at our Central Appalachia operations as cost for diesel fuel, contract services and equipment maintenance increased in the second quarter of 2018.

Freight and Handling. Total freight and handling cost increased to $1.4 million for the three months ended June 30, 2018, while we did not incur any freight and handling costs for the three months ended June 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in the period that required us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended June 30, 2018 was $5.7 million as compared to $5.5 million for the three months ended June 30, 2017.

For the three months ended June 30, 2018, our depreciation expense remained relatively flat at approximately $4.3 million compared to the three months ended June 30, 2017.

For the three months ended June 30, 2018 and 2017, our depletion expense remained relatively flat at approximately $0.5 million.

For the three months ended June 30, 2018 and 2017, our amortization expense remained flat at approximately $0.9 million.

Selling, General and Administrative. SG&A expense for the three months ended June 30, 2018 increased slightly to $2.8 million as compared to $2.7 million for the three months ended June 30, 2017.

Interest Expense. Interest expense for the three months ended June 30, 2018 increased to $1.9 million as compared to $0.9 million for the three months ended June 30, 2017. This increase was primarily due to the higher outstanding debt balance and effective interest rate on the new Financing Agreement.

Net Loss. Net loss was $3.0 million for the three months ended June 30, 2018 compared to net income of $0.6 million for the three months ended June 30, 2017. Our net loss increased during the three months ended June 30, 2018 compared to 2017 primarily due to a decrease in contracted prices for tons sold from our Pennyrile mine. The increase in net loss was partially offset by a gain of $3.6 million on the sale of 232,347 shares of Mammoth Inc. during the second quarter of 2018.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2018 decreased by $2.4 million to $4.6 million from $7.0 million for the three months ended June 30, 2017. Adjusted EBITDA decreased period over period primarily due to the decrease in net income at our Pennyrile mining operation in western Kentucky as discussed below. Adjusted EBITDA for the three months ended June 30, 2017 was $6.9 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the three months ended June 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the three months ended June 30, 2018 and 2017:

Central Appalachia	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$28.1	$25.6	$2.5	9.6%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	-	0.1	n/a
Total revenues	28.2	25.6	2.6	9.6%
Coal revenues per ton	$67.05	$66.42	$0.63	1.0%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	23.3	20.5	2.8	14.0%
Freight and handling costs	1.4	-	1.4	n/a
Depreciation, depletion and amortization	2.3	2.0	0.3	16.1%
Selling, general and administrative costs	0.1	-	0.1	125.3%
Cost of operations per ton	$55.69	$53.05	$2.64	5.0%
Net income from continuing operations	1.0	3.3	(2.3)	(70.1%)
Adjusted EBITDA from continuing operations	3.3	5.3	(2.0)	(38.3%)
Tons sold	418.8	385.6	33.2	8.6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment increased by approximately 8.6% to approximately 0.4 million tons for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to an increase in demand for steam coal tons from this region.

Coal revenues increased by approximately $2.5 million, or 9.6%, to approximately $28.1 million for the three months ended June 30, 2018 from approximately $25.6 million for the three months ended June 30, 2017. This increase was primarily due to the increase in demand for steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $0.63, or 1.0%, to $67.05 per ton for the three months ended June 30, 2018 as compared to $66.42 for the three months ended June 30, 2017. This increase was primarily due to the increase in contract prices for our met coal from this region. However, the increase in production and sales in Central Appalachia and realization of our coal revenues was limited due to ongoing rail transportation constraints that caused some met coal shipments to be delayed into early third quarter of 2018.

Cost of operations increased by $2.8 million, or 14.0%, to $23.3 million for the three months ended June 30, 2018 from $20.5 million for the three months ended June 30, 2017. This increase was primarily due to the increase in cost for diesel fuel, contract services and equipment maintenance during the second quarter of 2018. Our cost of operations per ton of $55.69 for the three months ended June 30, 2018 increased 5.0% compared to $53.05 per ton for the three months ended June 30, 2017. Total cost of operations increased period over period as we increased sales in this region and as we experienced an increase in costs discussed above during the three months ended June 30, 2018.

For our Central Appalachia segment, net income was approximately $1.0 million for the three months ended June 30, 2018, a decrease of $2.3 million in net income as compared to the three months ended June 30, 2017. The decrease in net income was primarily due to lower contracted sales prices for steam coal tons sold from our Central Appalachia mining operations and an increase in cost of operations discussed above.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the three months ended June 30, 2018, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended June 30, 2018	Three months ended June 30, 2017	Increase (Decrease) %*
Met coal tons sold	151.6	182.5	(16.9%)
Steam coal tons sold	267.2	203.1	31.5%
Total tons sold	418.8	385.6	8.6%

Met coal revenue	$14,878	$15,229	(2.3%)
Steam coal revenue	$13,199	$10,380	27.2%
Total coal revenue	$28,077	$25,609	9.6%

Met coal revenues per ton	$98.12	$83.45	17.6%
Steam coal revenues per ton	$49.41	$51.11	(3.3%)
Total coal revenues per ton	$67.05	$66.42	0.9%

Met coal tons produced	124.0	171.7	(27.8%)
Steam coal tons produced	358.2	227.6	57.4%
Total tons produced	482.2	399.3	20.8%

Northern Appalachia	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$3.9	$2.3	$1.6	67.9%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.5	0.4	0.1	63.3%
Total revenues	4.4	2.7	1.7	67.4%
Coal revenues per ton	$40.79	$42.49	$(1.70)	(4.0%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	5.6	3.6	2.0	52.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.3	0.3	-	7.8%
Selling, general and administrative costs	-	-	-	(8.0%)
Cost of operations per ton	$58.40	$66.94	$(8.54)	(12.8%)
Net loss from continuing operations	(1.5)	(1.3)	(0.2)	11.8%
Adjusted EBITDA from continuing operations	(1.2)	(1.1)	(0.1)	13.0%
Tons sold	95.7	54.7	41.0	74.9%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 74.9% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as we experienced increased demand for coal from this region.

Coal revenues were approximately $3.9 million for the three months ended June 30, 2018, an increase of approximately $1.6 million, or 67.9%, from approximately $2.3 million for the three months ended June 30, 2017. Coal revenues per ton decreased by $1.70 or 4.0% to $40.79 per ton for the three months ended June 30, 2108, as compared to $42.49 for the three months ended June 30, 2017, which was primarily due to lower prices for tons sold from our Hopedale complex compared to the prior year. However, the increase in production and sales in Northern Appalachia and realization of our coal revenues was limited due to ongoing rail transportation constraints that caused some steam coal shipments to be delayed into the third quarter of 2018.

Cost of operations increased by $2.0 million, or 52.6%, to $5.6 million for the three months ended June 30, 2018 from $3.6 million for the three months ended June 30, 2017. Our cost of operations per ton was $58.40 for the three months ended June 30, 2018, a decrease of $8.54, or 12.8%, compared to $66.94 for the three months ended June 30, 2017. The increase in total cost of operations Northern Appalachia was due to an increase in maintenance costs and costs for outside services. The decrease in the cost of operations per ton was primarily due to fixed operating costs being allocated to higher tons of coal sold during the current period.

Net loss in our Northern Appalachia segment was $1.5 million for the three months ended June 30, 2018 compared to net loss of $1.3 million for the three months ended June 30, 2017. The increase in net loss for the three months ended June 30, 2018 was primarily due to the decrease in the contracted sales price of tons sold and the increase of cost of operations compared to the same period in 2017.

Rhino Western	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$8.6	$8.8	$(0.2)	(1.2%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	8.6	8.8	(0.2)	(1.2%)
Coal revenues per ton	$35.86	$38.31	$(2.45)	(6.4%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	7.6	6.7	0.9	13.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.0	1.2	(0.2)	(13.3%)
Selling, general and administrative costs	-	-	-	66.5%
Cost of operations per ton	$31.44	$29.13	$2.31	7.9%
Net income/(loss) from continuing operations	-	0.7	(0.7)	(108.5%)
Adjusted EBITDA from continuing operations	1.0	1.9	(0.9)	(49.6%)
Tons sold	241.3	228.7	12.6	5.5%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment increased by approximately 5.5% for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in demand for coal from this region.

Coal revenues decreased by approximately $0.2 million, or 1.2%, to approximately $8.6 million for the three months ended June 30, 2018 from approximately $8.8 million for the three months ended June 30, 2018 primarily due to a decrease in contracted prices for tons sold from the Castle Valley mine compared to the three months ended June 30, 2017. Coal revenues per ton for our Rhino Western segment decreased by $2.45 or 6.4% to $35.86 per ton for the three months ended June 30, 2018 as compared to $38.31 per ton for the three months ended June 30, 2017 due to lower contracted sales prices.

Cost of operations increased by $0.9 million, or 13.9%, to $7.6 million for the three months ended June 30, 2018 from $6.7 million for the three months ended June 30, 2017. Our cost of operations per ton was $31.44 for the three months ended June 30, 2018, an increase of $2.31, or 7.9%, compared to $29.13 for the three months ended June 30, 2017. Total cost of operations and cost of operations per ton increased for the three months ended June 30, 2018 compared to the same period in 2017 due to higher operating expenses.

Net income in our Rhino Western segment was $63,000 for the three months ended June 30, 2018, compared to net income of $0.7 million for the three months ended June 30, 2017. This decrease in net income was primarily the result of higher operating costs our Castle Valley operation.

Illinois Basin	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$13.6	$17.6	$(4.0)	(22.7%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	13.6	17.6	(4.0)	(22.7%)
Coal revenues per ton	$39.22	$49.30	$(10.08)	(20.4%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	13.5	14.6	(1.1)	(7.6%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.0	1.9	0.1	1.5%
Selling, general and administrative costs	0.1	0.1	-	(6.0%)
Cost of operations per ton	$38.86	$40.85	$(1.99)	(4.9%)
Net (loss)/income from continuing operations	(1.9)	1.0	(2.9)	(292.9%)
Adjusted EBITDA from continuing operations	0.1	2.9	(2.8)	(96.6%)
Tons sold	347.0	357.0	(10.0)	(2.8%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold decreased by approximately 2.8% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to timing of shipments.

Coal revenues of approximately $13.6 million for the three months ended June 30, 2018 decreased by approximately $4.0 million, or 22.7%, compared to $17.6 million for the three months ended June 30, 2018. Coal revenues per ton for our Illinois Basin segment were $39.22 for the three months ended June 30, 2018, a decrease of $10.08, or 20.4%, from $49.30 for the three months ended June 30, 2017. The decrease in coal revenues and coal revenues per ton were primarily due to lower contracted prices for tons sold from our Pennyrile mine in western Kentucky.

Cost of operations was $13.5 million while cost of operations per ton was $38.86 for the three months ended June 30, 2018, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended June 30, 2017, cost of operations in our Illinois Basin segment was $14.6 million and cost of operations per ton was $40.85. The decrease in cost of operations and cost of operations per ton for the three months ended June 30, 2018 was primarily the result of a decrease in operating expenses during the second quarter of 2018.

For our Illinois Basin segment, we generated a net loss of $1.9 million for the three months ended June 30, 2018, which was a decrease of $2.9 million compared to the three months ended June 30, 2017. This decrease in net income was primarily the result of a decrease in the contracted sales price for tons sold during the second quarter of 2018 compared to the same period in 2017.

Other	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$0.1	$-	$0.1	2452.3%
Total revenues	0.1	-	0.1	2452.3%
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(0.4)	(0.5)	0.1	(5.8%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.1	-	0.7%
Selling, general and administrative costs	2.6	2.6	-	1.2%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net loss from continuing operations	(0.6)	(3.1)	2.5	(80.7%)
Adjusted EBITDA from continuing operations	1.4	(2.0)	3.4	(165.5%)
Tons sold	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

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

Other revenues for our Other category were relatively flat for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

For the Other category, we had net loss from continuing operations of $0.6 million for the three months ended June 30, 2018 as compared to net loss from continuing operations of $3.1 million for the three months ended June 30, 2017. The decrease in net loss for the three months ended June 30, 2018 was primarily due to a gain of $3.6 million recognized on the sale of Mammoth Inc. shares during the second quarter of 2018.

Summary. (The following discussions of financial and operational data for the six months ended June 30, 2018 and 2017 pertain to continuing operations unless otherwise specified.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the six months ended June 30, 2018 and 2017:

	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$108.5	$105.6	2.9	2.8%
Other revenues	1.2	0.6	0.6	77.9%
Total revenues	109.7	106.2	3.5	3.3%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	99.3	88.2	11.1	12.5%
Freight and handling costs	2.3	0.5	1.8	299.5%
Depreciation, depletion and amortization	11.1	11.0	0.1	1.2%
Selling, general and administrative (exclusive of DD&A shown separately above)	5.5	5.8	(0.3)	(4.5%)
(Gain) on sale/disposal of assets	(6.4)	-	(6.4)	n/a
(Loss/income) from operations	(2.1)	0.7	(2.8)	(408.0%)
Interest and other (income) expense:
Interest expense and other	3.8	2.1	1.7	79.2%
Interest income and other	-	-	-	n/a
Equity in net (income) of unconsolidated affiliates	-	-	-	n/a
Total interest and other (income) expense	3.8	2.1	1.7	82.0%
Net (loss) from continuing operations	(5.9)	(1.4)	(4.5)	314.4%
Net (loss) from discontinued operations	-	(0.3)	0.3	(100.0%)
Net (loss)	$(5.9)	$(1.7)	(4.2)	236.8%

Total tons sold	2,175.4	1,972.6	202.8	10.3%
Coal revenues per ton	$49.88	$53.51	$(3.63)	(6.8%)
Cost of operations per ton	$45.62	$44.71	$0.91	2.0%

Other Financial Data
Adjusted EBITDA from continuing operations	$9.0	$11.7	$(2.7)	(22.7%)
Adjusted EBITDA from discontinued operations	-	-	-	(100.0%)
Adjusted EBITDA	$9.0	$11.7	$(2.7)	(22.7%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues. Our coal revenues for the six months ended June 30, 2018 increased by approximately $2.9 million, or 2.8%, to approximately $108.5 million from approximately $105.6 million for the six months ended June 30, 2017. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the period. However, the increase in production and sales tons and realization of our coal revenues was limited during the six months ended June 30, 2018 due to adverse weather conditions in the first quarter of 2018 that affected coal shipments as well as ongoing rail transportation constraints that caused some met and steam coal shipments from our Central Appalachia and Northern Appalachia operations to be delayed into the third quarter of 2018. Coal revenues per ton was $49.88 for the six months ended June 30, 2018, a decrease of $3.63, or 6.8%, from $53.51 per ton for the six months ended June 30, 2017. This decrease in coal revenues per ton was primarily the result of lower contracted sales prices at our Pennyrile operation in the Illinois Basin during the first half of 2018 compared to the same period in 2017.

Cost of Operations. Total cost of operations increased by $11.1 million or 12.5% to $99.3 million for the six months ended June 30, 2018 as compared to $88.2 million for the six months ended June 30, 2017. Our cost of operations per ton was $45.62 for the six months ended June 30, 2018, an increase of $0.91, or 2.0%, from the six months ended June 30, 2017. The increase in cost of operations was primarily due to the $11.4 million increase in cost of operations at our Central Appalachia segment as demand for met and steam coal increased in this region.

Freight and Handling. Total freight and handling cost increased to $2.3 million for the six months ended June 30, 2018 as compared to $0.5 million for the six months ended June 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in the period that required us to pay for railroad transportation to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the six months ended June 30, 2018 was $11.1 million as compared to $11.0 million for the six months ended June 30, 2017.

For the six months ended June 30, 2018, our depreciation expense decreased to $8.3 million compared to $8.5 million for the six months ended June 30, 2017. This decrease is primarily the result of assets becoming fully depreciated.

For the six months ended June 30, 2018, our depletion expense increased to $1.0 million compared to $0.8 million for the six months ended June 30, 2017. This increase is primarily due to increased production and sales tons for 2018 compared to 2017.

For the six months ended June 30, 2018, our amortization expense increased slightly to $1.8 million as compared to $1.7 million for the three months ended June 30, 2017.

Selling, General and Administrative. SG&A expense for the six months ended June 30, 2018 decreased to $5.5 million as compared to $5.8 million for the three months ended June 30, 2017 primarily due to lower corporate overhead expenses.

Interest Expense. Interest expense for the six months ended June 30, 2018 increased to $3.8 million as compared to $2.1 million for the six months ended June 30, 2017. This increase was primarily due to the higher outstanding debt balance and effective interest rate on the new Financing Agreement.

Net Loss. Net loss was $5.9 million for the six months ended June 30, 2018 compared to net loss from of $1.4 million for the six months ended June 30, 2017. Our net loss increased during the six months ended June 30, 2018 compared to 2017 primarily due to a decrease in contracted prices for tons sold during the period.

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2018 decreased by $2.7 million to $9.0 million from $11.7 million for the six months ended June 30, 2017. Adjusted EBITDA decreased period over period primarily due to the decrease in net income at our Pennyrile and Central Appalachia mining operations as discussed below. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the six months ended June 30, 2018 and 2017:

Central Appalachia	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$59.0	$48.9	$10.1	20.6%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	0.1	-	34.2%
Total revenues	59.1	49.0	10.1	20.7%
Coal revenues per ton	$67.25	$68.96	$(1.71)	(2.5%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	50.2	38.8	11.4	29.3%
Freight and handling costs	2.3	0.5	1.8	299.5%
Depreciation, depletion and amortization	4.5	3.9	0.6	13.7%
Selling, general and administrative costs	0.1	0.1	-	6.6%
Cost of operations per ton	$57.25	$54.77	$2.48	4.5%
Net income from continuing operations	1.9	5.6	(3.7)	(65.8%)
Adjusted EBITDA from continuing operations	6.4	9.6	(3.2)	(33.1%)
Tons sold	877.2	709.1	168.1	23.7%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment increased by approximately 23.7% to approximately 0.9 million tons for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to an increase in demand for steam coal tons from this region.

Coal revenues increased by approximately $10.1 million, or 20.6%, to approximately $59.0 million for the six months ended June 30, 2018 from approximately $48.9 million for the six months ended June 30, 2017. This increase was primarily due to the increase in demand for met and steam coal tons sold from this region. However, the increase in production and sales in Central Appalachia was somewhat limited by adverse weather conditions during the first quarter of 2018 that affected coal shipments as well as ongoing rail transportation constraints that caused some met coal shipments from our Central Appalachia operations to be delayed into early third quarter of 2018. Coal revenues per ton for our Central Appalachia segment decreased by $1.71, or 2.5%, to $67.25 per ton for the six months ended June 30, 2018 as compared to $68.96 for the six months ended June 30, 2017, which was primarily due to a higher mix of lower priced steam coal tons sold in Central Appalachia compared to the prior period.

Cost of operations increased by $11.4 million, or 29.3%, to $50.2 million for the six months ended June 30, 2018 from $38.8 million for the six months ended June 30, 2017. This increase was primarily due to the increase in cost of production at our Central Appalachia operations as cost for diesel fuel, contract services and equipment maintenance increased during the six months ended June 30, 2018. Our cost of operations per ton of $57.25 for the six months ended June 30, 2018 increased 4.5% compared to $54.77 per ton for the six months ended June 30, 2017. Total cost of operations increased period over period as we increased sales in this region and as we experienced an increase in costs discussed above during the six months ended June 30, 2018.

For our Central Appalachia segment, net income was approximately $1.9 million for the six months ended June 30, 2018, a decrease of $3.7 million in net income as compared to the six months ended June 30, 2017. The decrease in net income was primarily due to higher cost of operations and mix of coal tons sold as discussed above.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the six months ended June 30, 2018, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Six months ended June 30, 2018	Six months ended June 30, 2017	Increase (Decrease) %*
Met coal tons sold	364.2	378.4	(3.8%)
Steam coal tons sold	513.0	330.7	55.1%
Total tons sold	877.2	709.1	23.7%

Met coal revenue	$34,129	$31,846	7.2%
Steam coal revenue	$24,861	$17,055	45.8%
Total coal revenue	$58,990	$48,901	20.6%

Met coal revenues per ton	$93.72	$84.16	11.4%
Steam coal revenues per ton	$48.46	$51.57	(6.0%)
Total coal revenues per ton	$67.25	$68.96	(2.5%)

Met coal tons produced	250.5	352.7	(29.0%)
Steam coal tons produced	639.1	378.0	69.1%
Total tons produced	889.6	730.7	21.8%

Northern Appalachia	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$7.6	$6.2	$1.4	22.8%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.9	0.5	0.5	68.5%
Total revenues	8.5	6.7	1.9	26.7%
Coal revenues per ton	$40.96	$42.38	$(1.42)	(3.3%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	10.7	8.2	2.5	31.2%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.4	0.6	(0.2)	(24.7%)
Selling, general and administrative costs	-	0.1	(0.1)	(98.6%)
Cost of operations per ton	$57.82	$55.99	$1.83	3.3%
Net loss from continuing operations	(2.5)	(2.1)	(0.4)	27.7%
Adjusted EBITDA from continuing operations	(2.2)	(1.4)	(0.8)	49.9%
Tons sold	185.3	145.9	39.4	27.0%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 27.0% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to increase in demand for coal from this region during the second quarter of 2018.

Coal revenues were approximately $7.6 million for the six months ended June 30, 2018, an increase of approximately $1.4 million, or 22.8%, from approximately $6.2 million for the six months ended June 30, 2017. However, the increase in production and sales in Northern Appalachia was somewhat limited by adverse weather conditions during the first quarter of 2018 that affected coal shipments as well as ongoing rail transportation constraints that caused some coal shipments to be delayed into the third quarter of 2018. Coal revenues per ton decreased by $1.42 or 3.3% to $40.96 per ton for the six months ended June 30, 2108, as compared to $42.38 for the six months ended June 30, 2017, which was primarily due to lower contracted prices for tons sold during the first half of 2018.

Cost of operations increased by $2.5 million, or 31.2%, to $10.7 million for the six months ended June 30, 2018 from $8.2 million for the six months ended June 30, 2017. Our cost of operations per ton was $57.82 for the six months ended June 30, 2018, an increase of $1.83, or 3.3%, compared to $55.99 for the six months ended June 30, 2017. The increase in total cost of operations and cost of operations per ton in Northern Appalachia was primarily due to the increase in maintenance costs and costs for outside services during the six months ended June 30, 2018.

Net loss in our Northern Appalachia segment was $2.5 million for the six months ended June 30, 2018 compared to net loss of $2.1 million for the six months ended June 30, 2017. The increase in net loss from continuing operations for the six months ended June 30, 2018 was primarily due to the increase in operating expenses and lower revenues per ton sold as discussed above compared to the same period in 2017.

Rhino Western	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$16.7	$16.1	$0.6	4.1%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	-	0.1	217.5%
Total revenues	16.8	16.1	0.7	4.1%
Coal revenues per ton	$35.90	$38.26	$(2.36)	(6.2%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	13.6	13.4	0.2	1.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.1	2.3	(0.2)	(9.3%)
Selling, general and administrative costs	0.1	-	0.1	29.9%
Cost of operations per ton	$29.24	$31.92	$(2.68)	(8.4%)
Net income/(loss) from continuing operations	0.9	0.2	0.7	485.9%
Adjusted EBITDA from continuing operations	3.0	2.5	0.5	21.5%
Tons sold	465.6	419.7	45.9	10.9%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Coal sales from our Rhino Western segment increased by approximately 10.9% for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to increased customer demand.

Coal revenues increased by approximately $0.6 million, or 4.1%, to approximately $16.7 million for the six months ended June 30, 2018 from approximately $16.1 million for the six months ended June 30, 2017 primarily due to an increase in tons sold from the Castle Valley mine for the six months ended June 30, 2018. Coal revenues per ton for our Rhino Western segment decreased by $2.36 or 6.2% to $35.90 per ton for the six months ended June 30, 2018 as compared to $38.26 per ton for the six months ended June 30, 2017 due to lower contracted sales prices.

Cost of operations increased by $0.2 million, or 1.6%, to $13.6 million for the six months ended June 30, 2018 from $13.4 million for the six months ended June 30, 2017. Our cost of operations per ton was $29.24 for the six months ended June 30, 2018, a decrease of $2.68, or 8.4%, compared to $31.92 for the six months ended June 30, 2017. The decrease in the cost of operations per ton was primarily due to fixed operating costs being allocated to higher tons of coal sold during the six months ended June 30, 2018.

Net income in our Rhino Western segment was $0.9 million for the six months ended June 30, 2018, compared to net income of $0.2 million for the six months ended June 30, 2017. This increase in net income from continuing operations was primarily the result of the increase in tons sold at our Castle Valley operation.

Illinois Basin	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$25.2	$34.4	$(9.2)	(26.7%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	25.2	34.4	(9.2)	(26.7%)
Coal revenues per ton	$38.97	$49.31	$(10.34)	(21.0%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	25.5	28.7	(3.2)	(11.3%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	3.9	4.0	(0.1)	(0.9%)
Selling, general and administrative costs	0.1	0.1	-	(6.7%)
Cost of operations per ton	$39.39	$41.19	$(1.80)	(4.4%)
Net (loss)/income from continuing operations	(4.2)	1.6	(5.8)	(358.5%)
Adjusted EBITDA from continuing operations	(0.3)	5.6	(5.9)	(105.2%)
Tons sold	647.3	697.9	(50.6)	(7.3%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold decreased by approximately 7.3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as adverse weather conditions limited barge shipments from our Pennyrile mine during the first quarter of 2018.

Coal revenues of approximately $25.2 million for the six months ended June 30, 2018 decreased by approximately $9.2 million, or 26.7%, compared to $34.4 million for the six months ended June 30, 2017. Coal revenues per ton for our Illinois Basin segment were $38.97 for the six months ended June 30, 2018, a decrease of $10.34, or 21.0%, from $49.31 for the six months ended June 30, 2017. The decrease in coal revenues and coal revenues per ton was primarily due to lower contracted prices for tons sold from our Pennyrile mine in western Kentucky during the first half of 2018.

Cost of operations was $25.5 million while cost of operations per ton was $39.39 for the six months ended June 30, 2018, both of which related to our Pennyrile mining complex in western Kentucky. For the six months ended June 30, 2017, cost of operations in our Illinois Basin segment was $28.7 million and cost of operations per ton was $41.19. The decrease in cost of operations for the six months ended June 30, 2018 was primarily the result of a decrease in production and sales as adverse weather conditions limited barge shipments in the first quarter of 2018.

For our Illinois Basin segment, we generated net loss from continuing operations of $4.2 million for the six months ended June 30, 2018, which was a decrease in net income of $5.8 million compared to the six months ended June 30, 2017. This decrease in net income was primarily the result of a decrease in the contracted sales price for tons sold and a decrease in tons shipped due to adverse weather conditions during the first quarter of 2018 compared to the same period in 2017.

Other	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2018	June 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$0.1	$-	$0.1	1042.1%
Total revenues	0.1	-	0.1	1042.1%
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(0.7)	(0.9)	0.2	(16.9%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.2	0.2	-	(7.5%)
Selling, general and administrative costs	5.2	5.5	(0.3)	(4.6%)
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net loss from continuing operations	(2.0)	(6.7)	4.7	(72.3%)
Adjusted EBITDA from continuing operations	2.2	(4.6)	6.8	(146.9%)
Tons sold	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

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

Other revenues for our Other category were $0.1 million for the six months ended June 30, 2018 as compared to $9,000 for the six months ended June 30, 2017.

For the Other category, we had net loss of $2.0 million for the six months ended June 30, 2018 as compared to net loss of $6.7 million for the six months ended June 30, 2017. The decrease in net loss for the six months ended June 30, 2018 was primarily due to a gain of $6.5 million recognized on the sale of Mammoth Inc. shares during the first half of 2018.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$1.0	$(1.5)	$-	$(1.9)	$(0.6)	$(3.0)
Plus:
DD&A	2.3	0.3	1.0	2.0	0.1	5.7
Interest expense	-	-	-	-	1.9	1.9
EBITDA from continuing operations†	$3.3	$(1.2)	$1.0	$0.1	$1.4	$4.6
Adjusted EBITDA from continuing operations†	3.3	(1.2)	1.0	0.1	1.4	4.6
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$3.3	$(1.2)	$1.0	$0.1	$1.4	$4.6

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$3.3	$(1.3)	$0.7	$1.0	$(3.1)	$0.6
Plus:
DD&A	2.0	0.3	1.2	1.9	0.1	5.5
Interest expense	-	-	-	-	0.9	0.9
EBITDA from continuing operations†	$5.3	$(1.0)	$1.9	$2.9	$(2.1)	$7.0
Adjusted EBITDA from continuing operations†	5.3	(1.0)	1.9	2.9	(2.1)	7.0
EBITDA from discontinued operations	-	(0.1)	-	-	-	(0.1)
Adjusted EBITDA	$5.3	$(1.1)	$1.9	$2.9	$(2.1)	$6.9

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$1.9	$(2.5)	$0.9	$(4.2)	$(2.0)	$(5.9)
Plus:
DD&A	4.5	0.4	2.1	3.9	0.2	11.1
Interest expense	-	-	-	-	3.8	3.8
EBITDA from continuing operations†	$6.4	$(2.1)	$3.0	$(0.3)	$2.0	$9.0
Adjusted EBITDA from continuing operations†	6.4	(2.1)	3.0	(0.3)	2.0	9.0
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$6.4	$(2.1)	$3.0	$(0.3)	$2.0	$9.0

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$5.6	$(2.1)	$0.2	$1.6	$(6.7)	$(1.4)
Plus:
DD&A	3.9	0.6	2.3	4.0	0.2	11.0
Interest expense	-	-	-	-	2.1	2.1
EBITDA from continuing operations†	$9.5	$(1.5)	$2.5	$5.6	$(4.4)	$11.7
Adjusted EBITDA from continuing operations†	9.5	(1.5)	2.5	5.6	(4.4)	11.7
EBITDA from discontinued operations		-	-	-	-	-
Adjusted EBITDA †	$9.5	$(1.5)	$2.5	$5.6	$(4.4)	$11.7

*	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Net cash (used in)/provided by operating activities	$(1.7)	$6.0	$6.6	$7.3
Plus:
Increase in net operating assets	1.9	1.4	-	4.9
Gain on sale of assets	3.5	-	6.4	-
Interest expense	1.9	1.0	3.8	2.1
Decrease in deferred revenue	0.2	-	0.2	-
Equity in net income of unconsolidated affiliate	-	0.1	-	0.1
Less:
Decrease in net operating assets	-	-	5.7	-
Amortization of advance royalties	0.2	0.3	0.4	0.6
Amortization of debt issuance costs	0.4	0.4	0.8	0.7
Amortization of common unit warrants	0.1	-	0.2	-
Loss on retirement of advanced royalties	-	-	0.1	0.1
Loss on sale of assets	-	0.1	-	0.1
Equity-based compensation	0.2	0.3	0.2	0.3
Accretion on asset retirement obligations	0.3	0.5	0.6	0.9
EBITDA†	$4.6	$6.9	$9.0	$11.7
Adjusted EBITDA†	4.6	6.9	9.0	11.7
Less: EBITDA from discontinued operations	-	(0.1)	-	-
Adjusted EBITDA from continuing operations †	$4.6	$7.0	$9.0	$11.7

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of June 30, 2018, our available liquidity was $3.1 million. We also have a delayed draw term loan commitment in the amount of $40 million (under which we have drawn approximately $5 million) contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

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

Cash Flows

Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2018 as compared to $7.3 million for the six months ended June 30, 2017. This decrease in cash provided by operating activities was primarily the result of lower net income as discussed above.

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2018 as compared to net cash used in investing activities of $9.3 million for the six months ended June 30, 2017. The decrease in cash used in investing activities was primarily due to the proceeds received from the sale of Mammoth Inc. shares partially offset by an increase in capital expenditures for the six months ended June 30, 2018.

Net cash used in financing activities was $20.9 million for the six months ended June 30, 2018, which was primarily attributable to repayments on our Financing Agreement and payment of the distribution on the Series A preferred units. Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2017, which was primarily due to net borrowings on our former revolving credit facility.

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

Actual maintenance capital expenditures for the six months ended June 30, 2018 were approximately $7.7 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2018 were approximately $8.3 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines.

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

During the first quarter of 2018, we paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. We have accrued $0.6 million for distributions to holders of the Series A preferred units for the six months ended June 30, 2018.

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

The Financing Agreement requires us to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the business and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Inc. and use the net proceeds therefrom to prepay outstanding term loans and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict our ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of our respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018.

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

On April 17, 2018, we amended our Financing Agreement to allow for certain activities, including a sale leaseback of certain pieces of equipment, the extension of the due date for lease consents required under the Financing Agreement to June 30, 2018 and the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provided that the Partnership could sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. The Partnership reduced its outstanding debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment; provided, however, that the loan is required to be repaid in full by October 26, 2018. The consent also includes a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

At June 30, 2018, $29.8 million was outstanding under the Financing Agreement at a variable interest rate of Libor plus 10.00% (11.97% June 30, 2018).

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

As of June 30, 2018, we had $3.0 million in letters of credit outstanding, all of which served as collateral for surety bonds.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of June 30, 2018.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2018 is included in Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

4.1	Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

4.2	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

10.1	Consent to Financing Agreement dated as of April 17, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on April 23, 2018

10.2	Consent to Financing Agreement dated as of July 27, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on July 31, 2018.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended June 30, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: August 10, 2018	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/ W. Scott Morris
W. Scott Morris
Vice President and Chief Financial Officer
(Principal Financial Officer)

