Form 10-Q
period 2018-09-30
Rhino Resource Partners LP
filed 2018-11-09
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 2, 2018, 13,098,353 common units, 1,145,743 subordinated units and 1,500,000 Series A preferred units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,568	$8,796
Restricted cash	-	7,116
Accounts receivable, net of allowance for doubtful accounts ($0.3 million as of September 30, 2018 and -0- as of December 31, 2017)	25,410	20,386
Inventories	9,542	12,860
Advance royalties, current portion	852	495
Investment in available for sale securities	3,029	11,165
Prepaid expenses and other	3,663	2,891
Total current assets	48,064	63,709
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	450,307	440,843
Less accumulated depreciation, depletion and amortization	(273,518)	(263,520)
Net property, plant and equipment	176,789	177,323
Advance royalties, net of current portion	7,837	7,901
Deposits - Workers’ Compensation and Surety Programs	8,209	-
Investment in unconsolidated affiliates	-	130
Restricted cash	-	5,209
Other non-current assets	29,354	28,508
TOTAL	$270,253	$282,780
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,661	$9,329
Accrued expenses and other	10,516	11,186
Accrued preferred distributions	1,788	6,038
Current portion of long-term debt	7,595	5,475
Current portion of asset retirement obligations	498	498
Total current liabilities	39,058	32,526
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	23,195	28,573
Asset retirement obligations, net of current portion	18,859	18,164
Other non-current liabilities	48,386	48,071
Total non-current liabilities	90,440	94,808
Total liabilities	129,498	127,334
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	118,339	130,233
General partner	8,804	8,855
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 11)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Accumulated other comprehensive income	1,474	4,220
Total partners’ capital	140,755	155,446
TOTAL	$270,253	$282,780

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
REVENUES:
Coal sales	$71,866	$56,266	$180,383	$161,820
Other revenues	699	420	1,906	1,098
Total revenues	72,565	56,686	182,289	162,918
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	60,786	44,751	160,031	132,939
Freight and handling costs	5,848	1,237	8,225	1,832
Depreciation, depletion and amortization	5,629	5,060	16,733	16,037
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2,785	2,663	8,281	8,419
(Gain) on sale/disposal of assets—net	(784)	(83)	(7,217)	(38)
Total costs and expenses	74,264	53,628	186,053	159,189
(LOSS)/INCOME FROM OPERATIONS	(1,699)	3,058	(3,764)	3,729
INTEREST AND OTHER EXPENSE/(INCOME):
Interest expense	2,831	1,011	6,629	3,131
Interest income and other	-	(86)	(7)	(86)
Equity in net (income) of unconsolidated affiliates	-	-	-	(36)
Total interest and other expense	2,831	925	6,622	3,009
NET (LOSS)/INCOME BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(4,530)	2,133	(10,386)	720
INCOME TAXES	-	-	-	-
NET (LOSS)/INCOME FROM CONTINUING OPERATIONS	(4,530)	2,133	(10,386)	720
DISCONTINUED OPERATIONS (NOTE 3)
Loss from discontinued operations	-	(461)	-	(787)
NET (LOSS)/INCOME	(4,530)	1,672	(10,386)	(67)
Other comprehensive (loss)/income:
Fair market value adjustment for available-for-sale investment	(506)	(990)	3,874	1,030
Reclass for disposition	-	-	(6,621)	-
Total other comprehensive (loss)/income	(506)	(990)	(2,747)	1,030
COMPREHENSIVE (LOSS)/INCOME	$(5,036)	$682	$(13,133)	$963

General partner’s interest in net (loss)/income:
Net (loss)/income from continuing operations	$(24)	$2	$(51)	$(15)
Net (loss) from discontinued operations	-	(1)	-	(3)
General partner’s interest in net (loss)/income	$(24)	$1	$(51)	$(18)
Common unitholders’ interest in net (loss)/income:
Net (loss)/income from continuing operations	$(5,228)	$445	$(11,144)	$(3,088)
Net (loss) from discontinued operations	-	(420)	-	(715)
Common unitholders’ interest in net (loss)/income:	$(5,228)	$25	$(11,144)	$(3,803)
Subordinated unitholders’ interest in net (loss)/income:
Net (loss)/income from continuing operations	$(457)	$42	$(979)	$(295)
Net (loss) from discontinued operations	-	(40)	-	(69)
Subordinated unitholders’ interest in net (loss)/income:	$(457)	$2	$(979)	$(364)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$1,179	$1,644	$1,788	$4,118
Net income from discontinued operations	-	-	-	-
Preferred unitholders’ interest in net income	$1,179	$1,644	$1,788	$4,118
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss)/income per unit from continuing operations	$(0.40)	$0.03	$(0.86)	$(0.24)
Net (loss) per unit from discontinued operations	-	(0.03)	-	(0.05)
Net (loss) per common unit, basic	$(0.40)	$-	$(0.86)	$(0.29)
Subordinated units
Net (loss)/income per unit from continuing operations	(0.40)	$0.03	$(0.86)	$(0.24)
Net (loss) per unit from discontinued operations	-	(0.03)	-	(0.05)
Net (loss) per subordinated unit, basic	$(0.40)	$-	$(0.86)	$(0.29)
Preferred units
Net income per unit from continuing operations	$0.79	$1.10	$1.19	$2.75
Net income per unit from discontinued operations	-	-	-	-
Net income per preferred unit, basic	$0.79	$1.10	$1.19	$2.75
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss)/income per unit from continuing operations	$(0.40)	$0.03	$(0.86)	$(0.24)
Net (loss) per unit from discontinued operations	-	(0.03)	-	(0.05)
Net (loss) per common unit, diluted	$(0.40)	$-	$(0.86)	$(0.29)
Subordinated units
Net (loss)/income per unit from continuing operations	$(0.40)	$0.03	$(0.86)	$(0.24)
Net (loss) per unit from discontinued operations	-	(0.03)	-	(0.05)
Net (loss) per subordinated unit, diluted	$(0.40)	$-	$(0.86)	$(0.29)
Preferred units
Net income per unit from continuing operations	$0.79	$1.10	$1.19	$2.75
Net income per unit from discontinued operations	-	-	-	-
Net income per preferred unit, diluted	$0.79	$1.10	$1.19	$2.75

Weighted average number of limited partner units outstanding, basic:
Common units	13,098	12,994	13,035	12,942
Subordinated units	1,146	1,236	1,146	1,236
Preferred units	1,500	1,500	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	13,098	12,994	13,035	12,942
Subordinated units	1,146	1,236	1,146	1,236
Preferred units	1,500	1,500	1,500	1,500

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(10,386)	$(67)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	16,733	16,495
Accretion on asset retirement obligations	954	1,422
Amortization of advance royalties	502	876
Amortization of debt issuance costs	1,432	1,068
Provision for doubtful accounts	294	-
Amortization of debt discount	316	-
Equity in net loss/(income) of unconsolidated affiliates	-	(36)
Loss on retirement of advance royalties	108	136
(Gain) on sale/disposal of assets—net	(719)	(40)
(Gain) on sale of Mammoth shares	(6,498)	-
Equity based compensation	230	260
Changes in assets and liabilities:
Accounts receivable	(5,223)	(4,820)
Inventories	3,319	(3,285)
Advance royalties	(904)	(962)
Prepaid expenses and other assets	(1,618)	(1,923)
Accounts payable	8,865	1,239
Accrued expenses and other liabilities	391	2,888
Asset retirement obligations	(259)	(34)
Net cash provided by operating activities	7,537	13,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(20,525)	(14,306)
Proceeds from sales of property, plant, and equipment	4,802	506
Proceeds from business disposal	-	890
Proceeds from sale of Mammoth shares	11,887	-
Net cash used in investing activities	(3,836)	(12,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	98,350
Repayments on line of credit	-	(98,450)
Proceeds from short-term borrowing	5,000	-
Repayments on long-term debt	(10,208)	-
Proceeds from issuance of other debt	1,622	-
Repayments on other debt	(540)	-
Deposit for workers’ compensation and surety programs	(8,209)	-
Payments on debt issuance costs	(879)	(227)
Preferred distributions paid	(6,039)	-
Net cash used in financing activities	(19,253)	(327)
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,552)	(20)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	21,120	47
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$5,568	$27

Summary Statement of Financial Position:
Cash and cash equivalents	$5,568	$27
Restricted cash	-	-
	$5,568	$27

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Unaudited Interim Financial Information. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2018, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2017 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Revenue Recognition. The Partnership adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts recorded on the Partnership’s financial statements (See Note 15 for additional discussion). Most of the Partnership’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

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

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The Partnership has established an implementation team and is implementing a new lease accounting information system. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Partnership will adopt the standard in the first quarter of 2019 and elect this transition method to apply the standard prospectively. While the Partnership is currently evaluating the impact of adoption of this ASU, the adoption is expected to result in a material increase in the assets and liabilities recorded on the Condensed Consolidated Balance Sheets.

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

3. DISCONTINUED OPERATIONS

Sands Hill Mining LLC

Major components of net (loss) from discontinued operations for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Major line items constituting (loss) from discontinued operations for the Sands Hill Mining disposal:
Coal sales	$-	$194	$-	$1,131
Limestone sales	-	1,003	-	3,089
Other revenues	-	462	-	1,294
Total revenues	-	1,659	-	5,514

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	1,704	-	5,128
Depreciation, depletion and amortization	-	127	-	458
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	8	-	34
Freight and handling costs		281	-	683
(Gain) on sale/disposal of assets, net	-	-	-	(2)
Total costs and expenses	-	2,120	-	6,301
(Loss) from discontinued operations before income taxes for the Sands Hill Mining disposal	-	(461)	-	(787)
Income taxes	-	-	-	-
Net (loss) from discontinued operations	$-	$(461)	$-	$(787)

Cash Flows

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Partnership did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash operating items or non-cash investing items for any period presented.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Other prepaid expenses	$1,340	$920
Prepaid insurance	1,890	1,445
Prepaid leases	127	92
Supply inventory	306	434
Total Prepaid expenses and other	$3,663	$2,891

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2018 and December 31, 2017 are summarized by major classification as follows:

	Useful Lives	September 30, 2018	December 31, 2017
		(in thousands)
Land		$13,783	$14,687
Mining and other equipment and related facilities	2 - 20 Years	305,595	298,293
Mine development costs	1 - 15 Years	60,422	58,566
Coal properties	1 - 15 Years	64,070	64,070
Construction work in process		6,437	5,227
Total		450,307	440,843
Less accumulated depreciation, depletion and amortization		(273,518)	(263,520)
Net		$176,789	$177,323

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs and amortization expense for asset retirement costs for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$4,276	$3,843	$12,607	$12,324
Depletion expense for coal properties and oil and natural gas properties	467	450	1,419	1,221
Amortization expense for mine development costs	777	721	2,348	2,265
Amortization expense for asset retirement costs	109	46	359	227
Total depreciation, depletion and amortization	$5,629	$5,060	$16,733	$16,037

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

6. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Deposits and other	$1,260	$423
Due (to)/from Rhino GP	(30)	(61)
Non-current receivable	27,806	27,806
Deferred expenses	318	340
Total	$29,354	$28,508

Non-current receivable. The non-current receivable balance of $27.8 million as of September 30, 2018 and December 31, 2017 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $27.8 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Payroll, bonus and vacation expense	$1,988	$2,633
Non income taxes	2,878	2,738
Royalty expenses	1,713	2,410
Accrued interest	161	132
Health claims	746	871
Workers’ compensation & pneumoconiosis	1,750	1,750
Other	1,280	652
Total	$10,516	$11,186

8. DEBT

Debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Note payable-Financing Agreement	$34,778	$40,000
Note payable-other debt	1,095	-
Net unamortized debt issuance costs	(4,135)	(4,688)
Net unamortized original issue discount	(948)	(1,264)
Total	30,790	34,048
Less current portion	(7,595)	(5,475)
Long-term debt	$23,195	$28,573

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

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Services Inc. and use the net proceeds therefrom to prepay outstanding term loans, which was completed during the first half of 2018 and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018. See Note 19 for information relating to the lenders’ waiver of the Fixed Charge Coverage Ratio for the six-month period ending September 30, 2018.

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

On July 27, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent included the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

At September 30, 2018, the Partnership had $29.8 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.25%) and $5.0 million of borrowings outstanding at a fixed interest rate of 12.34%.

Letter of Credit Facility-PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provided that the Partnership pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that the Partnership reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. The Partnership’s obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. The Partnership was to indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The Partnership provided cash collateral to its counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. The Partnership had no outstanding letters of credit at September 30, 2018.

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2018 and the year ended December 31, 2017 are as follows:

	Nine months ended	Year ended
	September 30, 2018	December 31, 2017
	(in thousands)
Balance at beginning of period (including current portion)	$18,662	$19,108
Accretion expense	954	1,493
Adjustment resulting from disposal of property	-	(223)
Adjustments to the liability from annual recosting and other	-	(1,656)
Liabilities settled	(259)	(60)
Balance at end of period	19,357	18,662
Less current portion of asset retirement obligation	(498)	(498)
Long-term portion of asset retirement obligation	$18,859	$18,164

10. EMPLOYEE BENEFITS

401(k) Plans

The Operating Company sponsors a defined contribution savings plans for all employees. Under the defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the three and nine months ended September 30, 2018 and 2017 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
401(k) plan expense	$459	$376	$1,288	$1,070

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

During the first quarter of 2018, the Partnership paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. The Partnership has accrued $1.8 million for distributions to holders of the Series A preferred units for the nine months ended September 30, 2018.

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

Other Comprehensive Income

On April 12, 2018 the Partnership sold 232,347 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) for net cash consideration of $7.1 million. The Partnership used $3.4 million of the proceeds to reduce its debt balance. The Partnership recorded a gain on the sale of approximately $3.6 million and reduced Other Comprehensive income by $4.0 million as a result of the disposition. On January 19, 2018 the Partnership sold 232,347 shares of Mammoth Inc. for net cash consideration of $4.8 million. The proceeds were used to reduce the Partnership’s debt balance. The Partnership recorded a gain on the sale of $2.9 million and reduced Other Comprehensive income by $2.6 million as a result of the disposition. As of September 30, 2018 and December 31, 2017, the Partnership recorded fair market value adjustments of $3.9 million and $2.6 million, respectively, for its available-for-sale investment in Mammoth Inc. based on the market value of the shares at September 30, 2018 and December 31, 2017, respectively, which was recorded in Other Comprehensive Income. As of September 30, 2018 and December 31, 2017, the Partnership recorded its investment in Mammoth Inc. as a current asset, which was classified as available-for-sale. The Partnership has included its investment in Mammoth Inc. in its Other category for segment reporting purposes. As of September 30, 2018, the Partnership owned 104,100 shares of Mammoth Inc.

Accumulated Distribution Arrearages

Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended September 30, 2018, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of September 30, 2018, the Partnership had accumulated arrearages of $614.5 million.

12. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended September 30, 2018 and 2017:

Three months ended September 30, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(24)	$(5,228)	$(457)	$1,179
Net(loss)/income from discontinued operations	-	-	-	-
Total interest in net (loss)/income	$(24)	$(5,228)	$(457)	$1,179
Denominator:
Weighted average units used to compute basic EPU	n/a	13,098	1,146	1,500
Weighted average units used to compute diluted EPU	n/a	13,098	1,146	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.40)	$(0.40)	$0.79
Net(loss/income) per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.40)	$(0.40)	$0.79
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.40)	$(0.40)	0.79
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, diluted	n/a	$(0.40)	$(0.40)	0.79

Three months ended September 30, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net income from continuing operations	$2	$445	$42	$1,644
Net (loss) from discontinued operations	(1)	(420)	(40)	-
Total interest in net income	$1	$25	$2	1,644
Denominator:
Weighted average units used to compute basic EPU	n/a	12,994	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,994	1,236	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$0.03	$0.03	$1.10
Net (loss) per unit from discontinued operations	n/a	(0.03)	(0.03)	-
Net (loss)/income per common unit, basic	n/a	$-	$-	$1.10
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$0.03	$0.03	$1.10
Net (loss) per unit from discontinued operations	n/a	(0.03)	(0.03)	-
Net (loss)/income per common unit, diluted	n/a	$-	$-	$1.10

Nine months ended September 30, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(51)	$(11,144)	$(979)	$1,788
Net (loss)/income from discontinued operations	-	-	-	-
Total interest in net (loss)/income	$(51)	$(11,144)	$(979)	$1,788
Denominator:
Weighted average units used to compute basic EPU	n/a	13,035	1,146	1,500
Weighted average units used to compute diluted EPU	n/a	13,035	1,146	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.86)	$(0.86)	$1.19
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.86)	$(0.86)	$1.19
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.86)	$(0.86)	1.19
Net (loss)/income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, diluted	n/a	$(0.86)	$(0.86)	1.19

Nine months ended September 30, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss/income):
Net (loss)/income from continuing operations	$(15)	$(3,088)	$(295)	4,118
Net (loss) from discontinued operations	(3)	(715)	(69)	-
Total interest in net (loss)/income	$(18)	$(3,803)	$(364)	4,118
Denominator:
Weighted average units used to compute basic EPU	n/a	12,942	1,236	1,500
Weighted average units used to compute diluted EPU	n/a	12,942	1,236	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.24)	$(0.24)	$2.75
Net (loss) per unit from discontinued operations	n/a	(0.05)	(0.05)	-
Net (loss)/income per common unit, basic	n/a	$(0.29)	$(0.29)	$2.75
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.24)	$(0.24)	$2.75
Net (loss) per unit from discontinued operations	n/a	(0.05)	(0.05)	-
Net (loss)/income per common unit, diluted	n/a	$(0.29)	$(0.29)	$2.75

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for three and nine months ended September 30, 2018 and the nine months ended September 30, 2017, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. The Partnership earned total net income for the three months ended September 30, 2017 but did not have any potential dilutive units outstanding during the period. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 11 for the nine months ended September 30, 2018.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2018, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q4	1,283	14
2019	2,107	10
2020	1,446	6

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership incurred purchase coal expense of $31,000 from coal purchase contracts or expense from OTC purchases for the three and nine months ended September 30, 2018 and no purchase coal expense for the three and nine months ended September 30, 2017.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2018 and 2017 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Lease expense	$1,242	$725	$2,648	$3,198
Royalty expense	$3,320	$3,602	$10,431	$10,888

14. MAJOR CUSTOMERS

The Partnership had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30,	December 31,	Nine months	Nine months
	2018	2017	ended	ended
	Receivable	Receivable	September 30,	September 30,
	Balance	Balance	2018 Sales	2017 Sales
	(in thousands)
Javelin Global	$4,628	$2,470	$29,267	$-
Dominion Energy	593	1,232	17,166	17,148
Integrity Coal	-	2,238	15,534	18,152
Big Rivers Electric Corporation	642	-	15,586	18,387
LG&E	700	1,483	10,309	30,971

15. REVENUE

The Partnership adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the three and nine months ended September 30, 2018 and 2017. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the three and nine months ended September 30, 2018 and 2017.

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

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the three months ended September 30, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$13,979	$5,229	$10,254	$12,529	$-	$41,991
Met coal	29,875	-	-	-	-	29,875
Other revenue	36	602	-	-	61	699
Total	$43,890	$5,831	$10,254	$12,529	$61	$72,565

The following table disaggregates revenue by type for each reportable segment for the three months ended September 30, 2017:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$9,580	$4,361	$9,080	$14,960	$-	$37,981
Met coal	18,285	-	-	-	-	18,285
Other revenue	27	377	-	5	11	420
Total	$27,892	$4,738	$9,080	$14,965	$11	$56,686

The following table disaggregates revenue by type for each reportable segment for the nine months ended September 30, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$38,840	$12,821	$26,970	$37,748	$-	$116,379
Met coal	64,004	-	-	-	-	64,004
Other revenue	154	1,576	10	-	166	1,906
Total	$102,998	$14,397	$26,980	$37,748	$166	$182,289

The following table disaggregates revenue by type for each reportable segment for the nine months ended September 30, 2017:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$26,634	$10,544	$25,138	$49,373	$-	$111,689
Met coal	50,131	-	-	-	-	50,131
Other revenue	114	955	3	5	21	1,098
Total	$76,879	$11,499	$25,141	$49,378	$21	$162,918

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s Financing Agreement was determined based upon a market approach and approximates the carrying value at September 30, 2018. The fair value of the Partnership’s Financing Agreement is a Level 2 measurement.

As of September 30, 2018 and December 31, 2017, the Partnership had a recurring fair value measurement relating to its investment in Mammoth Inc. As discussed in Note 11, the Partnership owned 104,100 shares of Mammoth Inc. as of September 30, 2018. The Partnership’s shares of Mammoth Inc. are classified as an available-for-sale investment on the Partnership’s unaudited condensed consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth Inc. shares is a Level 1 measurement.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $4.9 million and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017 excludes approximately $1.1 million and $1.3 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

18. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States.

As of September 30, 2018, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses.

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

Reportable segment results of operations for the three months ended September 30, 2018 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$43,890	$5,831	$10,255	$12,529	$60	$72,565
DD&A	2,200	385	978	1,974	92	5,629
Interest expense	-	-	-	-	2,831	2,831
Net income (loss) from continuing operations	$3,619	$(881)	$56	$(3,232)	$(4,092)	$(4,530)

Reportable segment results of operations for the three months ended September 30, 2017 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$27,891	$4,738	$9,080	$14,965	$12	$56,686
DD&A	1,890	251	1,080	1,755	84	5,060
Interest expense	-	-	-	-	1,011	1,011
Net income (loss) from continuing operations	$3,785	$(449)	$1,416	$107	$(2,726)	$2,133

Reportable segment results of operations for the nine months ended September 30, 2018 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$102,998	$14,397	$26,980	$37,748	$166	$182,289
DD&A	6,659	825	3,080	5,892	277	16,733
Interest expense	1	-	-	-	6,628	6,629
Net income (loss) from continuing operations	$5,546	$(3,473)	$956	$(7,441)	$(5,974)	$(10,386)

Reportable segment results of operations for the nine months ended September 30, 2017 are as follows:

	Central	Northern	Rhino	Illinois		Total
	Appalachia	Appalachia	Western	Basin	Other	Consolidated
	(in thousands)
Total revenues	$76,880	$11,500	$25,141	$49,377	$20	$162,918
DD&A	5,812	836	3,396	5,708	285	16,037
Interest expense	-	-	-	-	3,131	3,131
Net income (loss) from continuing operations	$9,416	$(2,480)	$1,570	$1,736	$(9,522)	$720

19. SUBSEQUENT EVENTS

On November 8, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

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

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. Our unaudited condensed consolidated statement of operations and comprehensive income have been retrospectively adjusted to reclassify our Sands Hill Mining operation to discontinued operations for the three and nine months ended September 30, 2017.

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

For the three and nine months ended September 30, 2018, we generated revenues of approximately $72.6 million and $182.3 million, respectively, and we generated net losses of $4.5 million and $10.4 million for the three and nine months ended September 30, 2018. For the three months ended September 30, 2018, we produced approximately 1.1 million tons of coal and sold approximately 1.3 million tons of coal, of which approximately 60% were sold pursuant to supply contracts. For the nine months ended September 30, 2018, we produced approximately 3.3 million tons of coal and sold approximately 3.4 million tons of coal, of which approximately 65% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of September 30, 2018, our available liquidity was $5.6 million. We also have a delayed draw term loan commitment in the amount of $40 million (under which we have drawn approximately $5 million) contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

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

On April 17, 2018, we amended the Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in our consolidated financial statements at December 31, 2017). Additionally, the amendments provide that we could sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. We reduced the debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent included the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

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

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provided that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. Our obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy our reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. We would indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. We provided cash collateral to our counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. We had no outstanding letters of credit as of September 30, 2018.

Distribution Suspension

Pursuant to the Partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended September 30, 2018, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of September 30, 2018, we had accumulated arrearages of $614.5 million.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of September 30, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2018 Q4	1,283	14
2019	2,107	10
2020	1,446	6

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of September 30, 2018, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of September 30, 2018, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2018. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses.

Evaluating Our Results of Operations

Our management uses a variety of non-GAAP financial measurements to analyze our performance, including (1) Adjusted EBITDA, (2) coal revenues per ton and (3) cost of operations per ton.

Adjusted EBITDA. The discussion of our results of operations below includes references to, and analysis of, our segments’ Adjusted EBITDA results. Adjusted EBITDA represents net income before deducting interest expense, income taxes and depreciation, depletion and amortization, while also excluding certain non-cash and/or non-recurring items. Adjusted EBITDA is used by management primarily as a measure of our segments’ operating performance. Adjusted EBITDA should not be considered an alternative to net income, income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Because not all companies calculate Adjusted EBITDA identically, our calculation may not be comparable to similarly titled measures of other companies. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income/(loss) by segment for each of the periods indicated.

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

Summary. (The following discussions of financial and operational data for the three months ended September 30, 2018 and 2017 pertain to continuing operations unless otherwise specified.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended September 30, 2018 and 2017:

	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$71.9	$56.3	$15.6	27.7%
Other revenues	0.7	0.4	0.3	66.4%
Total revenues	72.6	56.7	15.9	28.0%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	60.8	44.8	16.0	35.8%
Freight and handling costs	5.8	1.2	4.6	372.7%
Depreciation, depletion and amortization	5.6	5.1	0.5	11.2%
Selling, general and administrative (exclusive of DD&A shown separately above)	2.8	2.7	0.1	4.6%
(Gain)/loss on sale/disposal of assets	(0.7)	(0.1)	(0.6)	840.0%
(Loss)/income from operations	(1.7)	3.0	(4.7)	(155.6%)
Interest and other (income) expense:
Interest expense and other	2.8	1.0	1.8	180.0%
Interest income and other	-	(0.1)	0.1	(100.0%)
Total interest and other (income) expense	2.8	0.9	1.9	206.1%
Net (loss)/income from continuing operations	(4.5)	2.1	(6.6)	(312.3%)
Net (loss) from discontinued operations	-	(0.4)	0.4	(100.0%)
Net (loss)/income	$(4.5)	$1.7	$(6.2)	(370.9%)

Total tons sold	1,255.2	1,044.8	210.4	20.1%
Coal revenues per ton	$57.25	$53.86	$3.39	6.3%
Cost of operations per ton	$48.43	$42.83	$5.60	13.1%

Other Financial Data
Adjusted EBITDA from continuing operations	$4.2	$8.2	$(4.0)	(48.5%)
Adjusted EBITDA from discontinued operations	-	(0.3)	0.3	(100.0%)
Adjusted EBITDA	$4.2	$7.9	$(3.7)	(46.3%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues. Our coal revenues for the three months ended September 30, 2018 increased by approximately $15.6 million, or 27.7%, to approximately $71.9 million from approximately $56.3 million for the three months ended September 30, 2017. The increase in coal revenues was primarily due to an increase in tons sold from our Central Appalachia operations as demand for met and steam coal remains strong in this region. Coal revenues per ton was $57.25 for the three months ended September 30, 2018, an increase of $3.39 or 6.3%, from $53.86 per ton for the three months ended September 30, 2017. This increase in coal revenues per ton was primarily the result of higher contract sale prices for met coal sold from our Central Appalachia operations during the third quarter of 2018 compared to the same period in 2017.

Cost of Operations. Total cost of operations increased by $16.0 million or 35.8% to $60.8 million for the three months ended September 30, 2018 as compared to $44.8 million for the three months ended September 30, 2017. Our cost of operations per ton was $48.43 for the three months ended September 30, 2018, an increase of $5.60, or 13.1%, from the three months ended September 30, 2017. The increase in cost of operations was primarily due to increases in cost of production at our Central Appalachia operations for diesel fuel, contract services and equipment maintenance in the third quarter of 2018.

Freight and Handling. Total freight and handling cost increased to $5.8 million for the three months ended September 30, 2018 from approximately $1.2 million for the three months ended September 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs at our Central Appalachia operations as we executed more export coal sales in the period that required us to pay for railroad transportation to the port of export. We also incurred $0.9 million in demurrage charges due to rail transportation constraints that caused shipments to be delayed to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the three months ended September 30, 2018 was $5.6 million as compared to $5.1 million for the three months ended September 30, 2017.

For the three months ended September 30, 2018, our depreciation expense was approximately $4.3 million compared to $3.8 million for the three months ended September 30, 2017, as we added new equipment to meet the increased demand for coal.

For the three months ended September 30, 2018 and 2017, our depletion expense remained relatively flat at approximately $0.5 million.

For the three months ended September 30, 2018 and 2017, our amortization expense remained flat at approximately $0.8 million.

Selling, General and Administrative. SG&A expense for the three months ended September 30, 2018 increased slightly to $2.8 million as compared to $2.7 million for the three months ended September 30, 2017. We recorded a bad debt provision of $0.3 million during the third quarter of 2018.

Interest Expense. Interest expense for the three months ended September 30, 2018 increased to $2.8 million as compared to $1.0 million for the three months ended September 30, 2017. This increase was primarily due to the higher outstanding debt balance and effective interest rate on the new Financing Agreement.

Net Loss. Net loss was $4.5 million for the three months ended September 30, 2018 compared to net income of $2.1 million for the three months ended September 30, 2017. The net loss incurred during the three months ended September 30, 2018 was primarily due to a decrease in contract prices for tons sold from our Pennyrile mine and an increase in freight and handling costs as discussed above. Interest expense also increased by $1.8 million during the nine months ended September 30, 2018 compared to the same period in 2017.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2018 decreased by $4.0 million to $4.2 million from $8.2 million for the three months ended September 30, 2017. Adjusted EBITDA decreased period over period primarily due to the decrease in net income at our Pennyrile mining operation in the Illinois Basin as discussed below. Adjusted EBITDA for the three months ended September 30, 2017 was $7.9 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the three months ended September 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the three months ended September 30, 2018 and 2017:

Central Appalachia	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$43.9	$27.9	$16.0	57.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	43.9	27.9	16.0	57.4%
Coal revenues per ton	$83.59	$73.02	$10.57	14.5%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	31.9	20.9	11.0	52.6%
Freight and handling costs	5.8	1.2	4.6	372.7%
Depreciation, depletion and amortization	2.2	1.9	0.3	16.4%
Selling, general and administrative costs	0.4	-	0.4	567.5%
Cost of operations per ton	$60.75	$54.73	$6.02	11.0%
Net income from continuing operations	3.6	3.8	(0.2)	(4.4%)
Adjusted EBITDA from continuing operations	6.1	5.7	0.4	7.7%
Tons sold	524.6	381.6	143.0	37.5%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment increased by approximately 37.5% to approximately 0.5 million tons for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to an increase in demand for met and steam coal tons from this region.

Coal revenues increased by approximately $16.0 million, or 57.4%, to approximately $43.9 million for the three months ended September 30, 2018 from approximately $27.9 million for the three months ended September 30, 2017. This increase was primarily due to the increase in demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $10.57, or 14.5%, to $83.59 per ton for the three months ended September 30, 2018 as compared to $73.02 for the three months ended September 30, 2017. This increase was primarily due to the increase in contract prices for our met coal from this region.

Cost of operations increased by $11.0 million, or 52.6%, to $31.9 million for the three months ended September 30, 2018 from $20.9 million for the three months ended September 30, 2017. Our cost of operations per ton of $60.75 for the three months ended September 30, 2018 increased 11.0% compared to $54.73 per ton for the three months ended September 30, 2017. Total cost of operations increased period over period as we increased sales in this region during the third quarter of 2018 compared to the same period in 2017. Cost of operations per ton increased as we experienced an increase in diesel fuel, contract services and equipment maintenance during the three months ended September 30, 2018.

Total freight and handling cost increased to $5.8 million for the three months ended September 30, 2018 from approximately $1.2 million for the three months ended September 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs at our Central Appalachia operations as we executed more export coal sales in the period that required us to pay for railroad transportation to the port of export. We also incurred $0.9 million in demurrage charges due to rail transportation constraints that caused shipments to be delayed to the port of export.

For our Central Appalachia segment, net income was approximately $3.6 million for the three months ended September 30, 2018, a decrease of $0.2 million in net income as compared to the three months ended September 30, 2017. Net income was impacted by an increase in the cost of operations discussed above.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the three months ended September 30, 2018, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended September 30, 2018	Three months ended September 30, 2017	Increase (Decrease) %*
Met coal tons sold	264.0	196.8	34.2%
Steam coal tons sold	260.6	184.8	41.0%
Total tons sold	524.6	381.6	37.5%

Met coal revenue	$29,875	$18,285	63.4%
Steam coal revenue	$13,979	$9,580	45.9%
Total coal revenue	$43,854	$27,865	57.4%

Met coal revenues per ton	$113.17	$92.93	21.8%
Steam coal revenues per ton	$53.64	$51.82	3.5%
Total coal revenues per ton	$83.59	$73.02	14.5%

Met coal tons produced	141.7	151.9	(6.7%)
Steam coal tons produced	302.7	253.8	19.2%
Total tons produced	444.4	405.7	9.5%

Northern Appalachia	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$5.2	$4.4	$0.8	19.9%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.7	0.4	0.3	59.7%
Total revenues	5.9	4.8	1.1	23.1%
Coal revenues per ton	$44.05	$41.38	$2.67	6.5%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	6.3	4.9	1.4	28.5%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.3	0.3	-	53.2%
Selling, general and administrative costs	-	0.1	(0.1)	(55.9%)
Cost of operations per ton	$53.33	$46.73	$6.60	14.1%
Net loss from continuing operations	(0.8)	(0.5)	(0.3)	96.3%
Adjusted EBITDA from continuing operations	(0.5)	(0.2)	(0.3)	150.9%
Tons sold	118.7	105.5	13.2	12.6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 12.6% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as we experienced increased demand for coal from this region.

Coal revenues were approximately $5.2 million for the three months ended September 30, 2018, an increase of approximately $0.8 million, or 19.9%, from approximately $4.4 million for the three months ended September 30, 2017. Coal revenues per ton increased by $2.67 or 6.5% to $44.05 per ton for the three months ended September 30, 2018, as compared to $41.38 for the three months ended September 30, 2017, which was primarily due to higher contracted prices for tons sold from our Hopedale complex compared to the prior year.

Cost of operations increased by $1.4 million, or 28.5%, to $6.3 million for the three months ended September 30, 2018 from $4.9 million for the three months ended September 30, 2017. Our cost of operations per ton was $53.33 for the three months ended September 30, 2018, an increase of $6.60, or 14.1%, compared to $46.73 for the three months ended September 30, 2017. The increase in total cost of operations was primarily the result of an increase in maintenance costs and costs for outside services. The cost of operations per ton increased in Northern Appalachia as poor rail service led to fewer tons produced and sold from this region resulting in fixed costs being allocated to fewer tons during the three months ended September 30, 2018.

Net loss in our Northern Appalachia segment was $0.8 million for the three months ended September 30, 2018 compared to net loss of $0.5 million for the three months ended September 30, 2017. The increase in net loss for the three months ended September 30, 2018 was primarily due to the increase in the cost of operations partially offset by the increase in contracted prices of tons sold compared to the same period in 2017.

Rhino Western	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$10.3	$9.1	$1.2	12.9%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	10.3	9.1	1.2	12.9%
Coal revenues per ton	$35.06	$37.53	$(2.47)	(6.6%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	9.2	6.6	2.6	37.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.0	1.1	(0.1)	(9.4%)
Selling, general and administrative costs	0.1	-	0.1	49.1%
Cost of operations per ton	$31.35	$27.48	$3.87	14.1%
Net income/(loss) from continuing operations	-	1.4	(1.4)	(96.0%)
Adjusted EBITDA from continuing operations	1.0	2.5	(1.5)	(58.6%)
Tons sold	292.5	241.9	50.6	20.9%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment increased by approximately 20.9% for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in demand for coal from this region.

Coal revenues increased by approximately $1.2 million, or 12.9%, to approximately $10.3 million for the three months ended September 30, 2018 from approximately $9.1 million for the three months ended September 30, 2018 primarily due to an increase in demand for tons sold from the Castle Valley mine compared to the three months ended September 30, 2017. Coal revenues per ton for our Rhino Western segment decreased by $2.47 or 6.6% to $35.06 per ton for the three months ended September 30, 2018 as compared to $37.53 per ton for the three months ended September 30, 2017 due to lower contracted prices.

Cost of operations increased by $2.6 million, or 37.9%, to $9.2 million for the three months ended September 30, 2018 from $6.6 million for the three months ended September 30, 2017. Our cost of operations per ton was $31.35 for the three months ended September 30, 2018, an increase of $3.87, or 14.1%, compared to $27.48 for the three months ended September 30, 2017. Total cost of operations and cost of operations per ton increased for the three months ended September 30, 2018 compared to the same period in 2017 as we began to transition our coal mining operation at Castle Valley to an adjacent coal seam at this operation.

Net income in our Rhino Western segment was $56,000 for the three months ended September 30, 2018, compared to net income of $1.4 million for the three months ended September 30, 2017. This decrease in net income was primarily the result of higher operating costs at our Castle Valley operation.

Illinois Basin	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$12.5	$14.9	$(2.4)	(16.3%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	12.5	14.9	(2.4)	(16.3%)
Coal revenues per ton	$39.22	$47.37	$(8.15)	(17.2%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	13.7	13.1	0.6	5.1%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.0	1.8	0.2	12.5%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$43.00	$41.40	$1.60	3.9%
Net (loss)/income from continuing operations	(3.2)	0.1	(3.3)	(3107.7%)
Adjusted EBITDA from continuing operations	(1.3)	1.9	(3.2)	(167.6%)
Tons sold	319.4	315.8	3.6	1.2%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold increased by approximately 1.2% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Coal revenues of approximately $12.5 million for the three months ended September 30, 2018 decreased by approximately $2.4 million, or 16.3%, compared to $14.9 million for the three months ended September 30, 2017. Coal revenues per ton for our Illinois Basin segment were $39.22 for the three months ended September 30, 2018, a decrease of $8.15, or 17.2%, from $47.37 for the three months ended September 30, 2017. The decrease in coal revenues and coal revenues per ton were primarily due to lower contracted prices for tons sold from our Pennyrile mine in western Kentucky.

Cost of operations was $13.7 million while cost of operations per ton was $43.00 for the three months ended September 30, 2018, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended September 30, 2017, cost of operations in our Illinois Basin segment was $13.1 million and cost of operations per ton was $41.40. The increase in cost of operations and cost of operations per ton for the three months ended September 30, 2018 was primarily the result of adverse geological conditions encountered at our Pennyrile mining complex during the three months ended September 30, 2018.

For our Illinois Basin segment, we generated a net loss of $3.2 million for the three months ended September 30, 2018 compared to net income of $0.1 million for the three months ended September 30, 2017. The net loss was primarily the result of a decrease in the contract price for tons sold during the third quarter of 2018 compared to the same period in 2017.

Other	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$-	$-	$-	n/a
Total revenues	-	-	-	n/a
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(0.3)	(0.7)	0.4	(59.1%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	-	0.1	8.9%
Selling, general and administrative costs	2.3	2.6	(0.3)	(7.9%)
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net loss from continuing operations	(4.1)	(2.7)	(1.4)	50.1%
Adjusted EBITDA from continuing operations	(1.1)	(1.7)	0.6	(28.3%)
Tons sold	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

Other revenues for our Other category were flat for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

For the Other category, we had net loss from continuing operations of $4.1 million for the three months ended September 30, 2018 as compared to net loss from continuing operations of $2.7 million for the three months ended September 30, 2017. The increase in net loss for the three months ended September 30, 2018 was primarily due to an increase of approximately $1.8 million in interest expense for the three months ended September 30, 2018 compared to the same period in 2017.

Summary. (The following discussions of financial and operational data for the nine months ended September 30, 2018 and 2017 pertain to continuing operations unless otherwise specified.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the nine months ended September 30, 2018 and 2017:

	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$180.4	$161.8	$18.6	11.5%
Other revenues	1.9	1.1	0.8	73.5%
Total revenues	182.3	162.9	19.4	11.9%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	160.0	132.9	27.1	20.4%
Freight and handling costs	8.3	1.8	6.5	349.0%
Depreciation, depletion and amortization	16.7	16.0	0.7	4.3%
Selling, general and administrative (exclusive of DD&A shown separately above)	8.3	8.5	(0.2)	(1.6%)
(Gain) on sale/disposal of assets	(7.2)	-	(7.2)	n/a
(Loss)/income from operations	(3.8)	3.7	(7.5)	(200.9%)
Interest and other (income) expense:
Interest expense and other	6.6	3.1	3.5	111.7%
Interest income and other	-	(0.1)	0.1	(92.3%)
Total interest and other (income) expense	6.6	3.0	3.6	120.1%
Net (loss)/income from continuing operations	(10.4)	0.7	(11.1)	(1541.6%)
Net (loss) from discontinued operations	-	(0.8)	0.8	(100.0%)
Net (loss)	$(10.4)	$(0.1)	$(10.3)	15455.4%

Total tons sold	3,430.6	3,017.3	413.3	13.7%
Coal revenues per ton	$52.58	$53.63	$(1.05)	(2.0%)
Cost of operations per ton	$46.65	$44.06	$2.59	5.9%

Other Financial Data
Adjusted EBITDA from continuing operations	$13.2	$19.9	$(6.7)	(33.4%)
Adjusted EBITDA from discontinued operations	-	(0.3)	0.3	(100.0%)
Adjusted EBITDA	$13.2	$19.6	$(6.4)	(32.2%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues. Our coal revenues for the nine months ended September 30, 2018 increased by approximately $18.6 million, or 11.5%, to approximately $180.4 million from approximately $161.8 million for the nine months ended September 30, 2017. The increase in coal revenues was primarily due to an increase in met and steam coal tons sold in Central Appalachia as we saw increased demand for met and steam coal from this region during the period. Coal revenues per ton was $52.58 for the nine months ended September 30, 2018, a decrease of $1.05, or 2.0%, from $53.63 per ton for the nine months ended September 30, 2017. This decrease in coal revenues per ton was primarily the result of lower contracted prices for tons sold from our Pennyrile operation in the Illinois Basin during the nine months ended September 30, 2018 compared to the same period in 2017.

Cost of Operations. Total cost of operations increased by $27.1 million or 20.4% to $160.0 million for the nine months ended September 30, 2018 as compared to $132.9 million for the nine months ended September 30, 2017. Our cost of operations per ton was $46.65 for the nine months ended September 30, 2018, an increase of $2.59, or 5.9%, from the nine months ended September 30, 2017. The increase in cost of operations was primarily due to the $22.4 million increase in cost of operations at our Central Appalachia operations as demand for met and steam coal increased in this region. We also experienced an increase in the cost for diesel fuel, contract services and equipment maintenance in our Central Appalachia segment which resulted in the cost of operations per ton increasing during the period.

Freight and Handling. Total freight and handling cost increased to $8.3 million for the nine months ended September 30, 2018 as compared to $1.8 million for the nine months ended September 30, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in the period that required us to pay for railroad transportation to the port of export. We also incurred $1.1 in demurrage charges due to rail transportation constraints that caused shipments to be delayed to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the nine months ended September 30, 2018 was $16.7 million as compared to $16.0 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, our depreciation expense increased to $12.6 million compared to $12.3 million for the nine months ended September 30, 2017. This increase was the result of adding new equipment to meet the increased demand for coal.

For the nine months ended September 30, 2018, our depletion expense increased to $1.4 million compared to $1.2 million for the nine months ended September 30, 2017. This increase is primarily due to increased production and sales tons for 2018 compared to 2017.

For the nine months ended September 30, 2018, our amortization expense increased slightly to $2.7 million as compared to $2.5 million for the nine months ended September 30, 2017.

Selling, General and Administrative. SG&A expense for the nine months ended September 30, 2018 decreased to $8.3 million as compared to $8.5 million for the nine months ended September 30, 2017 primarily due to lower corporate overhead expenses.

Interest Expense. Interest expense for the nine months ended September 30, 2018 increased to $6.6 million as compared to $3.1 million for the nine months ended September 30, 2017. This increase was primarily due to the higher outstanding debt balance and effective interest rate on our new Financing Agreement.

Net Loss. Net loss was $10.4 million for the nine months ended September 30, 2018 compared to net income of $0.7 million for the nine months ended September 30, 2017. The net loss during the nine months ended September 30, 2018 was primarily due to a decrease in contract prices for tons sold from our Pennyrile mine and an increase in freight and handling costs at our Central Appalachia operations as discussed above. Interest expense also increased by $3.5 million during the nine months ended September 30, 2018 compared to the same period in 2017 as discussed above. Net loss was positively impacted by the $6.5 million gain recognized on the sale of Mammoth Inc. shares during the first half of 2018.

Adjusted EBITDA. Adjusted EBITDA for the nine months ended September 30, 2018 decreased by $6.7 million to $13.2 million from $19.9 million for the nine months ended September 30, 2017. Adjusted EBITDA decreased period over period primarily due to the decrease in net income at our Pennyrile and Central Appalachia mining operations as discussed below. Adjusted EBITDA for the nine months ended September 30, 2017 was $19.6 million once the results from discontinued operations were included. We did not incur a gain or loss from discontinued operations for the nine months ended September 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the nine months ended September 30, 2018 and 2017:

Central Appalachia	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$102.8	$76.8	$26.0	34.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	0.1	-	34.6%
Total revenues	102.9	76.9	26.0	34.0%
Coal revenues per ton	$73.37	$70.38	$2.99	4.2%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	82.1	59.7	22.4	37.4%
Freight and handling costs	8.3	1.8	6.5	349.0%
Depreciation, depletion and amortization	6.7	5.8	0.9	14.6%
Selling, general and administrative costs	0.4	0.2	0.2	195.4%
Cost of operations per ton	$58.56	$54.76	$3.80	6.9%
Net income from continuing operations	5.5	9.4	(3.9)	(41.1%)
Adjusted EBITDA from continuing operations	12.5	15.2	(2.7)	(17.9%)
Tons sold	1,401.8	1,090.7	311.1	28.5%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment increased by approximately 28.5% to approximately 1.4 million tons for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to an increase in demand for met and steam coal tons from this region.

Coal revenues increased by approximately $26.0 million, or 34.0%, to approximately $102.8 million for the nine months ended September 30, 2018 from approximately $76.8 million for the nine months ended September 30, 2017. This increase was primarily due to the increase in demand for met and steam coal sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $2.99, or 4.2%, to $73.37 per ton for the nine months ended September 30, 2018 as compared to $70.38 for the nine months ended September 30, 2017, which was primarily due to an increase of higher priced met coal sold in Central Appalachia compared to the prior period.

Cost of operations increased by $22.4 million, or 37.4%, to $82.1 million for the nine months ended September 30, 2018 from $59.7 million for the nine months ended September 30, 2017. This increase was primarily due to the increase in production and sales from our Central Appalachia operations and an increase in operating costs during the nine months ended September 30, 2018 as compared to the same period in 2017. Our cost of operations per ton of $58.56 for the nine months ended September 30, 2018 increased 6.9% compared to $54.76 per ton for the nine months ended September 30, 2017 due to an increase in operating costs including diesel fuel, contract services and equipment maintenance.

For our Central Appalachia segment, net income was approximately $5.5 million for the nine months ended September 30, 2018, a decrease of $3.9 million in net income as compared to the nine months ended September 30, 2017. The decrease in net income was primarily due to higher cost of operations as discussed above.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the nine months ended September 30, 2018, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Increase (Decrease) %*
Met coal tons sold	628.2	575.2	9.2%
Steam coal tons sold	773.6	515.5	50.1%
Total tons sold	1,401.8	1,090.7	28.5%

Met coal revenue	$64,004	$50,131	27.7%
Steam coal revenue	$38,840	$26,634	45.8%
Total coal revenue	$102,844	$76,765	34.0%

Met coal revenues per ton	$101.89	$87.16	16.9%
Steam coal revenues per ton	$50.20	$51.66	(2.8%)
Total coal revenues per ton	$73.37	$70.38	4.2%

Met coal tons produced	392.2	504.6	(22.3%)
Steam coal tons produced	941.8	631.8	49.1%
Total tons produced	1,334.0	1,136.4	17.4%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Northern Appalachia	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$12.8	$10.5	$2.3	21.6%
Freight and handling revenues	-	-	-	n/a
Other revenues	1.6	1.0	0.6	65.0%
Total revenues	14.4	11.5	2.9	25.2%
Coal revenues per ton	$42.17	$41.96	$0.21	0.5%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	17.0	13.0	4.0	30.2%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.8	0.8	-	(1.3%)
Selling, general and administrative costs	-	0.1	(0.1)	(85.9%)
Cost of operations per ton	$56.07	$52.11	$3.96	7.6%
Net loss from continuing operations	(3.5)	(2.5)	(1.0)	40.1%
Adjusted EBITDA from continuing operations	(2.7)	(1.6)	(1.1)	62.1%
Tons sold	304.0	251.3	52.7	21.0%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 21.0% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to increase in demand for coal from this region.

Coal revenues were approximately $12.8 million for the nine months ended September 30, 2018, an increase of approximately $2.3 million, or 21.6%, from approximately $10.5 million for the nine months ended September 30, 2017. Coal revenues per ton increased by $0.21 or 0.5% to $42.17 per ton for the nine months ended September 30, 2018, as compared to $41.96 for the nine months ended September 30, 2017, which was primarily due to higher contracted prices for tons sold during the period.

Cost of operations increased by $4.0 million, or 30.2%, to $17.0 million for the nine months ended September 30, 2018 from $13.0 million for the nine months ended September 30, 2017. Our cost of operations per ton was $56.07 for the nine months ended September 30, 2018, an increase of $3.96, or 7.6%, compared to $52.11 for the nine months ended September 30, 2017. Total cost of operations increased period over period as we increased sales in the region and we incurred increases in operating costs. The increase in cost of operations per ton in Northern Appalachia was primarily due to the increase in maintenance costs and costs for outside services during the nine months ended September 30, 2018. We also experienced adverse geological conditions during the third quarter of 2018.

Net loss in our Northern Appalachia segment was $3.5 million for the nine months ended September 30, 2018 compared to net loss of $2.5 million for the nine months ended September 30, 2017. The increase in net loss for the nine months ended September 30, 2018 was primarily due to the increase in operating expenses as discussed above compared to the same period in 2017.

Rhino Western	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$27.0	$25.1	$1.9	7.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	218.2%
Total revenues	27.0	25.1	1.9	7.3%
Coal revenues per ton	$35.58	$37.99	$(2.41)	(6.4%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	22.8	20.1	2.7	13.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	3.1	3.4	(0.3)	(9.3%)
Selling, general and administrative costs	0.1	0.1	-	37.0%
Cost of operations per ton	$30.06	$30.30	$(0.24)	(0.8%)
Net income/(loss) from continuing operations	1.0	1.6	(0.6)	(39.1%)
Adjusted EBITDA from continuing operations	4.0	5.0	(1.0)	(18.7%)
Tons sold	758.1	661.7	96.4	14.6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Coal sales from our Rhino Western segment increased by approximately 14.6% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to increased customer demand.

Coal revenues increased by approximately $1.9 million, or 7.3%, to approximately $27.0 million for the nine months ended September 30, 2018 from approximately $25.1 million for the nine months ended September 30, 2017 primarily due to an increase in tons sold from the Castle Valley mine for the nine months ended September 30, 2018. Coal revenues per ton for our Rhino Western segment decreased by $2.41 or 6.4% to $35.58 per ton for the nine months ended September 30, 2018 as compared to $37.99 per ton for the nine months ended September 30, 2017 due to lower contracted sale prices.

Cost of operations increased by $2.7 million, or 13.7%, to $22.8 million for the nine months ended September 30, 2018 from $20.1 million for the nine months ended September 30, 2017. Total cost of operations increased period over period as we increased sales in the region and we incurred higher operating costs. The cost of operations per ton was $30.06 for the nine months ended September 30, 2018, a decrease of $0.24, or 0.8%, compared to $30.30 for the nine months ended September 30, 2017. The decrease in the cost of operations per ton was primarily due to fixed operating costs being allocated to higher tons of coal sold during the nine months ended September 30, 2018.

Net income in our Rhino Western segment was $1.0 million for the nine months ended September 30, 2018, compared to net income of $1.6 million for the nine months ended September 30, 2017. This decrease in net income was primarily the result of lower contracted sale prices for tons sold at our Castle Valley operation.

Illinois Basin	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	$37.8	$49.4	$(11.6)	(23.5%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	37.8	49.4	(11.6)	(23.6%)
Coal revenues per ton	$39.05	$48.71	$(9.66)	(19.8%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	39.2	41.8	(2.6)	(6.2%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	5.9	5.7	0.2	3.2%
Selling, general and administrative costs	0.2	0.1	0.1	12.9%
Cost of operations per ton	$40.59	$41.26	$(0.67)	(1.6%)
Net (loss)/income from continuing operations	(7.4)	1.7	(9.1)	(528.7%)
Adjusted EBITDA from continuing operations	(1.5)	7.4	(8.9)	(120.8%)
Tons sold	966.7	1,013.6	(46.9)	(4.6%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold decreased by approximately 4.6% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to timing of shipments.

Coal revenues of approximately $37.8 million for the nine months ended September 30, 2018 decreased by approximately $11.6 million, or 23.5%, compared to $49.4 million for the nine months ended September 30, 2017. Coal revenues per ton for our Illinois Basin segment were $39.05 for the nine months ended September 30, 2018, a decrease of $9.66, or 19.8%, from $48.71 for the nine months ended September 30, 2017. The decrease in coal revenues and coal revenues per ton was primarily due to lower contracted prices for tons sold from our Pennyrile mine in western Kentucky during the nine months ended September 30, 2018.

Cost of operations was $39.2 million while cost of operations per ton was $40.59 for the nine months ended September 30, 2018, both of which related to our Pennyrile mining complex in western Kentucky. For the nine months ended September 30, 2017, cost of operations in our Illinois Basin segment was $41.8 million and cost of operations per ton was $41.26. The decrease in cost of operations for the nine months ended September 30, 2018 was primarily the result of a decrease in production and sales during the period.

For our Illinois Basin segment, we generated a net loss of $7.4 million for the nine months ended September 30, 2018, which was a decrease in net income of $9.1 million compared to the nine months ended September 30, 2017. This decrease in net income was primarily the result of a decrease in the contracted sale prices for tons sold and fewer tons shipped during the period.

Other	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2018	September 30, 2017	$	% *
	(in millions, except per ton data and %)

Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$0.2	$-	$0.2	704.4%
Total revenues	0.2	-	0.2	704.4%
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(1.1)	(1.7)	0.6	(35.8%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.2	0.3	(0.1)	(2.6%)
Selling, general and administrative costs	7.6	8.0	(0.4)	(5.6%)
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net loss from continuing operations	(6.0)	(9.5)	3.5	(37.3%)
Adjusted EBITDA from continuing operations	0.9	(6.1)	7.0	(115.2%)
Tons sold	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

Other revenues for our Other category were $0.2 million for the nine months ended September 30, 2018 as compared to $21,000 for the nine months ended September 30, 2017.

For the Other category, we had net loss of $6.0 million for the nine months ended September 30, 2018 as compared to net loss of $9.5 million for the nine months ended September 30, 2017. The decrease in net loss for the nine months ended September 30, 2018 was primarily due to a gain of $6.5 million recognized on the sale of Mammoth Inc. shares during the first half of 2018 offset by an increase in interest expense of $3.5 million.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$3.6	$(0.8)	$-	$(3.2)	$(4.1)	$(4.5)
Plus:
DD&A	2.2	0.3	1.0	2.0	0.1	5.6
Interest expense	-	-	-	-	2.8	2.8
EBITDA from continuing operations†	$5.8	$(0.5)	$1.0	$(1.2)	$(1.2)	$3.9
Plus: Provision for doubtful accounts	0.3	$-	$-	$-	$-	$0.3
Adjusted EBITDA from continuing operations†	6.1	(0.5)	1.0	(1.2)	(1.2)	4.2
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$6.1	$(0.5)	$1.0	$(1.2)	$(1.2)	$4.2

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$3.8	$(0.5)	$1.4	$0.1	$(2.7)	$2.1
Plus:
DD&A	1.9	0.3	1.1	1.8	-	5.1
Interest expense	-	-	-	-	1.0	1.0
EBITDA from continuing operations†	$5.7	$(0.2)	$2.5	$1.9	$(1.7)	$8.2
Adjusted EBITDA from continuing operations†	5.7	(0.2)	2.5	1.9	(1.7)	8.2
EBITDA from discontinued operations	-	(0.3)	-	-	-	(0.3)
Adjusted EBITDA	$5.7	$(0.5)	$2.5	$1.9	$(1.7)	$7.9

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$5.5	$(3.5)	$1.0	$(7.4)	$(6.0)	$(10.4)
Plus:
DD&A	6.7	0.8	3.1	5.9	0.2	16.7
Interest expense	-	-	-	-	6.6	6.6
EBITDA from continuing operations†	$12.2	$(2.7)	$4.1	$(1.5)	$0.8	$12.9
Plus: Provision for doubtful accounts	0.3	-	-	-	-	0.3
Adjusted EBITDA from continuing operations†	12.5	(2.7)	4.1	(1.5)	0.8	13.2
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$12.5	$(2.7)	$4.1	$(1.5)	$0.8	$13.2

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2017	Appalachia	Appalachia	Western	Basin	Other	Total*
	(in millions)
Net income/(loss) from continuing operations	$9.4	$(2.5)	$1.6	$1.7	$(9.5)	$0.7
Plus:
DD&A	5.8	0.8	3.4	5.7	0.3	16.0
Interest expense	-	-	-	-	3.1	3.1
EBITDA from continuing operations†*	$15.2	$(1.7)	$5.0	$7.4	$(6.1)	$19.9
Adjusted EBITDA from continuing operations†*	15.2	(1.7)	5.0	7.4	(6.1)	19.9
EBITDA from discontinued operations	-	(0.3)	-	-	-	(0.3)
Adjusted EBITDA †*	$15.2	$(2.0)	$5.0	$7.4	$(6.1)	$19.6

*	Totals may not foot due to rounding.

†	EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Net cash provided by operating activities	$0.9	$5.9	$7.5	$13.2
Plus:
Increase in net operating assets	-	2.0	-	6.9
Gain on sale of assets	0.8	0.1	7.2	0.1
Interest expense	2.8	1.0	6.6	3.1
Decrease in deferred revenue	0.9	-	-	-
Equity in net income of unconsolidated affiliate	-	-	-	0.1
Less:
Decrease in net operating assets	0.1	-	4.6	-
Amortization of advance royalties	0.1	0.3	0.5	0.9
Amortization of debt issuance costs	0.6	0.4	1.4	1.1
Amortization of debt discount	0.1	-	0.3	-
Loss on retirement of advanced royalties	-	-	0.1	0.1
Increase in provision for doubtful accounts	0.3	-	0.3	-
Equity-based compensation	-	-	0.2	0.3
Accretion on asset retirement obligations	0.3	0.4	1.0	1.4
EBITDA†	$3.9	$7.9	$12.9	$19.6
Plus: Non-cash bad debt expense	0.3	-	0.3	-
Adjusted EBITDA†	4.2	7.9	13.2	19.6
Less: EBITDA from discontinued operations	-	(0.3)	-	(0.3)
Adjusted EBITDA from continuing operations †	$4.2	$8.2	$13.2	$19.9

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of September 30, 2018, our available liquidity was $5.6 million. We also have a delayed draw term loan commitment in the amount of $40 million (under which we have drawn approximately $5 million) contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

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

Cash Flows

Net cash provided by operating activities was $7.5 million for the nine months ended September 30, 2018 as compared to $13.2 million for the nine months ended September 30, 2017. This decrease in cash provided by operating activities was primarily the result of lower net income as discussed above.

Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2018 as compared to net cash used in investing activities of $12.9 million for the nine months ended September 30, 2017. The decrease in cash used in investing activities was primarily due to the proceeds received from the sale of Mammoth Inc. shares partially offset by an increase in capital expenditures for the nine months ended September 30, 2018.

Net cash used in financing activities was $19.3 million for the nine months ended September 30, 2018, which was primarily attributable to repayments on our Financing Agreement and payment of the distribution on the Series A preferred units. Net cash used in financing activities was $0.3 million for the nine months ended September 30, 2017, which was primarily due to payments of debt issuance costs.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2018 were approximately $11.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2018 were approximately $9.3 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines.

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

During the first quarter of 2018, we paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. We have accrued approximately $1.8 million for distributions to holders of the Series A preferred units for the nine months ended September 30, 2018.

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

On July 27, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent included the lenders agreement to make a $5 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

At September 30, 2018, we had $29.8 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.25%) and $5.0 million of borrowings outstanding at a fixed interest rate of 12.34%.

Letter of Credit Facility-PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provided that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. Our obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that is required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy our reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. We would indemnify PNC for any losses which PNC may incur as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. We provided cash collateral to our counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. We had no outstanding letters of credit at September 30, 2018.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit, either of which would require a greater use of our liquidity. We then have historically used bank letters of credit to secure our surety bonding obligations as a lower cost alternative than securing those bonds with a committed bonding facility pursuant to which we are required to provide bank letters of credit as a percentage of our aggregate bond liability. We recently terminated our letter of credit facility and have provided cash collateral as a percentage of our aggregate bond liability to secure our surety bonding obligations. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As discussed above, we had no letters of credit outstanding as of September 30, 2018.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2017. We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of September 30, 2018.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2018 is included in Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

4.1	Registration Rights Agreement, dated as of October 5, 2010, by and between Rhino Resource Partners LP and Rhino Energy Holdings LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 8, 2010

4.2	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

10.1	Consent to Financing Agreement dated as of July 27, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on July 31, 2018.

10.2*	First amendment to Financing Agreement dated as of November 8, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended September 30, 2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: November 9, 2018	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ W. Scott Morris
W. Scott Morris
Vice President and Chief Financial Officer
(Principal Financial Officer)

