Form 10-K
period 2018-12-31
Rhino Resource Partners LP
filed 2019-03-25
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s equity held by non-affiliates of the registrant was approximately $2.1 million based on the price at which the registrant’s common units were last sold on the OTCQB Marketplace on such date. As of March 15, 2019, the registrant had 13,098,353 common units, 1,143,686 subordinated units and 1,500,000 Series A preferred units outstanding.

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

ii

mid-vol metallurgical coal: Metallurgical coal that has a volatility content of 23% to 31% of its total weight.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements.” Statements included in this report that are not historical facts, that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as statements regarding our future financial position, expectations with respect to our liquidity, capital resources and ability to continue as a going concern, plans for growth of the business, future capital expenditures, references to future goals or intentions or other such references are forward-looking statements. These statements can be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or similar words. These statements are made by us based on our past experience and our perception of historical trends, current conditions and expected future developments as well as other considerations we believe are reasonable as and when made. Whether actual results and developments in the future will conform to our expectations is subject to numerous risks and uncertainties, many of which are beyond our control. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in “Part 1, Item 1A. Risk Factors.” The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our ability to maintain adequate cash flow to fund our capital expenditures, meet working capital needs and maintain and grow our operations;

●	our future levels of indebtedness and compliance with debt covenants;

●	declines in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions;

●	our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes;

●	declines in demand for electricity and coal;

●	current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal;

●	extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs;

●	difficulties in obtaining and/or renewing permits necessary for operations;

●	a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane;

●	poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives;

●	fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal;

●	a shortage of skilled labor, increased labor costs or work stoppages;

●	our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable;

●	material inaccuracies in our estimates of coal reserves and non-reserve coal deposits;

●	existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal;

●	federal and state laws restricting the emissions of greenhouse gases;

●	our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property;

●	our dependence on a few customers and our ability to find and retain customers under favorable supply contracts;

●	changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices;

●	changes in governmental regulation of the electric utility industry;

●	defects in title in properties that we own or losses of any of our leasehold interests;

●	our ability to retain and attract senior management and other key personnel;

●	material inaccuracy of assumptions underlying reclamation and mine closure obligations; and

●	weakness in global economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

iv

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2018, we controlled an estimated 268.5 million tons of proven and probable coal reserves, consisting of an estimated 214.0 million tons of steam coal and an estimated 54.5 million tons of metallurgical coal. Proven and probable coal reserves increased approximately 15.8 million tons from 2017 to 2018 primarily as the result of the revised economic feasibility of our non-reserve coal deposits. In addition, as of December 31, 2018, we controlled an estimated 164.1 million tons of non-reserve coal deposits, which decreased primarily due to the reclassification of non-reserve coal deposits to proven and probable reserves. Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2018, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

For the year ended December 31, 2018, we produced approximately 4.4 million tons of coal from continuing operations and sold approximately 4.6 million tons of coal from continuing operations.

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

Current Liquidity and Outlook

As of December 31, 2018, our available liquidity was $6.2 million. We also have a delayed draw term loan commitment in the amount of $40 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement (“Financing Agreement”), which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about our new Financing Agreement, please read “— Recent Developments—Financing Agreement.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement will be secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020. For more information about our Financing Agreement, please read “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Agreement.”

On April 17, 2018, we amended the Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the due date for the lease consents was extended to June 30, 2018 and confirmation of the distribution to holders of the Series A preferred units of $6.0 million (accrued in our audited consolidated financial statements at December 31, 2017). Additionally, the amendments provided that we could sell additional shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth, Inc.”) and retain 50% of the proceeds with the other 50% used to reduce debt. We reduced the debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

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

On December 20, 2018, we entered into a limited waiver and consent (the “Waiver”) to the Financing Agreement. The Waiver relates to our sales of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce the debt under the Financing Agreement. As of the date of the Waiver, we had sold 9 individual lots in smaller transactions. Rather than transmitting net proceeds with respect to each individual transaction, we agreed with the Lenders in principle to delay repayment until an aggregate payment could be made at the end of 2018. On December 18, 2018, we used the sale proceeds of approximately $379,000 to reduce the debt. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by us until a later date to be determined by the Lenders.

On February 13, 2019, we entered into a second amendment (“Amendment”) to the Financing Agreement. The Amendment provides the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders an amount not to exceed approximately $3.2 million. The Amendment allows us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waives the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waives any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amends the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

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

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provided that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. Our obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy our reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. We would indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. We provided cash collateral to our counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. We had no outstanding letters of credit as of December 31, 2018.

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2018, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarters ended June 30, 2015 through December 31, 2018, we have accumulated arrearages at December 31, 2018 related to the common unit distribution of approximately $673.1 million.

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

Coal Operations

Mining and Leasing Operations

As of December 31, 2018, we operated two mining complexes located in Central Appalachia (Tug River and Rob Fork). In addition during 2018, we operated one mining complex located in Northern Appalachia (Hopedale). The other Northern Appalachia mining complex, Sands Hill Mining, was sold in November 2017. In the Western Bituminous region, we operated one mining complex located in Emery and Carbon Counties, Utah (Castle Valley). We also operated a mining complex in the Illinois Basin, our Riveredge mine at our Pennyrile mining complex. (See Note 4 of the consolidated financial statements included elsewhere in this annual report for further information on the disposition of Sands Hill Mining)

We define a mining complex as a central location for processing raw coal and loading coal into railroad cars, barges or trucks for shipment to customers. These mining complexes include five active preparation plants and/or loadouts, each of which receive, blend, process and ship coal that is produced from one or more of our active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits.

The following map shows the location of our coal mining and leasing operations as of December 31, 2018 (Note: the McClane Canyon mine in Colorado was permanently idled at December 31, 2013):

STATE OF COLORADO
Grand Junction
Denver
McCLANE CANYON
Colorado Springs
STATE OF UTAH
SALT LAKE CITY
CASTLE VALLEY
PRICE
HUNTINGTON
STATE OF INDIANA
STATE OF ILLINOIS
Springfield
TAYLORVILLE FIELD
Owensboro
Pennyrile Complex
Madisonville
STATE OF KENTUCKY
Not to Scale
PENNSYLVANIA
OHIO
WEST VIRGINIA
KENTUCKY
VIRGINIA
TENNESSEE
NORTH CAROLINA
MD
LEESVILLE FIELD
HOPEDALE COMPLEX
SPRINGDALE FIELD
RICH MOUNTAIN FIELD
RHINO EASTERN FIELD
TUG RIVER COMPLEX
CAM MINING
ROB FORK COMPLEX
HEADQUARTERS OFFICE
Akron
Youngstown
Canton
New Castle
Pittsburgh
Steubenville
Wheeling
Washington
Uniontown
Columbus
Zanesville
Morgantown
Fairmont
Clarksburg
Chillicothe
Parkersburg
Elkins
Ashland
Huntington
Charleston
Lexington
Morehead
Beckley
Prestonsburg
Pikeville
Hazard
Roanoke
OHIO RIVER
KANAWHA RIVER
MONONGAHELA
ALLEGHENY
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

The following table summarizes our mining complexes and production from continuing operations by region as of December 31, 2018.

Region	Preparation Plants and Loadouts	Transportation to Customers(1)	Number and Type of Active Mines(2)	Tons Produced for the Year Ended December 31, 2018 (3)
				(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Tug Fork & Jamboree(4)	Truck, Barge, Rail (NS)	2S	1.2
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	1U,1S	0.5
Northern Appalachia(5)
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	0.4
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—
Pennyrile Complex (KY)	Preparation plant & river loadout	Barge	1U	1.3
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	1.0
McClane Canyon Mine (CO)(6)	n/a	Truck	—	—
Total			4U,3S	4.4

(1)	NS = Norfolk Southern Railroad; CSX = CSX Railroad; OHC = Ohio Central Railroad; WLE = Wheeling & Lake Erie Railroad.

(2)	Numbers indicate the number of active mines. U = underground; S = surface. All of our mines as of December 31, 2018 were company-operated.

(3)	Total production based on actual amounts and not rounded amounts shown in this table.

(4)	Jamboree includes only a loadout facility.

(5)	The Sands Hill Mining complex was previously included in our Northern Appalachia region and was sold in November 2017.

(6)	The McClane Canyon mine was permanently idled as of December 31, 2013.

Central Appalachia. For the year ended December 31, 2018, we operated two mining complexes located in Central Appalachia consisting of one active underground mine and three surface mines. For the year ended December 31, 2018, the mines at our Tug River and Rob Fork mining complexes produced an aggregate of approximately 1.2 million tons of steam coal and an estimated 0.5 million tons of metallurgical coal.

Tug River Mining Complex. Our Tug River mining complex is located in Kentucky and West Virginia bordering the Tug River. This complex produces coal from two company-operated surface mines, which includes one high-wall mining unit. Coal production from these operations is delivered to the Tug Fork preparation plant for processing and then transported by truck to the Jamboree rail loadout for blending and shipping. Coal suitable for direct-ship to customers is delivered by truck directly to the Jamboree rail loadout from the mine sites. The Tug Fork plant is a modern, 350 tons per hour preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train, batch weigh loadout. This mining complex produced approximately 1.0 million tons of steam coal and approximately 0.2 million tons of metallurgical coal for the year ended December 31, 2018.

Rob Fork Mining Complex. Our Rob Fork mining complex is located in eastern Kentucky and produces coal from one company-operated surface mine and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers’ needs. The Rob Fork mining complex produced approximately 0.2 million tons of steam coal and 0.3 million tons of metallurgical coal for the year ended December 31, 2018.

Northern Appalachia. For the year ended December 31, 2018, we operated one mining complex located in Northern Appalachia consisting of one company-operated underground mine. For the year ended December 31, 2018, the mine produced an aggregate of approximately 0.4 million tons of steam coal. We sold our Sands Hill Mining operation in November 2017, which consisted of one company-operated surface mine.

Hopedale Mining Complex. The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is cleaned at our Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad and then shipped by train or truck to our customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 0.4 million tons of steam coal for the year ended December 31, 2018.

Western Bituminous Region. We operate one mining complex in the Western Bituminous region that produces coal from an underground mine located in Emery and Carbon Counties, Utah. We also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon) that was permanently idled at the end of 2013.

Castle Valley Mining Complex. Our Castle Valley mining complex includes one underground mine located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. We produced approximately 1.0 million tons of steam coal from one underground mine at this complex for the year ended December 31, 2018.

Illinois Basin. We operate one mining complex in the Illinois Basin region that produces coal from an underground mine located in Daviess and McLean counties in western Kentucky contiguous to the Green River. We also have an estimated 111.1 million of proven and probable reserves in the Taylorville Field area in the Illinois Basin that remain undeveloped.

Pennyrile Mining Complex. In mid-2014, we completed the initial construction of a new underground mining operation on the purchased property, referred to as our Pennyrile mining complex, which includes one underground mine, a preparation plant and river loadout facility. The property is adjacent to a navigable waterway, which allows for exports to non-U.S. customers. We produced approximately 1.3 million tons of steam coal from this mine for the year ended December 31, 2018. We believe the possibility exists to expand production up to 2.0 million tons per year with further development of the mine at the Pennyrile complex.

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

In December 2012, we made an initial investment in a new joint venture, Muskie Proppant LLC (“Muskie”), with affiliates of Wexford Capital. In November 2014, we contributed our investment interest in Muskie to Mammoth Energy Partners LP (“Mammoth”) in return for a limited partner interest in Mammoth. In October 2016, we contributed our limited partner interests in Mammoth to Mammoth, Inc. in exchange for 234,300 shares of common stock of Mammoth, Inc.

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). We accounted for the investment in this joint venture and results of operations under the equity method based upon our ownership percentage. We recorded our proportionate share of the operating income for this investment for the year ended December 31, 2017 of approximately $36,000. In June 2017, we contributed our limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2018, we owned 104,100 shares of Mammoth Inc.

As of December 31, 2018 and 2017, we recorded our investment in Mammoth Inc. as a current asset, which was classified as available-for-sale. We have included our investment in Mammoth Inc. in the Other category for segment reporting purposes.

Coal Customers

General

Our primary customers for our steam coal are electric utilities and industrial consumers, and the metallurgical coal we produce is sold primarily to domestic and international steel producers and coal brokers. For the year ended December 31, 2018, approximately 81.0% of our coal sales tons consisted of steam coal and approximately 19.0% consisted of metallurgical coal. For the year ended December 31, 2018, approximately 40.0% of our coal sales tons that we produced were sold to electric utilities. The majority of our electric utility customers purchase coal for terms of one to three years, but we also supply coal on a spot basis for some of our customers. For the year ended December 31, 2018, we derived approximately 80.0% of our total coal revenues from sales to our ten largest customers, with affiliates of our top three customers accounting for approximately 40.4% of our coal revenues for that period.

Coal Supply Contracts

For the years ended December 31, 2018 and 2017, approximately 64% and 59%, respectively, of our aggregate coal tons sold were sold through supply contracts. We expect to continue selling a significant portion of our coal under supply contracts. As of December 31, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons (in thousands)	Number of customers
2019	3,699	18
2020	1,979	6
2021	352	2

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

Competition

The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers. Our main competitors include Alliance Resource Partners LP, Alpha Natural Resources, Inc., Arch Coal, Inc., Booth Energy Group, Blackhawk Mining, LLC, Murray Energy Corporation, Foresight Energy LP, and Wolverine Fuels, LLC.

The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry and international consumers. These coal consumption patterns are influenced by factors beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of fuel such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power, solar power and wind power.

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

For the year ended December 31, 2018 our average MSHA violations per inspection day was 0.39 as compared to the most recent national average of 0.59 violations per inspection day for coal mining activity as reported by MSHA, or 33.89% below this national average.

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

In 2013, MSHA began implementing its Pattern of Violation (“POV”) regulations under the Mine Act. Under this regulation, MSHA eliminated the ninety (90) day window to take corrective action and engage in mitigation efforts for mine operators who met certain initial POV screening criteria. Additionally, MSHA will make POV determinations based upon enforcement actions as issued, rather than enforcement actions that have been rendered final following the opportunity for administrative or judicial review. After a mine operator has been placed on POV status, MSHA will thereafter issue an order withdrawing miners from the area affected by any enforcement action designated by MSHA as posing a significant and substantial, or S&S, hazard to the health and/or safety of miners. Further, once designated as a POV mine, a mine operator can be removed from POV status only upon: (1) a complete inspection of the entire mine with no S&S enforcement actions issued by MSHA; or (2) no POV-related withdrawal orders being issued by MSHA within ninety (90) days of the mine operator being placed on POV status. Although it remains to be seen how these new regulations will ultimately affect production at our mines, they are consistent with the trend of more stringent enforcement.

From time to time, certain portions of individual mines have been required to suspend or shut down operations temporarily in order to address a compliance requirement or because of an accident. For instance, MSHA issues orders pursuant to Section 103(k) that, among other things, call for operations in the area of the mine at issue to suspend operations until compliance is restored. Likewise, if an accident occurs within a mine, the MSHA requirements call for all operations in that area to be suspended until the circumstance leading to the accident has been resolved. During the fiscal year ended December 31, 2018 (as in earlier years), we received such orders from government agencies and have experienced accidents within our mines requiring the suspension or shutdown of operations in those particular areas until the circumstances leading to the accident have been resolved. While the violations or other circumstances that caused such an accident were being addressed, other areas of the mine could and did remain operational. These circumstances did not require us to suspend operations on a mine-wide level or otherwise entail material financial or operational consequences for us. Any suspension of operations at any one of our locations that may occur in the future may have material financial or operational consequences for us.

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

Black Lung Laws

Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $0.50 per ton for underground-mined coal and $0.25 per ton for surface-mined coal, but not to exceed 2.0% of the applicable sales price (rates effective January 1, 2019). This excise tax does not apply to coal that is exported outside of the United States. In 2018, we recorded approximately $2.5 million of expense related to this excise tax.

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

Workers’ Compensation

We are required to compensate employees for work-related injuries under various state workers’ compensation laws. The states in which we operate consider changes in workers’ compensation laws from time to time. Our costs will vary based on the number of accidents that occur at our mines and other facilities, and our costs of addressing these claims. We are insured under the Ohio State Workers Compensation Program for our operations in Ohio. Our remaining operations, including Central Appalachia, the Illinois Basin and the Western Bituminous region, are insured through Rockwood Casualty Insurance Company.

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

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA’s adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. However, this fee is subject to change. Should this fee be increased in the future, given the market for coal, it is unlikely that coal mining companies would be able to recover all of these fees from their customers. As of December 31, 2018, we had accrued approximately $18.5 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

Federal laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if owners of specific percentages of ownership interests or controllers (i.e., officers and directors or other entities) of the applicant have, or are affiliated with another entity that has outstanding violations of SMCRA or state or tribal programs authorized by SMCRA. This condition is often referred to as being “permit blocked” under the federal Applicant Violator Systems, or AVS. Thus, non-compliance with SMCRA can provide the basis to deny the issuance of new mining permits or modifications of existing mining permits, although we know of no basis by which we would be (and we are not now) permit-blocked.

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

As of December 31, 2018, we had approximately $42.6 million in surety bonds outstanding to secure the performance of our reclamation obligations. Of the $42.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions. We can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

Air Emissions

The federal Clean Air Act (the “CAA”) and similar state and local laws and regulations, which regulate emissions into the air, affect coal mining operations both directly and indirectly. The CAA directly impacts our coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants and other industrial consumers of coal, including air emissions of sulfur dioxide, nitrogen oxides, particulates, mercury and other compounds. There have been a series of recent federal rulemakings from the U.S. Environmental Protection Agency, or EPA, which are focused on emissions from coal-fired electric generating facilities. For example, in June 2015, the United States Supreme Court decided Michigan v. the EPA, which held that the EPA should have considered the compliance costs associated with its Mercury and Air Toxics Standards, or MATS, in deciding to regulate power plants under Section 112(n)(1) of the Clean Air Act. The Court did not vacate the MATS rule, and MATS has remained in place. In April 2016, EPA published its final supplemental finding that it is “appropriate and necessary” to regulate coal and oil-fired units under Section 112 of the Clean Air Act. That finding was challenged in court, but the rule remained in effect. In April 2017, the D.C. Circuit agreed to EPA’s request to delay proceedings while the EPA reviewed the supplemental finding to determine whether it should be maintained, modified, or otherwise reconsidered. In December 2018, the EPA issued a proposed revised Supplemental Cost Finding for the MATS rule proposing to determine that it is not “appropriate and necessary” to regulate Hazardous Air Pollutant (“HAP”) emissions from power plants under Section 112 of the Clean Air Act. The EPA did not propose, however, to rescind or repeal the HAP emission standards and other requirements of the MATS rule, which would remain in place under the proposal. Installation of additional emissions control technology and additional measures required under laws and regulations related to air emissions will make it more costly to operate coal-fired power plants and possibly other facilities that consume coal and, depending on the requirements of individual state implementation plans, or SIPs, could make coal a less attractive fuel alternative in the planning and building of power plants in the future.

In addition to the greenhouse gas (“GHG”) regulations discussed below, air emission control programs that affect our operations, directly or indirectly, through impacts to coal-fired utilities and other manufacturing plants, include, but are not limited to, the following:

●	The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

●	On July 6, 2011, the EPA finalized the Cross State Air Pollution Rule (“CSAPR”), which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In September 2016, EPA finalized the CSAPR Rule Update for the 2008 ozone national air quality standards (“NAAQS”). The rule aims to reduce summertime NOx emissions from power plants in 22 states in the eastern United States. Consolidated judicial challenges to the rule are now pending in the D.C. Circuit Court of Appeals.

●	In addition, in January 2013, the EPA issued final MACT standards for several classes of boilers and process heaters, including large coal-fired boilers and process heaters (Boiler MACT), which require significant reductions in the emission of particulate matter, carbon monoxide, hydrogen chloride, dioxins and mercury. Various legal challenges were filed and EPA promulgated a revised final rule in November 2015. In December 2016, the D.C. Circuit remanded the Boiler MACT standards to the EPA requiring the agency to revise emissions standards for certain boiler subcategories. The court determined that the existing MACT standards should remain in place while the revised standards are being developed, but did not establish a deadline for the EPA to complete the rulemaking. In June 2017, the U.S. Supreme Court declined to review the D.C. Circuit ruling. We cannot predict the outcome of any legal challenges that may be filed in the future. Before reconsideration, the EPA estimated that the rule would affect 1,700 existing major source facilities with an estimated 14,316 boilers and process heaters. Some owners will make capital expenditures to retrofit boilers and process heaters, while a number of boilers and process heaters will be prematurely retired. The retirements are likely to reduce the demand for coal. The impact of the regulations will depend on the outcome of future legal challenges and EPA actions that cannot be determined at this time.

●	The EPA has adopted new, more stringent NAAQS for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in June 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date in October 2013. States with non-attainment areas had to submit their SIP revisions in April 2015, which must meet the modified standard by summer 2017. For all other areas, states will be required to submit “maintenance” SIPs. EPA finalized its PM2.5 NAAQS designations in December 2014. Individual states must now identify the sources of PM2.5 emissions and develop emission reduction plans, which may be state-specific or regional in scope. Nonattainment areas must meet the revised standard no later than 2021. More recently, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. Significant additional emissions control expenditures will likely be required at coal-fired power plants and coke plants to meet the new standards. The EPA completed area designations for the 2015 ozone standards in July 2018. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states. Moreover, we could face adverse impacts on our business to the extent that these and any other new rules affecting coal-fired power plants result in reduced demand for coal.

●	In June 2005, the EPA amended its regional haze program to improve visibility in national parks and wilderness areas. Affected states were required to develop SIPs by December 2007 that, among other things, were to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by the December 2017 deadline. The EPA ultimately agreed in a consent decree with environmental groups to impose regional haze federal implementation plans or to take action on regional haze SIPs before the agency for 42 states and the District of Columbia. The EPA has completed those actions for all but several states in its first planning period (2008-2010). The continued implementation of this program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas and may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Consequently, demand for our steam coal could be affected. However, in January 2018 EPA announced that it was revisiting the 2017 Regional Haze Rule revisions, and announced an intent to commence a new rulemaking. In September 2018, EPA released the Regional Haze Reform Roadmap directing EPA staff to take certain actions to ensure adequate support for states to enable timely and effective implementation of the regional haze program and announcing EPA’s intent to issue new guidance and continue exploring further regulatory changes. Accordingly, future implementation of these rules is unclear.

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

At the Federal level, EPA has taken a number of steps to regulate GHG emissions. For example, in August 2015, the EPA issued its final Clean Power Plan (the “CPP”) rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay of the implementation of the CPP in February 2016. By its terms, this stay will remain in effect throughout the pendency of the appeals process. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the courts will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time. In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units. In August 2018, the EPA issued the proposed Affordable Clean Energy (“ACE”) Rule, which would replace the CPP. If the ACE Rule is finalized, it will likely be subject to judicial challenge. If the effort to repeal the CPP is unsuccessful and the rules were upheld at the conclusion of the appellate process and were implemented in their current form or if the ACE Rule results in state plans to reduce the level of GHG emissions from electric utility generating units, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration (“CCS”). Additional legal challenges have been filed against the EPA’s rules for new power plants. The EPA’s GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

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

Clean Water Act

The Federal Clean Water Act (the “CWA”) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on the discharge of pollutants, including dredged or fill material, into waters of the U.S. The CWA establishes in-stream water quality and treatment standards for wastewater discharges that are applied to wastewater dischargers through Section 402 National Pollutant Discharge Elimination System (“NPDES”) permits. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of Section 402 NPDES permits. Individual permits or general permits under Section 404 of the CWA are required to discharge dredged or fill materials into waters of the U.S. including wetlands, streams, and other areas meeting the regulatory definition. Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. A 2015 rulemaking by EPA to revise the standard was stayed nationwide by the U.S. Court of Appeals for the Sixth Circuit and stayed for certain primarily western states by a United States District Court in North Dakota. In January 2018, the Supreme Court determined that the circuit courts do not have jurisdiction to hear challenges to the 2015 rule, removing the basis for the Sixth Circuit to continue its nationwide stay. In February 2018, the EPA and the U.S. Army Corps of Engineers (the “Corps”) published a final rule extending the applicability date of the 2015 rule such that the rule would not be applicable until February 2020. In August 2018, the U.S. District Court for the District of South Carolina invalidated the two-year nationwide delay of the rule, leaving the 2015 rule in effect in 26 states, while the pre-2015 regulations and guidance continue to apply in 24 states. In December 2018, the EPA and the Corps proposed a new definition of “waters of the United States.” Judicial challenges to the 2015 rulemaking are likely to continue to work their way through the courts along with challenges to the more recent rulemaking extending the applicability date of the 2015 rule. The agencies’ efforts to repeal the 2015 rule and to revise the definition of “waters of the United States” will also likely be subject to lengthy judicial challenges. For now, EPA and the Corps are complying with the South Carolina District Court’s order in the 26 states in which it applies. Should the 2015 rule be enforced in the states in which we operate, or should a different rule expanding the definition of what constitutes a water of the United States be finalized as a result of EPA and the Corps’s rulemaking process, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

Employees

To carry out our operations, our general partner and our subsidiaries employed 701 full-time employees as of December 31, 2018. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since our inception we have had no history of work stoppages or union organizing campaigns.

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

We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $4.45 per unit, or $17.80 per unit per year, which will require us to have available cash of approximately $58.6 million per quarter, or $234.2 million per year, based on the number of common and subordinated units outstanding as of December 31, 2018 and the general partner interest. The amount of cash we can distribute on our common and subordinated units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Our results of operations and the value of our coal reserves are significantly dependent upon the prices we receive for our coal as well as our ability to improve productivity and control costs. Prices for coal tend to be cyclical. The prices we receive for coal depend upon factors beyond our control, including:

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

Any adverse change in these factors could result in weaker demand and lower prices for our products. In addition, global financial and credit market disruptions have historically had an impact on the coal industry generally and may continue to do so. The demand for electricity and steel may decline if economic conditions weaken. If electricity and steel demand weaken, we may not be able to sell all of the coal we are capable of producing or sell our coal at acceptable prices.

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

We performed a comprehensive review of our coal mining operation as well as potential future development projects for the year ended December 31, 2018 to ascertain any potential impairment losses. We did not record any impairment losses for coal properties, mine development costs or coal mining equipment and related facilities for the year ended December 31, 2018.

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

We also recorded an impairment charge of $21.8 million related to the call option received from a third party to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such we concluded that the call option had no carrying value. An impairment charge of $21.8 million related to the call option was recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

We could be negatively impacted by the competitiveness of the global markets in which we compete and declines in the market demand for coal.

We compete with coal producers in various regions of the United States and overseas for domestic and international sales. The domestic demand for, and prices of, our coal primarily depend on coal consumption patterns of the domestic electric utility industry and the domestic steel industry. Consumption by the domestic electric utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel sources, such as natural gas, nuclear, hydroelectric, solar and wind power and other renewable energy sources. Consumption by the domestic steel industry is primarily affected by economic growth and the demand for steel used in construction as well as appliances and automobiles. The competitive environment for coal is impacted by a number of the largest markets in the world, including the United States, China, Japan and India, where demand for both electricity and steel has supported prices for steam and metallurgical coal. The economic stability of these markets has a significant effect on the demand for coal and the level of competition in supplying these markets. The cost of ocean transportation and the value of the U.S. dollar in relation to foreign currencies significantly impact the relative attractiveness of our coal as we compete on price with foreign coal producing sources. During the last several years, the U.S. coal industry has experienced increased consolidation, which has contributed to the industry becoming more competitive. Increased competition by coal producers or producers of alternate fuels could decrease the demand for, or pricing of, or both, for our coal, adversely impacting our results of operations and cash available for distribution.

Any change in consumption patterns by utilities away from the use of coal, such as resulting from current low natural gas prices, could affect our ability to sell the coal we produce, which could adversely affect our results of operations and cash available for distribution to our unitholders.

Steam coal accounted for approximately 81% of our coal sales volume for the year ended December 31, 2018. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, sustained low natural gas prices have led, in some instances, to decreased coal consumption by electricity-generating utilities. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, become more cost-competitive on an overall basis, demand for coal could decrease and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and cash available for distribution to our unitholders.

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

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are resulting in increased regulation of coal combustion in many jurisdictions, unfavorable lending policies by government-backed lending institutions and development banks toward the financing of new overseas coal-fueled power plants and divestment efforts affecting the investment community, which could significantly affect demand for our products or our securities. Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Fourth and Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions of carbon dioxide from coal combustion by power plants. The 2015 Paris climate summit agreement resulted in voluntary commitments by numerous countries to reduce their GHG emissions, and could result in additional firm commitments by various nations with respect to future GHG emissions. These commitments could further disfavor coal-fired generation, particularly in the medium- to long-term.

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

Coal mining is subject to inherent risks to safety and health. As a result, the coal mining industry is subject to stringent safety and health standards. Fatal mining accidents in the United States have received national attention and have led to responses at the state and federal levels that have resulted in increased regulatory scrutiny of coal mining operations, particularly underground mining operations. More stringent state and federal mine safety laws and regulations have included increased sanctions for non-compliance. Moreover, future workplace accidents are likely to result in more stringent enforcement and possibly the passage of new laws and regulations.

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

Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and discharge dredged or fill material into waters of the United States (“WOTUS”). Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. Please read “Part I, Item 1. Business—Regulation and Laws—Clean Water Act.” Currently, 26 states are subject to the 2015 rule, while the pre-2015 regulations and guidance continue to apply in 24 states. Should the 2015 rule be enforced in the states in which we operate, or should a different rule expanding the definition of what constitutes a water of the United States be finalized as a result of EPA and the Corps’s rulemaking process, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Our surface coal mining operations typically require such permits to authorize such activities as the creation of slurry ponds, stream impoundments, and valley fills. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits.

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

At the federal level, EPA has finalized a number of rules related to GHG emissions. For example, the EPA issued its final CPP rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. Judicial challenges led the U.S. Supreme Court to grant a stay of the implementation of the CPP in February 2016. By its terms, this stay will remain in effect throughout the pendency of the appeals process. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the courts will rule on the legality of the CPP. Additionally, in October 2017 EPA proposed to repeal the CPP, although the final outcome of this action and the pending litigation regarding the CPP is uncertain at this time. In connection with the proposed repeal, EPA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) in December 2017 regarding emission guidelines to limit GHG emissions from existing electricity utility generating units. In August 2018, the EPA issued the proposed ACE Rule, which would replace the CPP. If the ACE Rule is finalized, it will likely be subject to judicial challenge. If the effort to repeal and replace the CPP is unsuccessful and the rules were upheld at the conclusion of the appellate process and were implemented in their current form, or if the ACE Rule results in state plans to reduce the level of GHG emissions from electric utility generating units, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration. Additional legal challenges have been filed against the EPA’s rules for new power plants. The EPA’s GHG rules for new and existing power plants, taken together, have the potential to severely reduce demand for coal. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

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

We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2018, we had $42.6 million in reclamation surety bonds, secured by $3.0 million in cash collateral held by our surety bond provider. Of the $42.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions.  We can provide no assurances that a surety company  will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time.  Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate. For more information, please read “Part I, Item 1. Business— Recent Developments—Letter of Credit Facility—PNC Bank.” If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and cash available for distribution to our unitholders could be adversely affected.

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

We sell a material portion of our coal under supply contracts. As of December 31, 2018, we had sales commitments for approximately 74% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2019. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 61% in 2019, 33% in 2020, and 6% in 2021. We derived approximately 80.5% of our total coal revenues from coal sales to our ten largest customers for the year ended December 31, 2018, with affiliates of our top three customers accounting for approximately 40.4% of our coal revenues during that period.

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

Increases in our total indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. As of December 31, 2018 our current portion of long-term debt that will be funded from cash flows from operating activities during 2019 was approximately $2.2 million. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all.

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

Our business is subject to cybersecurity risks.

As is typical of modern businesses, we are reliant on the continuous and uninterrupted operation of its information technology (“IT”) systems. User access of our sites and IT systems can be critical elements to our operations, as is cloud security and protection against cyber security incidents. Any IT failure pertaining to availability, access or system security could potentially result in disruption of our activities, and could adversely affect our reputation, operations or financial performance.

Potential risks to the our IT systems could include unauthorized attempts to extract business sensitive, confidential or personal information, denial of access extortion, corruption of information or disruption of business processes, or by inadvertent or intentional actions by the our employees or vendors. A cybersecurity incident resulting in a security breach or failure to identify a security threat could disrupt business and could result in the loss of sensitive, confidential information or other assets, as well as litigation, regulatory enforcement, violation of privacy or securities laws and regulations, and remediation costs, all of which could materially impact the our business or reputation.

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

In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. We may, in certain circumstances, be permitted under our partnership agreement and credit agreement to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

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

If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 15, 2019, Royal owned an aggregate of approximately 52.9% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 15, 2019, Royal owned an aggregate of approximately 49.4% of our common units and approximately 93.2% of our subordinated units.

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

As of March 15, 2019, we had 13,098,353 common units, 1,143,686 subordinated units and 1,500,000 Series A preferred units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. On March 21, 2016, we issued 6,000,000 common units to Royal in a private placement. In connection with this issuance, we entered into a registration rights agreement with Royal which grants Royal piggyback registration rights under certain circumstances with respect to these common units. In addition, under our partnership agreement, our general partner and its affiliates (including Royal) have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations. Sales by Royal or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Royal) after the subordination period has ended. As of March 15, 2019, Royal owned approximately 49.4% of the outstanding common units and 93.2% of our outstanding subordinated units.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, then our cash available for distribution to our common unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based on our current operations and current Treasury Regulations, we believe that we satisfy the qualifying income requirement and will be treated as a partnership. We have received a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, income from management fees, cost reimbursements and cost-sharing payments related to our management and operation of mining, production, processing, and sale of coal and from energy infrastructure support services will constitute “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986 (the “Code”). We may, however, decide that it is in our best interest to be treated as a corporation for federal income tax purposes. Failing to meet the qualifying income requirement, a change in current law, or an election to be treated as a corporation, could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income tax at varying rates. Any distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions, or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our common unitholders would be substantially reduced. Therefore, treatment of us as a corporation would materially reduce the after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.

Additionally, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. We currently own assets and conduct business in several states that impose a margin or franchise tax. In the future, we may expand our operations to other states. Imposition of a similar tax on us in jurisdictions to which we expand could substantially reduce our cash available for distribution to our common unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity level taxation for U.S. federal, state, local, or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. Changes in current state law may subject us to additional entity level taxation by individual states.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a publicly traded partnership in the future.

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

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest may substantially reduce our cash available for distribution to our common unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take and it may be necessary to resort to administrative or court proceedings to sustain some or all of our positions. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest with the IRS will reduce our cash available for distribution to our common unitholders and thus will be borne indirectly by our common unitholders. We have requested and obtained a favorable private letter ruling from the IRS to the effect that, based on facts presented in the private letter ruling request, income from management fees, cost reimbursements and cost-sharing payments related to our management and operation of mining, production, processing, and sale of coal and from energy infrastructure support services will constitute “qualifying income” within the meaning of Section 7704 of the Code.

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

Our common unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Our common unitholders are required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due with respect to that income.

We anticipate engaging in transactions to reduce our indebtedness and manage our liquidity that generate taxable income (including cancellation of indebtedness income) allocable to common unitholders, and income tax liabilities arising therefrom may exceed the value of your investment in us.

In response to current market conditions, from time to time we anticipate engaging in transactions to delever us and manage our liquidity that would result in income and gain to our common unitholders without a corresponding cash distribution. For example, we may sell assets and use the proceeds to repay existing debt or fund capital expenditures, in which case, you would be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, we may anticipate pursuing opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications and extinguishment of our existing debt that would result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our common unitholders as ordinary taxable income. Common unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed the current value of your investment in us.

Entities taxed as corporations may have net operating losses to offset COD income or may otherwise qualify for an exception to the recognition of COD income, such as the bankruptcy or insolvency exceptions. As long as we are treated as a partnership, however, these exceptions are not available to the partnership and are only available to a common unitholder if the common unitholder itself is insolvent or in bankruptcy. As a result, these exceptions generally would not apply to prevent the taxation of COD income allocated to our common unitholders. The ultimate tax effect of any such income allocations will depend on the common unitholder’s individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable COD income. Common unitholders may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to the common unitholder’s ultimate disposition of its units. Common unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the common units you sell will, in effect, become taxable income to you if you sell such common units at a price greater than your tax basis in those common units, even if the price you receive is less than your original cost. In addition, because the amount realized includes a common unitholder’s share of our non-recourse liabilities, if you sell your common units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

A substantial portion of the amount realized from the sale of your common units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture. Thus, you may recognize both ordinary income and capital loss from the sale of your common units if the amount realized on a sale of your common units is less than your adjusted basis in the common units.

Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your common units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of common units.

Common unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

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

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. If you are a tax-exempt entity, you should consult your tax advisor before investing in our common units.

Non-U.S. common unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.

Non-U.S. common unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to you and any gain from the sale of your common units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. common unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. common unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our common unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate gain or loss realized on the sale or other disposition of our assets or, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction on the Allocation Date. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we could be required to change our allocation of items of income, gain, loss and deduction among our common unitholders.

A common unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, the common unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a common unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the common unitholder may no longer be treated for tax purposes as a partner in us with respect to those common units during the period of the loan to the short seller and the common unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the common unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income. Common unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan should consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies in determining a common unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our common unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our common unitholders. It also could affect the amount of gain from our common unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our common unitholders’ tax returns without the benefit of additional deductions.

Common unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, common unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our common unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, common unitholders may be subject to penalties for failure to comply with those requirements.

We currently own assets and conduct business in a number of states, most of which also impose an income tax on corporations and other entities. In addition, many of these states also impose a personal income tax on individuals, corporations or other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. You should consult with your own tax advisor regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid. .

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

Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2018, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2018, we controlled an estimated 268.5 million tons of proven and probable coal reserves, consisting of an estimated 214.0 million tons of steam coal and an estimated 54.5 million tons of metallurgical coal. Proven and probable coal reserves increased approximately 15.8 million tons from 2017 to 2018 primarily as the result of the revised economic feasibility of our non-reserve coal deposits. In addition, as of December 31, 2018, we controlled an estimated 164.1 million tons of non-reserve coal deposits, which decreased primarily due to the reclassification of non-reserve coal deposits to proven and probable reserves. For the year ended December 31, 2018, we purchased and sold 331 tons of third-party coal.

Coal Reserves

The following table provides information as of December 31, 2018 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves (1)
Region	Total (3)	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam (2)	Metallurgical (2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	23.0	19.8	3.2	18.8	4.3	9.2	13.8	13.0	10.0
Rob Fork Complex (KY)	14.0	12.9	1.1	14.0	-	6.4	7.6	11.6	2.4
Rhino Eastern Field (WV) (3)	33.9	19.4	14.4	29.1	4.7	-	33.9	-	33.9
Rich Mountain Field (WV)	8.2	2.7	5.5	-	8.2	8.2	-	-	8.2
Total Central Appalachia (5)	79.1	54.8	24.2	61.9	17.2	23.8	55.3	24.6	54.5
Northern Appalachia
Hopedale Complex (OH)	18.6	15.2	3.5	18.6	-	4.0	14.6	18.6	-
Leesville Field (OH)	-	-	-	-	-	-	-	-	-
Springdale Field (PA)	13.7	8.8	4.9	-	13.7	13.7	-	13.7	-
Total Northern Appalachia (5)	32.3	24.0	8.4	18.6	13.7	17.7	14.6	32.3	-
Illinois Basin
Taylorville Field (IL)	111.1	38.9	72.3	-	111.1	-	111.1	111.1	-
Pennyrile Complex (KY)	24.9	14.1	10.7	24.9	-	0.2	24.7	24.9	-
Total Illinois Basin (5)	136.0	53.0	83.0	24.9	111.1	0.2	135.8	136.0	-
Western Bituminous
Castle Valley Complex (UT)	14.9	11.3	3.6	14.9	-	-	14.9	14.9	-
McClane Canyon Mine (CO) (4)	6.2	4.1	2.1	6.2	-	0.1	6.1	6.2	-
Total Western Bituminous (5)	21.1	15.4	5.7	21.1	-	0.1	21.0	21.1	-
Total (5)	268.5	147.2	121.3	126.5	142.0	41.8	226.7	214.0	54.5
Percentage of total (5)		54.8%	45.2%	47.1%	52.9%	15.6%	84.4%	79.7%	20.3%

(1)	Represents recoverable tons. The recoverable tonnage estimates take into account mining losses and coal wash plant losses of material from both mining dilution and any non-coal material found within the coal seams. Except for coal expected to be processed and sold on a direct-shipped basis, a specific wash plant recovery factor has been estimated from representative exploration data for each coal seam and applied on a mine-by-mine basis to the estimates. Actual wash plant recoveries vary depending on customer coal quality specifications.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. All other coal reserves are defined as steam coal. However, some of the reserves in the metallurgical category can also be used as steam coal.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2018.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	Percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

The majority of our leases have an initial term denominated in years but also provide for the term of the lease to continue until exhaustion of the “mineable and merchantable” coal in the lease area so long as the terms of the lease are complied with. Some of our leases have terms denominated in years rather than mine-to-exhaustion provisions, but in all such cases, we believe that the term of years will allow the recoverable reserves to be fully extracted in accordance with our projected mine plan. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine those reserves.

The following table provides information on particular characteristics of our coal reserves as of December 31, 2018:

	As Received Basis (1)				Proven and Probable Coal Reserves (2)
						Sulfur Content
Region	% Ash	% Sulfur	Btu/lb.	S02/mm Btu	Total	<1%	1-1.5%	>1.5%	Unknown
					(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	9.42%	1.19%	13,145	1.80	23.0	9.9	9.7	2.5	0.9
Rob Fork Complex (KY)	5.41%	1.26%	13,527	1.87	14.0	6.5	4.3	1.6	1.6
Rhino Eastern Field (WV) (3)	4.17%	0.67%	14,035	0.96	33.9	28.8	4.9	-	0.2
Rich Mountain Field (WV)	7.28%	0.60%	13,235	0.91	8.2	8.2	-	-	-
Total Central Appalachia	6.24%	0.91%	13,611	1.34	79.1	53.4	18.9	4.1	2.7
Northern Appalachia
Hopedale Complex (OH)	6.66%	2.26%	13,738	3.30	18.6	-	-	18.6	-
Springdale Field (PA)	7.08%	1.91%	13,337	2.87	13.7	-	-	13.7	-
Total Northern Appalachia	6.84%	2.11%	13,568	3.11	32.3	-	-	32.3	-
Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.1	-	-	111.1	-
Pennyrile Complex (KY)	7.79%	2.53%	11,475	4.42	24.9	-	-	24.9	-
Total Illinois Basin	7.76%	3.35%	11,133	6.01	136.0	-	-	136.0	-
Western Bituminous
Castle Valley Complex (UT)	10.58%	0.90%	12,055	1.49	14.9	5.3	9.6	-	-
McClane Canyon Mine (CO) (4)	11.19%	0.57%	11,241	1.01	6.2	6.2	-	-	-
Total Western Bituminous	10.76%	0.80%	11,814	1.36	21.1	11.5	9.6	-	-
Total (5)	7.45%	2.29%	12,194	3.76	268.5	64.9	28.5	172.4	2.7
Percentage of total (5)						24.2%	10.6%	64.2%	1.0%

(1)	As received basis represents average quality on a moist basis.

(2)	Represents recoverable tons.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2018.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

Non-Reserve Coal Deposits

The following table provides information on our non-reserve coal deposits as of December 31, 2018:

	Non-Reserve Coal Deposits
		Total Tons
Region	Total Tons	Owned	Leased
	(in million tons)
Central Appalachia	38.0	10.7	27.3
Northern Appalachia	60.6	55.8	4.8
Illinois Basin	35.9	-	35.9
Western Bituminous	29.6	-	29.6
Total	164.1	66.5	97.6
Percentage of total		40.52%	59.48%

Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and non-reserve coal deposits of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine the coal.

Office Facilities

We lease office space at 424 Lewis Hargett Circle, Lexington, Kentucky for our executives and administrative support staff. We executed an amendment to this lease in 2018 to extend the lease term for five additional years to July 31, 2023.

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

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2018 is included as Exhibit 95.1 to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Limited Partnership Interests

Our common units continue to trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2018, we have suspended the cash distribution for our common units.

As of March 15, 2019, we had outstanding 13,098,353 common units, 1,143,686 subordinated units, 1,500,000 Series A preferred units, and a 0.4% general partner interest and incentive distribution rights (“IDRs”). As of March 15, 2019, Royal Energy Resources, Inc. (“Royal”) owned approximately 49.4% of our outstanding common units and 93.2% of our subordinated units and our general partner. Our general partner currently owns a 0.4% general partner interest in us and all of our IDRs.

As of March 15, 2019, there were 84 holders of record of our common units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Beginning with the quarter ended June 30, 2015 we have suspended the cash distribution for our common units. For each of the quarters ended September 30, 2014 and December 31, 2014 and March 31, 2015, we announced cash distributions at levels lower than the minimum quarterly distribution. Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. We have accumulated arrearages at December 31, 2018 related to the common unit distribution of approximately $673.1 million. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. Our subordinated units do not accrue arrearages for unpaid distributions.

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

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the memberships interests and related assets and liabilities in our Sands Hill Mining entity to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining after the closing date. Our consolidated statements of operations and comprehensive income have been retrospectively adjusted to reclassify our Sands Hill Mining operation to discontinued operations for the year ended December 31, 2017.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2018, we controlled an estimated 268.5 million tons of proven and probable coal reserves, consisting of an estimated 214.0 million tons of steam coal and an estimated 54.5 million tons of metallurgical coal. Proven and probable coal reserves increased approximately 15.8 million tons from 2017 to 2018 primarily as the result of the revised economic feasibility of our non-reserve coal deposits. In addition, as of December 31, 2018, we controlled an estimated 164.1 million tons of non-reserve coal deposits, which decreased primarily due to the reclassification of non-reserve coal deposits to proven and probable reserves. Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2018, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

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

For the year ended December 31, 2018, we generated revenues from continuing operations of approximately $247.0 million and a net loss from continuing operations of approximately $16.0 million. For the year ended December 31, 2018, we produced approximately 4.4 million tons of coal from continuing operations and sold approximately 4.6 million tons of coal from continuing operations, approximately 64.0% of which were pursuant to long-term supply contracts.

Current Liquidity and Outlook

As of December 31, 2018, our available liquidity was $6.2 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement (“Financing Agreement”), which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about our Financing Agreement, please read “— Recent Developments—Financing Agreement.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders (the “Lenders”) therein, pursuant to which Lenders agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (“Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020. For more information about our Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

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

On December 20, 2018, we entered into a limited waiver and consent (the “Waiver”) to the Financing Agreement. The Waiver relates to the sales of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce our debt under the Financing Agreement. As of the date of the Waiver, we had sold 9 individual lots in smaller transactions. Rather than transmitting net proceeds with respect to each individual transaction, we agreed with the Lenders in principle to delay repayment until an aggregate payment could be made at the end of 2018. On December 18, 2018, we used the sale proceeds of approximately $379,000 to reduce the debt. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by us until a later date to be determined by the Lenders.

On February 13, 2019, we entered into a second amendment (“Amendment”) to the Financing Agreement. The Amendment provides the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allows us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waives the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waives any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amends the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

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

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide us with a facility for the issuance of standby letters of credit used in the ordinary course of our business (the “LoC Facility”). The LoC Facility Agreement provided that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. Our obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy our reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. We would indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. We provided cash collateral to our counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. We had no outstanding letters of credit as of December 31, 2018.

Distribution Suspension

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2018, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. The distribution suspension and prior reductions were the result of prolonged weakness in the coal markets, which has continued to adversely affect our cash flow.

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarter ended June 30, 2015, we have accumulated arrearages at December 31, 2018 related to the common unit distribution of approximately $673.1 million.

Asset Impairments-2018

We performed a comprehensive review of our coal mining operations as well as potential future development projects for the year ended December 31, 2018 to ascertain any potential impairment losses. We did not record any impairment losses for coal properties, mine development costs or coal mining equipment and related facilities for the year ended December 31, 2018.

Asset Impairments-2017

We performed a comprehensive review of our coal mining operations as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. We engaged an independent third party to perform a fair market value appraisal on certain parcels of land that we own in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. We recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

We recorded an impairment charge of $21.8 million related to the call option received from a third party to acquire substantially all of the outstanding common stock of Armstrong Energy, Inc. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. Per the Chapter 11 petitions, Armstrong Energy filed a detailed restructuring plan as part of the Chapter 11 proceedings. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such we concluded that the call option had no carrying value. An impairment charge of $21.8 million related to the call option was recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2018, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019	3,699	18
2020	1,979	6
2021	352	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of December 31, 2018, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of December 31, 2018, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of December 31, 2018. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses.

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

On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in Sands Hill Mining LLC to the third party in exchange for a future override royalty for any mineral sold, excluding coal, from Sands Hill Mining LLC after the closing date. We recognized a gain of $3.2 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation. The historical results for Sands Hill Mining LLC together with the gain on sale have been presented as discontinued operations.

Summary. (The following discussions of financial and operational data for the years ended December 31, 2018 and 2017 pertain to continuing operations unless otherwise specified.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for years ended December 31, 2018 and 2017:

	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$244.3	$217.2	$27.1	12.5%
Other revenues	2.7	1.5	1.2	84.6%
Total revenues	247.0	218.7	28.3	13.0%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	213.6	178.5	35.1	19.7%
Freight and handling costs	9.0	1.8	7.2	394.5%
Depreciation, depletion and amortization	22.3	21.1	1.2	5.8%
Selling, general and administrative (exclusive of DD&A shown separately above)	12.9	11.4	1.5	13.0%
Asset impairment and related charges	-	22.6	(22.6)	(100.0%)
Impact from adoption of ASU 2016-01	0.2	-	0.2	n/a
(Gain)/loss on sale/disposal of assets	(3.4)	-	(3.4)	n/a
(Loss) from operations	(7.6)	(16.7)	9.1	(54.5%)
Interest expense and other	8.5	4.0	4.5	111.5%
Interest income and other	(0.1)	(0.1)	-	(21.9%)
Total interest and other (income) expense	8.4	3.9	4.5	116.5%
Net (loss) from continuing operations	(16.0)	(20.6)	4.6	(22.3%)
Net income from discontinued operations	-	1.8	(1.8)	(100.0%)
Net (loss)	$(16.0)	$(18.8)	$2.8	(14.7%)

Total tons sold	4,598.0	4,125.6	472.4	11.5%
Coal revenues per ton	$53.13	$52.64	$0.49	0.9%
Cost of operations per ton	$46.45	$43.26	$3.19	7.4%

Other Financial Data
Adjusted EBITDA from continuing operations	$19.6	$27.1	$(7.5)	(27.9%)
Adjusted EBITDA from discontinued operations	-	(0.8)	0.8	(100.0%)
Adjusted EBITDA	$19.6	$26.3	$(6.7)	(25.5%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Summary. For the year ended December 31, 2018, our total revenues increased to $247.0 million from $218.7 million for the year ended December 31, 2017. We sold 4.6 million tons of coal during the year ended December 31, 2018, which was an increase of 0.5 million tons, or an 11.5% increase, from the 4.1 million tons of coal sold during the year ended December 31, 2017. The increase in revenue and tons sold was primarily the result of increased sales in Central Appalachia due to an increase in demand for met and steam coal produced in this region.

Cost of Operations. Total cost of operations increased by $35.1 million or 19.7% to $213.6 million for the year ended December 31, 2018 as compared to $178.5 million for the year ended December 31, 2017. Our cost of operations per ton was $46.45 for the year ended December 31, 2018, an increase of $3.19, or 7.4%, from the year ended December 31, 2017. The increase in cost of operations was primarily due to the $33.5 million increase in cost of operations at our Central Appalachia operations as demand for met and steam coal increased in this region. We also experienced an increase in the cost for diesel fuel, contract services and equipment maintenance in our Central Appalachia segment which resulted in the cost of operations per ton increasing during 2018 compared to 2017.

Freight and Handling. Total freight and handling cost increased to $9.0 million for the year ended December 31, 2018 as compared to $1.8 million for the year ended December 31, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs in our Central Appalachia operations as we executed more export coal sales in the period that required us to pay for railroad transportation to the port of export. We also incurred $1.1 in demurrage charges during 2018 due to rail transportation constraints that caused shipments to be delayed to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the year ended December 31, 2018 was $22.3 million as compared to $21.1 million for the year ended December 31, 2017.

For the year ended December 31, 2018, our depreciation expense increased to $16.9 million compared to $16.2 million for the year ended December 31, 2017. This increase was the result of adding new equipment to meet the increased demand for coal.

For the year ended December 31, 2018, our depletion expense increased to $1.9 million compared to $1.7 million for the year ended December 31, 2017. This increase is primarily due to the increase in tons produced in 2018 compared to 2017.

For the year ended December 31, 2018, our amortization expense increased to $3.6 million as compared to $3.2 million for the year ended December 31, 2017. The increase is the result of increased production at our Central Appalachia operations during 2018.

Selling, General and Administrative. SG&A expense for the year ended December 31, 2018 increased to $12.9 million as compared to $11.4 million for the year ended December 31, 2017 primarily due to bad debt expense of $0.9 million recognized in 2018.

Interest Expense. Interest expense for the year ended December 31, 2018 increased to $8.5 million as compared to $4.0 million for the year ended December 31, 2017. This increase was primarily due to the higher outstanding debt balance and the effective interest rate on our new Financing Agreement.

Net Loss. Net loss was approximately $16.0 million for the year ended December 31, 2018 compared to a net loss of approximately $20.6 million for the year ended December 31, 2017. Net loss for the year ended December 31, 2018 was primarily the result of a decrease in contracted sale prices for tons sold from our Pennyrile mine and an increase in the costs for freight and handling, contract services, equipment maintenance and diesel fuel at our Central Appalachia operations during 2018. The net loss for the year ended December 31, 2017 was primarily the result of $22.6 million in asset impairments. The asset impairments and related charges included an $0.8 million impairment of land owned by us in Mesa, Colorado included in our Western segment and a $21.8 million impairment of the Armstrong call option included in the Other category (please read —“Asset Impairments-2017” above for additional discussion).

Adjusted EBITDA. Adjusted EBITDA from continuing operations decreased to $19.6 million for the year ended December 31, 2018 as compared to $27.1 million for the year ended December 31, 2017. The decrease in Adjusted EBITDA from continuing operations during the year ended December 31, 2018 was primarily due to a decrease in net income at our Illinois Basin segment resulting from the decrease in the contracted sale prices for tons sold from our Pennyrile mine and an increase in operating costs such as freight and handling, contract services and diesel fuel at our Central Appalachia operations. Including net income from discontinued operations of approximately $1.8 million, which related to our Sands Hill Mining operation sold in November 2017, our net loss was $18.8 million and Adjusted EBITDA was $26.3 million for the year ended December 31, 2017. We did not incur a gain or loss from discontinued operations for the year ended December 31, 2018.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the years ended December 31, 2018 and 2017:

Central Appalachia	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$139.4	$101.8	$37.6	36.9%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.3	0.2	0.1	142.1%
Total revenues	139.7	102.0	37.7	37.0%
Coal revenues per ton	$74.78	$69.68	$5.10	7.3%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	112.1	78.6	33.5	42.7%
Freight and handling costs	9.0	1.8	7.2	395.7%
Depreciation, depletion and amortization	8.7	7.7	1.0	13.6%
Selling, general and administrative costs	0.9	0.2	0.7	365.2%
Cost of operations per ton	$60.16	$53.76	$6.40	11.9%
Net income from continuing operations	8.8	13.7	(4.9)	(36.0%)
Adjusted EBITDA from continuing operations	18.3	21.4	(3.1)	(14.7%)
Tons sold	1,864.2	1,461.6	402.6	27.5%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment increased by approximately 27.5% to approximately 1.9 million tons for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase in demand for met and steam coal tons from this region.

Coal revenues increased by approximately $37.6 million, or 36.9%, to approximately $139.4 million for the year ended December 31, 2018 from approximately $101.8 million for the year ended December 31, 2017. This increase was primarily due to the increase in demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $5.10, or 7.3%, to $74.78 per ton for the year ended December 31, 2018 as compared to $69.68 for the year ended December 31, 2017. This increase was primarily due to the increase in contracted sale prices for our met coal from this region.

Cost of operations increased by $33.5 million, or 42.7%, to $112.1 million for the year ended December 31, 2018 from $78.6 million for the year ended December 31, 2017. Our cost of operations per ton of $60.16 for the year ended December 31, 2018 increased 11.9% compared to $53.76 per ton for the year ended December 31, 2017. Total cost of operations and cost of operations per ton increased period over period as we increased sales in this region during 2018 and experienced an increase in operating expenses such as diesel fuel, contract services and equipment maintenance compared to 2017.

Total freight and handling cost increased to $9.0 million for the year ended December 31, 2018 from approximately $1.8 million for the year ended December 31, 2017. The increase in freight and handling costs was primarily the result of rail transportation costs at our Central Appalachia operations as we executed more export coal sales in the period that required us to pay for railroad transportation to the port of export. We also incurred $1.1 million in demurrage charges due to rail transportation constraints that caused shipments to be delayed to the port of export.

For our Central Appalachia segment, net income was approximately $8.8 million for the year ended December 31, 2018, a decrease of $4.9 million in net income as compared to the year ended December 31, 2017. Net income was impacted by an increase in the cost of operations and freight and handling charges discussed above.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the years ended December 31, 2018 and 2017, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2018	Year ended December 31, 2017	Increase (Decrease) %*
Met coal tons sold	873.9	737.3	18.5%
Steam coal tons sold	990.2	724.3	36.7%
Total tons sold	1,864.1	1,461.6	27.5%

Met coal revenue	$87,015	$64,033	35.9%
Steam coal revenue	$52,380	$37,805	38.6%
Total coal revenue	$139,395	$101,838	36.9%

Met coal revenues per ton	$99.57	$86.85	14.6%
Steam coal revenues per ton	$52.90	$52.19	1.4%
Total coal revenues per ton	$74.78	$69.68	7.3%

Met coal tons produced	515.5	645.8	(20.2%)
Steam coal tons produced	1,229.3	904.8	35.9%
Total tons produced	1,744.8	1,550.6	12.5%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Northern Appalachia	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$18.2	$15.9	$2.3	15.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	2.2	1.3	0.9	71.2%
Total revenues	20.4	17.2	3.2	19.2%
Coal revenues per ton	$43.05	$41.58	$1.47	3.5%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	23.5	19.2	4.3	22.5%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.2	1.0	0.2	23.5%
Selling, general and administrative costs	0.2	-	0.2	186.3%
Cost of operations per ton	$55.48	$50.34	$5.14	10.2%
Net loss from continuing operations	(4.4)	(3.1)	(1.3)	42.9%
Adjusted EBITDA from continuing operations	(3.1)	(2.1)	(1.0)	46.0%
Tons sold	423.6	381.3	42.3	11.1%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 11.1% for the year ended December 31, 2018 compared to the year ended December 31, 2017 as we experienced increased demand for coal from this region.

Coal revenues were approximately $18.2 million for the year ended December 31, 2018, an increase of approximately $2.3 million, or 15.0%, from approximately $15.9 million for the year ended December 31, 2017. Coal revenues per ton increased by $1.47 or 3.5% to $43.05 per ton for the year ended December 31, 2018, as compared to $41.58 for the year ended December 31, 2017, which was primarily due to an increase in contracted sale prices for tons sold from our Hopedale complex compared to the prior year.

Cost of operations increased by $4.3 million, or 22.5%, to $23.5 million for the year ended December 31, 2018 from $19.2 million for the year ended December 31, 2017. Our cost of operations per ton was $55.48 for the year ended December 31, 2018, an increase of $5.14, or 10.2%, compared to $50.34 for the year ended December 31, 2017. The increase in total cost of operations and cost of operations per ton was primarily the result of an increase in maintenance costs and costs for outside services.

Net loss in our Northern Appalachia segment was $4.4 million for the year ended December 31, 2018 compared to net loss of $3.1 million for the year ended December 31, 2017. The increase in net loss for the year ended December 31, 2018 was primarily due to the increase in the cost of operations partially offset by the increase in contracted prices of tons sold compared to the same period in 2017.

Rhino Western	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$36.2	$35.4	$0.8	2.1%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	36.2	35.4	0.8	2.1%
Coal revenues per ton	$35.40	$37.54	$(2.14)	(5.7%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	30.5	28.3	2.2	7.7%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.1	4.4	(0.3)	(8.5%)
Selling, general and administrative costs	0.1	0.1	-	59.9%
Cost of operations per ton	$29.80	$29.96	$(0.16)	(0.5%)
Net income from continuing operations	1.4	1.7	(0.3)	(17.6%)
Adjusted EBITDA from continuing operations	5.5	7.0	(1.5)	(22.1%)
Tons sold	1,022.3	944.2	78.1	8.3%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment increased by approximately 8.3% for the year ended December 31, 2018 compared to 2017 primarily due to an increase in demand for coal from this region.

Coal revenues increased by approximately $0.8 million, or 2.1%, to approximately $36.2 million for the year ended December 31, 2018 from approximately $35.4 million for the year ended December 31, 2017 primarily due to an increase in demand for tons sold from the Castle Valley mine during 2018. Coal revenues per ton for our Rhino Western segment decreased by $2.14 or 5.7% to $35.40 per ton for the year ended December 31, 2018 as compared to $37.54 per ton for the year ended December 31, 2017 due to lower contracted sale prices.

Cost of operations increased by $2.2 million, or 7.7%, to $30.5 million for the year ended December 31, 2018 from $28.3 million for the year ended December 31, 2017. Our cost of operations per ton was $29.80 for the year ended December 31, 2018, a decrease of $0.16, or 0.5%, compared to $29.96 for the year ended December 31, 2017. Total cost of operations increased for the year ended December 31, 2018 compared to 2017 as we saw an increase in in demand for coal from this region. The cost of operations per ton decreased slightly during 2018 compared to 2017.

Net income in our Rhino Western segment was $1.4 million for the year ended December 31, 2018, compared to net income of $1.7 million for the year ended December 31, 2017. This decrease in net income was primarily the result of lower contracted sale prices for tons sold at our Castle Valley operation.

Illinois Basin	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	$50.5	$64.1	$(13.6)	(21.2%)
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	50.5	64.1	(13.6)	(21.2%)
Coal revenues per ton	$39.17	$47.85	$(8.68)	(18.1%)
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	50.2	54.6	(4.4)	(8.2%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	7.9	7.6	0.3	4.4%
Selling, general and administrative costs	0.2	0.2	-	13.0%
Cost of operations per ton	$38.94	$40.81	$(1.87)	(4.6%)
Net (loss)/income from continuing operations	(7.7)	1.7	(9.4)	(543.4%)
Adjusted EBITDA from continuing operations	0.2	9.3	(9.1)	(97.6%)
Tons sold	1,287.9	1,338.5	(50.6)	(3.8%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold decreased by approximately 3.8% for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Coal revenues of approximately $50.5 million for the year ended December 31, 2018 decreased by approximately $13.6 million, or 21.2%, compared to $64.1 million for the year ended December 31, 2017. Coal revenues per ton for our Illinois Basin segment were $39.17 for the year ended December 31, 2018, a decrease of $8.68, or 18.1%, from $47.85 for the year ended December 31, 2017. The decrease in coal revenues and coal revenues per ton were primarily due to lower contracted prices for tons sold from our Pennyrile mine in western Kentucky.

Cost of operations was $50.2 million while cost of operations per ton was $38.94 for the year ended December 31, 2018, both of which related to our Pennyrile mining complex in western Kentucky. For the year ended December 31, 2017, cost of operations in our Illinois Basin segment was $54.6 million and cost of operations per ton was $40.81. The decrease in cost of operations and cost of operations per ton for the year ended December 31, 2018 was primarily the result of fewer tons being produced and lower operating costs at our Pennyrile mining complex during the year ended December 31, 2018.

For our Illinois Basin segment, we generated a net loss of $7.7 million for the year ended December 31, 2018 compared to net income of $1.7 million for the year ended December 31, 2017. The net loss was primarily the result of a decrease in the contracted sale prices for tons sold during 2018 compared to 2017.

Other	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$	% *
	(in millions, except per ton data and %)
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$0.2	$-	$0.2	339.3%
Total revenues	0.2	-	0.2	339.3%
Coal revenues per ton**		n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(2.7)	(2.2)	(0.5)	22.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.4	0.4	-	(1.7%)
Selling, general and administrative costs	11.4	10.9	0.5	4.9%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net loss from continuing operations	(14.1)	(34.6)	20.5	(59.4%)
Adjusted EBITDA from continuing operations	(1.3)	(8.5)	7.2	(84.6%)
Tons sold	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

Other revenues for our Other category were $0.2 million for the year ended December 31, 2018 compared to approximately $41,000 for the year ended December 31, 2017.

For the Other category, we had net loss from continuing operations of $14.1 million for the year ended December 31, 2018 as compared to net loss from continuing operations of $34.6 million for the year ended December 31, 2017. The net loss for the year ended December 31, 2018 was impacted by an increase of approximately $4.5 million in interest expense. Net loss for the year ended December 31, 2017 was primarily attributable to the $21.8 million asset impairment recorded for the Armstrong call option as discussed earlier in this section.

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

	Central	Northern	Rhino	Illinois
Year ended December 31, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$8.8	$(4.4)	$1.4	$(7.7)	$(14.1)	$(16.0)
Plus:
DD&A	8.7	1.2	4.1	7.9	0.4	22.3
Interest expense	-	-	-	-	8.5	8.5
EBITDA from continuing operations†	$17.5	$(3.2)	$5.5	$0.2	$(5.2)	$14.8
Plus: Provision for doubtful accounts (1)	0.8	0.1	-	-	-	0.9
Plus: Cumulative effect from adoption of ASU 2016-01 (2)	-	-	-	-	3.7	3.7
Plus: Mark-to-market adjustment -unrealized loss	-	-	-	-	0.2	0.2
Adjusted EBITDA from continuing operations†	18.3	(3.1)	5.5	0.2	(1.3)	19.6
EBITDA from discontinued operations	-	-	-	-	-	-
Adjusted EBITDA †	$18.3	$(3.1)	$5.5	$0.2	$(1.3)	$19.6

	Central	Northern	Rhino	Illinois
Year ended December 31, 2017	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$13.7	$(3.1)	$1.7	$1.7	$(34.6)	$(20.6)
Plus:						-
DD&A	7.7	1.0	4.4	7.6	0.4	21.1
Interest expense	-	-	-	-	4.0	4.0
EBITDA from continuing operations†	$21.4	$(2.1)	$6.1	$9.3	$(30.2)	$4.5
Plus: Non-cash asset impairment and other non-cash charges (3)	-	-	0.8	-	21.8	22.6
Adjusted EBITDA from continuing operations†	21.4	(2.1)	6.9	9.3	(8.4)	27.1
EBITDA from discontinued operations	-	(0.8)	-	-	-	(0.8)
Adjusted EBITDA †	$21.4	$(2.9)	$6.9	$9.3	$(8.4)	$26.3

	For the Year Ended December 31,
	2018	2017
	(in millions)
Reconciliation of net cash to Adjusted EBITDA provided by operating activities:
Net cash provided by operating activities	$18.6	$14.6
Plus:
Increase in net operating assets	-	12.1
Gain on sale of assets	3.4	-
Gain on disposal of business	-	3.2
Interest expense	8.5	4.0
Equity in net income of unconsolidated affiliates	-	0.1
Less:
Decrease in net operating assets	10.2	-
Mark-to-market adjustment – unrealized loss	0.2	-
Amortization of advance royalties	0.6	1.1
Amortization of debt discount	0.4	-
Amortization of debt issuance costs	1.8	1.5
Increase in provision for doubtful accounts	0.9	0.1
Equity-based compensation	0.2	0.3
Loss on asset impairments	-	22.6
Loss on retirement of advance royalties	0.1	0.1
Accretion on asset retirement obligations	1.3	1.5
EBITDA	14.8	6.8
Plus: Non-cash bad debt expense (1)	0.9	0.1
Plus: Non-cash asset impairment and other non-cash charges (3)	-	22.6
Plus: Cumulative effect from adoption of ASU 2016-01 (2)	3.7	-
Plus: Mark-to-market adjustment -unrealized loss	0.2	-
Less: Gain on disposal of business (4)	-	(3.2)
Adjusted EBITDA	19.6	26.3
Less: EBITDA from discontinued operations	-	(0.8)
Adjusted EBITDA from continuing operations	$19.6	$27.1

†	Calculated based on actual amounts and not the rounded amounts presented in this table.

(1)	During the year ended December 31, 2018, we recorded provisions for doubtful accounts of approximately $0.9 million, which primarily related to a small number of customers in Central Appalachia.

(2)

During the year ended December 31, 2018, the gain recognized from the sales of our TUSK stock was impacted by the adoption of ASU 2016-01, which resulted in $3.7 million of economic benefit being reclassified to equity from Other Comprehensive Income instead of being recognized in net income.

(3)

During the year ended December 31, 2017, we recorded asset impairment charges of $22.6 million, including an $0.8 million impairment on land that we own in Mesa County, Colorado and a $21.8 million impairment charge related to the call option received from a third party to acquire substantially of the outstanding common stock of Armstrong Energy, Inc. as discussed earlier.

(4)	On November 7, 2017, we closed an agreement with a third party to transfer 100% of the membership interests and related assets and liabilities in Sands Hill Mining LLC as discussed earlier. We recognized a non-cash gain of $3.2 million from the sale of Sands Hill Mining LLC since the third party assumed the reclamation obligations associated with this operation.

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2018, our available liquidity was $6.2 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the financing agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the financing agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the Amended and Restated Credit Agreement with PNC Bank. The Financing Agreement terminates on December 27, 2020. For more information about our financing agreement, please read “—Financing Agreement” below.

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

Cash Flows

Net cash provided by operating activities was $18.6 million for the year ended December 31, 2018 as compared to $14.6 million for the year ended December 31, 2017. This increase in cash provided by operating activities was primarily the result of favorable working capital changes, including the benefit of lowering our inventory with increased coal sales and collections of the related accounts receivable balances.

Net cash used in investing activities was $7.6 million for the year ended December 31, 2018 as compared to net cash used in investing activities of $18.5 million for the year ended December 31, 2017. The decrease in cash used in investing activities was primarily due to proceeds received from the sales of Mammoth Inc. shares during 2018, partially offset by higher capital expenditures in 2018 compared to 2017.

Net cash used in financing activities was $26.0 million for the year ended December 31, 2018, which was primarily attributable to payments on our Financing Agreement, payment of the distribution on the Series A preferred units and deposits required for our workers’ compensation and surety programs. Net cash provided by financing activities was $25.0 million for the year ended December 31, 2017, which was primarily due to proceeds from our Financing Agreement partially offset by repayment of our former revolving credit facility.

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

Actual maintenance capital expenditures for the year ended December 31, 2018 were approximately $14.2 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2018 were approximately $10.2 million, which were primarily related to the purchase of additional equipment to expand production at one of our Central Appalachia mines. For the year ended December 31, 2019, we have budgeted $13 million to $16 million for maintenance capital expenditures and $2 million to $4 million for expansion capital expenditures.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein, pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. Loans made pursuant to the Financing Agreement will be secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

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

On December 20, 2018, we entered into a limited consent and Waiver to the Financing Agreement. The Waiver relates to our sales of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce our debt under the Financing Agreement. As of the date of the Waiver, we had sold 9 individual lots in smaller transactions. Rather than transmitting net proceeds with respect to each individual transaction, we agreed with the Lenders in principle to delay repayment until an aggregate payment could be made at the end of 2018. On December 18, 2018, we used the sale proceeds of approximately $379,000 to reduce the debt. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by us until a later date to be determined by the Lenders.

On February 13, 2019, we entered into a second amendment to the Financing Agreement. The Amendment provides the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allows us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waives the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waives any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amends the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

At December 31, 2018, $29.0 million was outstanding under the financing agreement at a variable interest rate of Libor plus 10.00% (12.53% at December 31, 2018).

Common Unit Warrants

We entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 Common Unit Warrants at an exercise price of $1.95 per unit, which was the closing price of our units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

Letter of Credit Facility – PNC Bank

On December 27, 2017, we entered the LoC Facility Agreement with PNC, pursuant to which PNC agreed to provide us with the LoC Facility. The LoC Facility Agreement provided that we pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that we reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. Our obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy our reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. We would indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. We provided cash collateral to our counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. We had no outstanding letters of credit as of December 30, 2018.

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

Federal and state laws require us to secure certain long-term obligations related to mine closure and reclamation costs. We typically secure these obligations by using surety bonds, an off-balance sheet instrument. The use of surety bonds is less expensive for us than the alternative of posting a 100% cash bond or a bank letter of credit. We then provide cash collateral to secure our surety bonding obligations in an amount up to a certain percentage of the aggregate bond liability that we negotiate with the surety companies. To the extent that surety bonds become unavailable, we would seek to secure our reclamation obligations with letters of credit, cash deposits or other suitable forms of collateral.

As of December 31, 2018, we had $8.2 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $42.6 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $5.2 million serves as collateral for our self-insured workers’ compensation program. Of the $42.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions.  We can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time.  Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim.  While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate. See Part I “Business—Regulation and Laws—Surety Bonds.”

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

We performed a comprehensive review of our coal mining operations as well as potential future development projects for the year ended December 31, 2018 to ascertain any potential impairment losses. We did not record any impairment losses for coal properties, mine development costs or coal mining equipment and related facilities for the year ended December 31, 2018.

We performed a comprehensive review of our coal mining operations as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. We engaged an independent third party to perform a fair market value appraisal on certain parcels of land that we own in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. We recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow, and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2018 were calculated with discount rates that ranged from 10.6% to 12.1%. Changes in the asset retirement obligations for the year ended December 31, 2017 were calculated with discount rates that ranged from 9.7% to 11.9%. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3% for 2018 and 2017.

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

Revenue Recognition

We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts recorded in our financial statements (See Note 17 to the consolidated financial statements included elsewhere in this annual report for additional discussion). Most of our revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

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

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and notes thereto required for this Item are set forth on pages F-1 to F-28 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures.

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2018 at the reasonable assurance level. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management of Rhino Resource Partners LP

We are managed and operated by the board of directors and executive officers of our general partner, Rhino GP LLC. Employees of our general partner devote substantially all of their time and effort to our business. As the owner of our general partner, Royal Energy Resources, Inc. (“Royal”) has the right to appoint all members of the board of directors of our general partner, including the independent directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain fiduciary duties to our unitholders as well as a fiduciary duty to its owners. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse.

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

Executive Officers and Directors

The following table shows information for the executive officers and directors of our general partner as of March 15, 2019:

Name	Age (as of 12/31/2018)	Position With Our General Partner
William Tuorto*	49	Executive Chairman and Chairman of the Board of Directors
Richard A. Boone*	64	President, Chief Executive Officer and Director
Wendell S. Morris*	51	Senior Vice President and Chief Financial Officer
Reford C. Hunt	45	Senior Vice President and Chief Administrative Officer
Whitney C. Kegley*	43	Vice President, Secretary and General Counsel
Brian T. Aug	47	Vice President of Sales
Lazaros Nikeas	42	Director
Douglas Holsted	58	Director
Brian Hughs*	41	Director
Michael Thompson**	49	Director
David Hanig**	43	Director
Bryan H. Lawrence (1)	76	Former Director

*	Officers of Royal.
**	Independent director.
(1)	Mr. Lawrence submitted his resignation as a director of the board of our general partner as of November 4, 2018.

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

Wendell S. Morris. Mr. Morris has served as our general partner’s Senior Vice President and Chief Financial Officer since September 2016. From June 2015 to September 2016, Mr. Morris served as our general partner’s Vice President of Finance and prior to June 2015, Mr. Morris served as our general partner’s Vice President of External Reporting and Investor Relations. Prior to joining Rhino Energy LLC, Mr. Morris was employed by Lexmark International, Inc. where he held various financial and accounting positions. Effective January 31, 2018, Royal appointed Mr. Morris as its Chief Financial Officer and principal financial officer.

Reford C. Hunt. Mr. Hunt joined Rhino Energy, LLC in April 2005 and currently serves as Senior Vice President and Chief Administrative Officer. Mr. Hunt has served in various capacities, including Senior Vice President of Business Development, as well as President of our Rhino Energy WV, LLC, McClane Canyon Mining, LLC and Castle Valley Mining, LLC subsidiaries. Mr. Hunt oversees our business development and exploration projects. Prior to joining Rhino Energy, LLC, he was employed by Sidney Coal Company, a subsidiary of Massey Energy from 1997 to 2005. During his time at Sidney Coal Company as a Mining Engineer, Mr. Hunt oversaw planning, engineering and construction for various mining and preparation operations. Mr. Hunt is a licensed Professional Engineer in Kentucky.

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

Douglas Holsted. Mr. Holsted has served as a director of our general partner since March 17, 2016. Mr. Holsted is the owner of Cox, Holsted & Associates, PC, of Oklahoma City, Oklahoma and was previously the Chief Financial Officer of Royal before resigning from that position on January 31, 2018. He brings more than 25 years’ experience in the public sector. Mr. Holsted received his BS in accounting from the University of Central Oklahoma and a Master of Taxation from DePaul University. Mr. Holsted was selected to serve as a director due to his in-depth business knowledge and financial experience.

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

Lazaros Nikeas. Mr. Nikeas has served as a director of our general partner since November 4, 2018. Mr. Nikeas is an experienced investment and private equity professional who brings over 18 years of corporate finance experience to the Board. Mr Nikeas is currently a Principal investment manager for Weston Energy LLC, a portfolio company of New York private equity group, Yorktown Partners LLC. Prior to this, he was Lead Partner and Principal of Traxys Capital Partners, a private equity vehicle focused on mining, chemicals and industrial investments in partnership with The Carlyle Group. Before moving into private equity, he served as the Head of Corporate Finance Advisory for Materials, Mining and Chemicals for North America for BNP Paribas for five years. Other investment banking roles included Partner in Mergers & Acquisitions Advisory at Hill Street Capital for eight years and as a Corporate Finance Analyst at Morgan Stanley, where he began his career. Altogether, he has advised on over US$25 billion of mergers and acquisitions transactions. Mr Nikeas holds a Bachelor of Arts from Amherst College in Massachusetts, US. Mr. Nikeas was selected to serve as a director due to his in-depth business knowledge and experience.

Director Independence

The board of directors of our general partners has determined that each of Messrs. Thompson and Hanig are independent as defined under the independence standards established by the NYSE and the Exchange Act.

Meetings; Committees of the Board of Directors

The board of directors of our general partner held quarterly meetings during the year ended December 31, 2018. All of the directors serving during 2018 attended each meeting. The board of directors of our general partner has an audit committee, a conflicts committee and a compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2018, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as described below.

The Form 4 reports relating to the granting of Partnership units to Messrs. Tuorto, Boone, Hughs, Holsted, Hanig, Thompson and Phillips on May 8, 2018 were filed after the applicable due date. The Form 4 reports relating to the market purchases of Partnership units on December 6, 2018 and December 7, 2018 by Mr. Tuorto were filed after the applicable due date.

Item 11. Executive Compensation

Introduction

For 2018, we are reporting as a smaller reporting company due to our market capitalization. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures with respect to our named executive officers. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers.

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

In 2018, the named executive officers of our general partner were:

●	William Tuorto—Executive Chairman and Chairman of our Board of Directors;

●	Richard A. Boone—President, Chief Executive Officer and Director;

●	Reford C. Hunt— Senior Vice President and Chief Administrative Officer.

With respect to the compensation disclosures and the tables that follow, these individuals are referred to as the “named executive officers.”

Summary Compensation Table

The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)(2)	Unit Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
William Tuorto	2018	455,000	217,500	31,251	11,000	714,751
Executive Chairman and Director	2017	318,077	200,000	31,250	10,800	560,127

Richard A. Boone	2018	300,000	30,000	31,251	14,106	375,357
President, Chief Executive Officer and Director	2017	300,000	200,000	31,250	14,092	545,342

Reford C. Hunt	2018	298,077	-	-	15,716	313,793
Vice President and Chief Administrative Officer	2017	287,923	30,000	-	12,502	330,425

(1)	The salary column also reflects $20,000 in director fees paid to Mr. Tuorto with respect to the 2018 year. Further details regarding our director compensation program is provided below.

(2)	For each individual, the bonus amount reflects the annual cash bonus awarded to each of the named executive officers per the terms of their employment agreements, which are described further below.

(3)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted under the Rhino Long-Term Incentive Plan (the “LTIP”), computed in accordance with FASB ASC Topic 718. All phantom unit awards granted during the 2016 year were fully vested on the date of grant. We did not grant equity awards to our named executive officers during the 2018 year in their employee capacity, although Messrs. Tuorto and Boone received an equity award for their services on our Board during the 2018 fiscal year. Further details regarding our director compensation program is provided below.

(4)	Amounts reflect, as applicable with respect to the named executive officers and as provided in the supplemental table below, the use of a company provided automobile and employer contributions to the 401(k) Plan. The value of automobile use is calculated as the monthly lease payment paid by us on behalf of the executive multiplied by the monthly percentage of personal use of the automobile by the executive.

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan
William Tuorto	$-	$11,000
Richard A. Boone	3,106	11,000
Reford C. Hunt	4,716	11,000

Narrative Discussion of Summary Compensation Table

Employment Agreements

We have entered into employment agreements with each of the named executive officers, except for Mr. Boone whose employment agreement expired December 31, 2018. Our employment agreements may be terminated earlier in accordance with the terms of the applicable agreement or extended by mutual agreement of the parties. We entered into an employment agreement amendment with Mr. Tuorto effective January 1, 2018 that increased his annual base salary to $435,000 for 2018. Messrs. Boone and Hunt received an annual base salary of $300,000 for 2018. Although our annual bonus program is ultimately a discretionary bonus program, the named executive officers’ employment agreements set forth guidelines and general target amounts for each executive based on a percentage of base salary. The target bonus percentage for Messrs. Tuorto, Boone and Hunt was 100%, 100% and 40%, respectively. We did not enter into any amendments of Messrs. Boone’s and Hunt’s existing employment agreements during the 2018 year. Effective January 1, 2019, we entered into an employment agreement amendment with Mr. Hunt to extend his employment period to December 31, 2019.

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

Unit and Phantom Unit Awards

Certain named executives received discretionary awards of phantom units years prior to 2016 in respect of the prior fiscal year’s performance. These phantom unit awards were designed to vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant), provided the named executive officer remained an employee continuously from the date of grant through the applicable vesting date. The phantom units were designed to become fully vested upon a change in control or in the event that the named executive officer’s employment was terminated due to disability or death. In addition, if the named executive officer’s employment was terminated by us without cause or by the executive for good reason, the vesting of those phantom units scheduled to vest in the 12 month period following such termination would have been accelerated to the officer’s termination date. While a named executive officer holds unvested phantom units, he is entitled to receive DER credits that will be paid in cash upon vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited). No phantom units were held the named executive officers during 2018 or 2017.

Outstanding Equity Awards at Fiscal Year End

Our named executives did not have any outstanding equity awards as of December 31, 2018.

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

LTIP Phantom Unit Awards

Messrs. Boone and Hunt have periodically held awards of phantom units as previously described in the section above titled “—Narrative Discussion of Summary Compensation Table—Phantom Unit Awards,” although as of December 31, 2018 none of our named executive officers held outstanding phantom unit awards.

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

The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2018. All compensation for fiscal year 2018 provided to Messrs. Tuorto and Boone in their capacity as directors has been reflected within the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)
Brian Hughs	$20,000	$31,250	$51,250
Douglas Holsted	$20,000	$31,250	$51,250
Michael Thompson	$50,000	$62,500	$112,500
David Hanig	$40,000	$62,500	$102,500

(1)	Includes annual base director fee, committee membership fees, and committee chair fees for each non-employee director as more fully explained in the preceding paragraphs.

(2)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of the awards granted in fiscal 2018, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of common units, subordinated units and Series A preferred units as of March 15, 2019 of Rhino Resource Partners LP for:

●	beneficial owners of more than 5% of our common, subordinated and Series A preferred units;

●	each director, director nominee and named executive officer; and

●	all of our directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Series A Preferred Beneficially Owned	Percentage of Series A preferred units Beneficially Owned
Royal Energy Resources, Inc.(1) (2) (3)	6,468,873	49.4%	1,065,666	93.2%	—	—
Weston Energy LLC (4)	—	—	—	—	1,400,000	93.3%
Thomson Family Limited Partnership (5)	—	—	—	—	50,000	3.3%
John L. Thomson (5)	—	—	—	—	50,000	3.3%
William Tuorto(1)(3)	6,579,072	50.2%	1,065,666	93.2%	—	—
Brian Hughs(1)(3)	6,502,763	49.6%	1,065,666	93.2%	—	—
Rhino Resource Partners Holdings (4)	5,000,000	38.2%	—	—	—	—
Douglas Holsted (6)	33,890	*	—	—	—	—
Richard A. Boone (6)	68,521	*	—	—	—	—
Reford C. Hunt (6)	—	—	—	—	—	—
Michael Thompson (6)	67,779	*	—	—	—	—
David Hanig (6)	43,577	*	—	—	—	—
Lazaros Nikeas (6)	7,776	—	—	—	—	—
All executive officers and directors as a group (8 persons)	6,834,505	52.2%	1,065,666	93.2%

*	Represents less than 1% of the total.

(1)	6,468,873 common units and 1,065,666 of the subordinated units shown as beneficially owned by each of William Tuorto and Brian Hughs, reflect common units and subordinated units owned of record by Royal. Messrs. Tuorto and Hughs serve as directors of Royal and as such may be deemed to share beneficial ownership of the units beneficially owned by Royal, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interests.

(2)	Royal has 5,000,000 Rhino units pledged as collateral for a note payable of $2.5 million.

(3)	The address for this person or entity is 56 Broad Street, Suite 2, Charleston, South Carolina 29401.

(4)	The address for this person or entity is 410 Park Avenue, 19th Floor, New York, New York 10022.

(5)	The address for this person or entity is 410 Park Avenue, 7th Floor, New York, New York 10022.

(6)	The address for this person or entity is 424 Lewis Hargett Circle, Suite 250, Lexington, Kentucky 40503.

Equity Compensation Plan Information

	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2016	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2018 (excluding units reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans not approved by unitholders(1):
Long-Term Incentive Plan	-	n/a(2)	12,996

(1)	Adopted by the board of directors of our general partner in connection with our IPO.
(2)	To date, only phantom and restricted and unrestricted units have been granted under the Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On January 21, 2016, a definitive agreement was completed between Royal and Wexford whereby Royal acquired 676,912 of our common units from Wexford. Pursuant to the definitive agreement, on March 17, 2016, Royal acquired all of the issued and outstanding membership interests of Rhino GP LLC, our general partner, as well as 945,525 of the subordinated units from Wexford. Our general partner owns the general partner interest in us as well as our incentive distribution rights. On March 21, 2016, we issued 6,000,000 common units to Royal in a private placement. On December 30, 2016, Royal acquired 200,000 shares of Series A preferred units representing preferred interests in the Partnership.

William Tuorto, Douglas Holsted and Brian Hughs, each a director of our general partner, own an equity interest in Royal. Mr. Tuorto holds all of the Series A Preferred Stock in Royal and a majority of the common stock in Royal. Because of the special voting rights of the Series A Preferred Stock (which is entitled to 54% of the total votes on any matter on which shareholders have a right to vote) of Royal, as of March 15, 2019, Mr. Tuorto controlled 75.6% of the votes on any matter requiring a vote of the Royal shareholders. Mr. Hughs also holds common stock in Royal.

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

Transactions with Royal

On December 5, 2017, we entered into a Coal Sales Fee Agency Agreement (the “Agency Agreement”) with Royal, under which Royal acts as a non-exclusive agent to us to procure coal buyers for coal produced by us. Under the Agency Agreement, we are obligated to pay Royal $0.25 for every short ton of steam coal and $1.50 for every ton of metallurgical coal (except $0.50 per ton for one buyer) loaded and sold pursuant to a sales contract procured by Royal. The Agency Agreement provides that our obligation to pay fees in relation to coal sold to a buyer introduced by Royal will extend in perpetuity, unless the buyer does not purchase any coal from us for two consecutive years. The Agency Agreement further provides that Royal has the right, with our consent, to convert any fees due to Royal into our common units at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Agency Agreement did not become effective until we refinanced our indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. In the year ended December 31, 2018, we paid Royal approximately $0.6 million in fees earned under the Agency Agreement, which included coal sold to buyers introduced by us prior to the effective date of the Agency Agreement. An extension of the Coal Sales Fee Agency Agreement was signed in December 2018 and extends the agreement until December 31, 2019.

On December 5, 2017, we entered into a Guaranty Fee and Indemnity Agreement (the “Guaranty Agreement”) with Royal, under which Royal acts as a guarantor of our obligations under any surety bond issued for the benefit of us by Indemnity National Insurance Company (“INIC”). In consideration for the guaranty, we are obligated to pay Royal one percent (1%) of the face value of the surety bond per year. The Guaranty Agreement has a term of three years. The Guaranty Agreement provides that, until Royal’s liability under the guaranty to INIC is extinguished, we are obligated to issue Royal additional common units sufficient to ensure that Royal’s ownership of our common units does not fall below 10% of the issued and outstanding common units at the time. The Guaranty Agreement further provides that Royal has the right, with our consent, to convert any fees due to Royal into our common units at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Guaranty Agreement did not become effective until we refinanced our indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. In the year ended December 31, 2017, we paid Royal two payments of $364,917 each, one of which represented amounts due under the Guaranty Agreement for 2017 and the other was for amounts that were due under the Guaranty Agreement in 2018.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services provided by Brown Edwards & Company, L.L.P. for the years 2018 and 2017:

	2018	2017
	(in thousands)
Audit fees	$347	$339
Audit related fees	-	-
Tax fees	-	-
Total	$347	$339

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

Item 16. Form 10-K Summary.

None.

(3) Exhibits

EXHIBIT LIST

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

4.1	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

10.1	Consent to Financing Agreement dated as of April 17, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on April 23, 2018

10.2	Consent to Financing Agreement dated as of July 27, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on July 31, 2018.

10.3	First Amendment to Financing Agreement dated as of November 8, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 001-34982) filed on November 9, 2018.

10.4	Limited Waiver and Consent to Financing Agreement dated as of December 20, 2018, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on December 28, 2018.

10.5	Second Amendment to Financing Agreement dated as of February 13, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to
Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on February 15, 2019.

10.6†*	Amended and Restated Employment Agreement of Reford C. Hunt effective January 1, 2019

10.7†*	Amended and Restated Employment Agreement of Wendell S. Morris effective January 1, 2019

10.8†*	Amended and Restated Employment Agreement of Brian T. Aug effective January 1, 2019

10.9†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.10†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

Exhibit Number	Description

21.1*	List of Subsidiaries of Rhino Resource Partners LP

23.1*	Consent of Brown, Edwards and Company L.L.P

23.2*	Consent of Marshall Miller and Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2018

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith, as applicable.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

**	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

By:	Rhino GP LLC, its general partner

By:	/s/ RICHARD A. BOONE
Richard A. Boone
President, Chief Executive Officer and Director

Date: March 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Boone	President, Chief Executive Officer and Director	March 25, 2019
Richard A. Boone	(Principal Executive Officer)

/s/ Wendell S. Morris	Vice President and Chief Financial Officer	March 25, 2019
Wendell S. Morris	(Principal Financial and Accounting Officer)

/s/ WILLIAM TUORTO	Director	March 25, 2019
William Tuorto

/s/ Lazaros Nikeas	Director	March 25, 2019
Lazaros Nikeas

/s/ DOUGLAS HOLSTED	Director	March 25, 2019
Douglas Holsted

/s/ BRIAN HUGHS	Director	March 25, 2019
Brian Hughs

/s/ Michael Thompson	Director	March 25, 2019
Michael Thompson

/s/ DAVID HANIG	Director	March 25, 2019
David Hanig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

The Managing General Partner and Partners of

Rhino Resource Partners LP

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Rhino Resource Partners LP and Subsidiaries (“the Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2018, the Partnership adopted Accounting Standards Update 2016-01 – Financial Instruments-Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Financial Liabilities. This new standard changed the method of accounting for available-for-sale equity securities. Such securities are now reported at fair value, with unrealized gains and losses recognized in Mark-to-market adjustment, net, in the consolidated statements of operations and comprehensive income rather than as an element of other comprehensive income. The opening balance cumulative adjustment reclassified the Partnership’s unrealized gain from Accumulated Other Comprehensive Income/Loss to Partners’ Capital.

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

513 State Street

Bristol, Virginia

March 25, 2019

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	As of December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,172	$8,796
Restricted cash	-	7,116
Accounts receivable, net of allowance for doubtful accounts ($0.7 million and $-0- as of December 31, 2018 and 2017, respectively).	15,126	20,386
Inventories	6,573	12,860
Advance royalties, current portion	548	495
Investment in available for sale securities	1,872	11,165
Prepaid expenses and other	2,766	2,891
Total current assets	33,057	63,709
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	450,888	440,843
Less accumulated depreciation, depletion and amortization	(277,029)	(263,520)
Net property, plant and equipment	173,859	177,323
Advance royalties, net of current portion	8,026	7,901
Deposits - Workers’ Compensation and Surety Programs	8,266	-
Restricted cash	-	5,209
Investment in unconsolidated affiliates	-	130
Other non-current assets	25,410	28,508
TOTAL	$248,618	$282,780
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,185	$9,329
Accrued expenses and other	10,107	11,186
Accrued preferred distributions	3,210	6,038
Current portion of long-term debt	2,174	5,475
Current portion of asset retirement obligations	465	498
Total current liabilities	30,141	32,526
NON-CURRENT LIABILITIES:
Long-term debt, net	22,458	28,573
Asset retirement obligations, net of current portion	18,084	18,164
Other non-current liabilities	41,500	48,071
Total non-current liabilities	82,042	94,808
Total liabilities	112,183	127,334
COMMITMENTS AND CONTINGENCIES (NOTE 14)
PARTNERS’ CAPITAL:
Limited partners	115,505	130,233
General partner	8,792	8,855
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 13)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Accumulated other comprehensive income	-	4,220
Total partners’ capital	136,435	155,446
TOTAL	$248,618	$282,780

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2018	2017
REVENUES:
Coal sales	$244,269	$217,192
Other revenues	2,767	1,499
Total revenues	247,036	218,691
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	213,570	178,483
Freight and handling costs	9,084	1,837
Depreciation, depletion and amortization	22,342	21,117
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	12,906	11,423
Asset impairment and related charges	-	22,631
Mark-to-market adjustment-unrealized loss	171	-
(Gain) on sale/disposal of assets, net	(3,422)	(68)
Total costs and expenses	254,651	235,423
(LOSS) FROM OPERATIONS	(7,615)	(16,732)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(8,483)	(4,010)
Interest income and other	67	86
Equity in net income/(loss) of unconsolidated affiliates	-	36
Total interest and other (expense)	(8,416)	(3,888)
(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(16,031)	(20,620)
INCOME TAXES	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(16,031)	(20,620)
DISCONTINUED OPERATIONS (NOTE 4)
Net Income from discontinued operations	-	1,832
NET (LOSS)	(16,031)	(18,788)
Other comprehensive income:
Fair value adjustment for investment	-	2,606
COMPREHENSIVE (LOSS)	$(16,031)	$(16,182)

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(81)	$(112)
Net income from discontinued operations	-	8
General partner’s interest in net (loss)	$(81)	$(104)
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(17,617)	$(24,391)
Net income from discontinued operations	-	1,676
Common unitholders’ interest in net (loss)	$(17,617)	$(22,715)
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(1,543)	$(2,155)
Net income from discontinued operations	-	148
Subordinated unitholders’ interest in net (loss)	$(1,543)	$(2,007)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$3,210	$6,038
Net income from discontinued operations	-	-
Preferred unitholders’ interest in net income	$3,210	$6,038
Net (loss)/income per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(1.35)	$(1.88)
Net income per unit from discontinued operations	-	0.13
Net (loss) per common unit, basic	$(1.35)	$(1.75)
Subordinated units
Net (loss) per unit from continuing operations	$(1.35)	$(1.88)
Net income per unit from discontinued operations	-	0.13
Net (loss) per subordinated unit, basic	$(1.35)	$(1.75)
Preferred units
Net income per unit from continuing operations	$2.14	$4.03
Net income per unit from discontinued operations	-	-
Net income per preferred unit, basic	$2.14	$4.03
Net (loss)/income per limited partner unit, diluted:
Common units
Net (loss) per unit from continuing operations	$(1.35)	$(1.88)
Net income per unit from discontinued operations	-	0.13
Net (loss) per common unit, diluted	$(1.35)	$(1.75)
Subordinated units
Net (loss) per unit from continuing operations	$(1.35)	$(1.88)
Net income per unit from discontinued operations	-	0.13
Net (loss) per subordinated unit, diluted	$(1.35)	$(1.75)
Preferred units
Net income per unit from continuing operations	$2.14	$4.03
Net income per unit from discontinued operations	-	-
Net income per preferred unit, diluted	$2.14	$4.03

Weighted average number of limited partner units outstanding, basic:
Common units	13,062	12,965
Subordinated units	1,144	1,146
Preferred units	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	13,062	12,965
Subordinated units	1,144	1,146
Preferred units	1,500	1,500

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(In thousands)

							Accumulated
	Limited Partners				General	Preferred	Other		Total
	Common		Subordinated		Partner	Partner	Comprehensive		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Other	Capital
BALANCE - December 31, 2016	12,906	$73,306	1,236	$79,390	$8,959	$15,000	$1,614	$-	$178,269
Net (loss)/income	-	(22,715)	-	(2,007)	(104)	6,038	-	-	(18,788)
Preferred distribution earned	-	-	-	-	-	(6,038)	-	-	(6,038)
Issuance of units	88	259	-	-	-	-	-	-	259
Note receivable from Royal for SPA	-	2,000	-	-	-	-	-	-	2,000
Mark-to-market investment in Mammoth	-	-	-	-	-	-	2,606	-	2,606
Issuance of common unit warrants	-	-	-	-	-	-	-	1,264	1,264
Subordinated units surrendered	-	-	(90)	-	-	-	-	-	-
Investment in Royal Common stock	-	-	-	-	-	-	-	(4,126)	(4,126)

BALANCE - December 31, 2017	12,994	$52,850	1,146	$77,383	$8,855	$15,000	$4,220	$(2,862)	$155,446
Net (loss)/income		$(17,617)		$(1,543)	$(81)	$3,210			$(16,031)
Impact from adoption of ASU 2016-01	-	3,861	-	341	18	-	$(4,220)	-	-
Preferred partner distribution earned	-	-	-	-	-	(3,210)	-	-	(3,210)
Subordinated units surrendered	-	-	(2)	-	-	-	-	-	-
Issuance of units	104	230	-	-	-	-	-	-	230

BALANCE - December 31, 2018	13,098	$39,324	1,144	$76,181	$8,792	$15,000	$-	$(2,862)	$136,435

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(16,031)	$(18,788)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	22,342	21,610
Accretion on asset retirement obligations	1,269	1,493
Amortization of advance royalties	667	1,116
Amortization of debt issuance costs	1,818	1,466
Provision for doubtful accounts	737	56
Amortization of debt discount	421	-
Equity in net (income)/loss of unconsolidated affiliates	-	(36)
Loss on retirement of advance royalties	113	136
(Gain) on sale/disposal of assets—net	(3,422)	(68)
Loss on impairment of assets	-	22,631
(Gain)/loss on business disposal	-	(3,238)
Equity-based compensation	230	260
Mark-to-market adjustment-unrealized loss	171	-
Changes in assets and liabilities:
Accounts receivable	4,618	(6,945)
Inventories	6,288	(4,811)
Advance royalties	(958)	(1,097)
Prepaid expenses and other assets	3,223	(729)
Accounts payable	4,640	(1,491)
Accrued expenses and other liabilities	(6,639)	4,041
Asset retirement obligations	(839)	(1,045)
Net cash provided by operating activities	18,648	14,561
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(24,380)	(20,078)
Proceeds from sales of property, plant, and equipment	4,855	656
Proceeds from Elk Horn disposal	-	890
Proceeds from sale of Mammoth shares	11,887	-
Net cash used in investing activities	(7,638)	(18,532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	132,200
Repayments on line of credit	-	(142,240)
Proceeds from issuance of other debt	1,622	-
Proceeds from new debt issuance	-	40,000
Proceeds from short-term borrowing	5,000	-
Repayments on long-term debt	(15,952)	-
Repayments on other debt	(1,099)	-
Deposit for workers’ compensation and surety programs	(8,266)	-
Payments of debt issuance costs	(1,225)	(4,915)
Preferred distributions paid	(6,039)	-
Net cash (used in)/provided by financing activities	(25,959)	25,045
NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(14,949)	21,074
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	21,121	47
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$6,172	$21,121

Summary Statement of Financial Position:
Cash and cash equivalents	$6,172	$8,796
Restricted cash - current portion	-	7,116
Restricted cash - noncurrent portion	-	5,209
	$6,172	$21,121

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Partnership early adopted ASU No. 2016-18, Statement of Cash Flows-Restricted Cash as of December 31, 2017 and as such its consolidated statements of cash flows for all historical periods reflect restricted cash combined with cash and cash equivalents. The Partnership did not have any other material impact from the early adoption of this ASU.

Inventories. Inventories are stated at the lower of cost, based on a three month rolling average, or market. Inventories primarily consist of coal contained in stockpiles.

Advance Royalties. The Partnership is required, under certain royalty lease agreements, to make minimum royalty payments whether or not mining activity is being performed on the leased property. These minimum payments may be recoupable once mining begins on the leased property. The Partnership capitalizes the recoupable minimum royalty payments and amortizes the deferred costs on the units-of-production method once mining activities begin or expenses the deferred costs when the Partnership has ceased mining or has made a decision not to mine on such property.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are presented as a direct deduction from long-term debt for the years ended December 31, 2018 and 2017. The effective interest rate for 2018 was 23.88%.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2018 were calculated with discount rates that ranged from 10.6% to 12.1%. Changes in the asset retirement obligations for the year ended December 31, 2017 were calculated with discount rates that ranged from 9.7% to 11.9%. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.3 % for 2018 and 2017.

Revenue Recognition. The Partnership adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts recorded on the Partnership’s financial statements (See Note 17 for additional discussion). Most of the Partnership’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, the title or risk of loss has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

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

Derivative Financial Instruments. On occasion, the Partnership has used diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The Partnership’s diesel fuel contracts have met the requirements for the normal purchase normal sale (“NPNS”) exception prescribed by the accounting guidance on derivatives and hedging, based on management’s intent and ability to take physical delivery of the diesel fuel. The Partnership had one diesel fuel contract as of December 31, 2018 to purchase approximately 1.0 million gallons of diesel fuel at fixed prices through December 31, 2019.

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

Recently Issued Accounting Standards. In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value and recognize any changes in fair value in net income. An exception is available for equity investments without a readily determinable fair value, but provides a new measurement alternative where entities may choose to measure those investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in transactions for the same issuer. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. Upon adoption during 2018, the Partnership recorded a $4.2 million reclassification from accumulated other comprehensive income to partners’ capital relating to securities with a readily determinable fair value.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. The standard is effective for public companies with fiscal years beginning after December 31, 2018. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. The Partnership has established an implementation team and has implemented a new lease accounting information system. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Partnership will adopt the standard in the first quarter of 2019 and elect this transition method to apply the standard prospectively. The Partnership’s adoption of this standard is expected to result in the recognition of between $13.0 million and $16.0 million of right-of-use assets and lease liabilities on the consolidated statements of financial position.

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

3. SUBSEQUENT EVENTS

Effective February 13, 2019, the Operating Company, the Partnership, certain of the Operating Company’s identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a second amendment (the “Amendment”) to the Financing Agreement (the “Financing Agreement”) originally executed on December 27, 2017 with Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”). The Amendment provides the Lender’s consent for the Partnership to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders an amount not to exceed approximately $3.2 million. The Amendment allows the Partnership to sell its remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waives the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement.

The Amendment also waives any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of the Borrowers failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by the Partnership on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amends the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

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

Sands Hill Mining LLC

Major components of net income from discontinued operations for Sands Hill

Mining LLC for years ended December 31, 2018 and 2017 are summarized as follows:

	Year ended December 31,
	2018	2017

Major line items constituting income from discontinued operations for the Sands Hill Mining disposal:
Coal sales	$-	$1,280
Limestone sales	-	3,483
Other revenue	-	1,503
Total revenues	-	6,266

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	-	6,316
Freight and handling	-	771
Depreciation, depletion and amortization	-	493
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	92
(Gain) on sale/disposal of assets, net	-	(3,238)
(Gain) on extinguishment of debt	-	-
Interest income	-	-
Interest expense and other	-	-
Total costs, expenses and other	-	4,434
Income from discontinued operations before income taxes for the Sands Hill Mining disposal	-	1,832
Income taxes	-	-
Net income from discontinued operations	$-	$1,832

Cash Flows.

The depreciation, depletion and amortization amounts for Sands Hill Mining LLC for each period presented are listed in the previous table. The Partnership did not fund any material capital expenditures for Sands Hill Mining LLC for any period presented. Sands Hill Mining LLC did not have any material non-cash operating items or non-cash investing items for any period presented.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Other prepaid expenses	$971	$920
Prepaid insurance	1,397	1,445
Prepaid leases	92	92
Supply inventory	306	434
Total	$2,766	$2,891

The Partnership acquired 568,794 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK)(“Mammoth Inc.”) through a series of transactions in years prior to 2018. During 2018, the Partnership sold 464,694 shares for net consideration of approximately $11.9 million. As of December 31, 2018, the Partnership owned 104,100 shares of Mammoth Inc., which are recorded at fair market value as a current asset on the Partnership’s consolidated statements of financial position. The Partnership has included its investment in Mammoth Inc. in its Other category for segment reporting purposes.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2018 and 2017 are summarized by major classification as follows:

		December 31,
	Useful Lives	2018	2017
		(in thousands)
Land and land improvements		$13,181	$14,687
Mining and other equipment and related facilities	2 - 20 Years	307,300	298,293
Mine development costs	1 - 15 Years	63,681	58,566
Coal properties	1 - 15 Years	63,527	64,070
Construction work in process		3,199	5,227
Total		450,888	440,843
Less accumulated depreciation, depletion and amortization		(277,029)	(263,520)
Net		$173,859	$177,323

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal, amortization expense for mine development costs and amortization expense for asset retirement costs for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$16,869	$16,151
Depletion expense for coal properties	1,888	1,693
Amortization expense for mine development costs	3,130	2,987
Amortization expense for asset retirement costs	455	286
Total	$22,342	$21,117

Taylorville Land Sale

On December 30, 2015, the Partnership completed the sale of its land surface rights for the Taylorville property in central Illinois for approximately $7.2 million in net proceeds. The sale agreement allows the Partnership to retain the mining permit and control of the proven and probable coal reserves at the Taylorville property as the Partnership has the option to repurchase the rights to the land within seven years from the date of the sale agreement. In accordance with ASC 606-10-55, since the Partnership has the option to repurchase the rights to the land, the transaction has been accounted for as a financing arrangement rather than a sale. The Taylorville property of $3.8 million is recorded in the consolidated statements of financial position within the net property, plant and equipment caption and the related liability of $4.4 million is recorded in the consolidated statements of financial position within the other noncurrent liability caption.

Asset Impairments-2018

We performed a comprehensive review of our coal mining operations as well as potential future development projects for the year ended December 31, 2018 to ascertain any potential impairment losses. We did not record any impairment losses for coal properties, mine development costs or coal mining equipment and related facilities for the year ended December 31, 2018.

Asset Impairments-2017

The Partnership performed a comprehensive review of its coal mining operations as well as potential future development projects for the year ended December 31, 2017 to ascertain any potential impairment losses. The Partnership engaged an independent third party to perform a fair market value appraisal on certain parcels of land that it owns in Mesa County, Colorado. The parcels appraised for $6.0 million compared to the carrying value of $6.8 million. The Partnership recorded an impairment loss of $0.8 million, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income. No other coal properties, mine development costs or other coal mining equipment and related facilities were impaired as of December 31, 2017.

7. INTANGIBLE AND OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Deposits and other	$1,144	$423
Due (to) Rhino GP	(84)	(61)
Non-current receivable	24,192	27,806
Deferred expenses	158	340
Total	$25,410	$28,508

Non-current receivable. As of December 31 2018 and 2017, the non-current receivable balance of $24.2 million and $27.8 respectively, consisted of the amount due from the Partnership’s workers’ compensation and black lung insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. See Note 11, “Workers’ Compensation and Black Lung” for discussion of the $24.2 million and $27.8 million that is also recorded in the Partnership’s other non-current workers’ compensation liabilities.

Intangible purchase option. The Partnership and Rhino Resource Holdings LLC (“Rhino Holdings”) executed an option agreement in December 2016 where the Partnership received a call option from Rhino Holdings to acquire substantially all of the outstanding common stock of Armstrong Energy. In exchange for Rhino Holdings granting the Partnership the call option, the Partnership issued 5.0 million common units to Rhino Holdings upon the execution of the option agreement. The Partnership valued the call option at $21.8 million based upon the closing price of the Partnership’s publicly traded common units on the date the option agreement was executed. The Partnership has determined the value of the common units issued at December 30, 2016 of $21.8 million constituted an amount that would be applied to the potential acquisition of Armstrong Energy. On October 31, 2017, Armstrong Energy filed Chapter 11 petitions in the Eastern District of Missouri’s United States Bankruptcy Court. On February 9, 2018, the U.S. Bankruptcy Court confirmed Armstrong Energy’s Chapter 11 reorganization plan and as such the Partnership concluded that the call option was fully impaired. As such, the Partnership recorded an impairment charge of $21.8 million related to the call option, which has been recorded on the Asset impairment and related charges line of the consolidated statements of operations and comprehensive income for the year ended December 31, 2017.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Payroll, bonus and vacation expense	$2,151	$2,633
Non-income taxes	2,168	2,738
Royalty expenses	1,669	2,410
Accrued interest	35	132
Health claims	868	871
Workers’ compensation & pneumoconiosis	1,900	1,750
Other	1,316	652
Total	$10,107	$11,186

9. DEBT

Debt as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Note payable -Financing Agreement	$29,048	$40,000
Note payable-other debt	522	-
Net unamortized debt issuance costs	(4,095)	(4,688)
Net unamortized original issue discount	(843)	(1,264)
Total	24,632	34,048
Less current portion	(2,174)	(5,475)
Long-term debt	$22,458	$28,573

Financing Agreement

On December 27, 2017, the Operating Company, the Partnership, certain of the Operating Company’s subsidiaries identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide Borrowers with a multi-draw term loan in the aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

Loans made pursuant to the Financing Agreement will, at the Borrower’s option, either be “Reference Rate Loans” or “LIBOR Rate Loans.” Reference Rate Loans bear interest at the greatest of (a) 4.25% per annum, (b) the Federal Funds Rate plus 0.50% per annum, (c) the LIBOR Rate (calculated on a one-month basis) plus 1.00% per annum or (d) the Prime Rate (as published in the Wall Street Journal) or if no such rate is published, the interest rate published by the Federal Reserve Board as the “bank prime loan” rate or similar rate quoted therein, in each case, plus an applicable margin of 9.00% per annum (or 12.00% per annum if the Borrowers have elected to capitalize an interest payment pursuant to the PIK Option, as described below). LIBOR Rate Loans bear interest at the greater of (x) the LIBOR for such interest period divided by 100% minus the maximum percentage prescribed by the Federal Reserve for determining the reserve requirements in effect with respect to eurocurrency liabilities for any Lender, if any, and (y) 1.00%, in each case, plus 10.00% per annum (or 13.00% per annum if the Borrowers have elected to capitalize an interest payment pursuant to the PIK Option). Interest payments are due on a monthly basis for Reference Rate Loans and one-, two- or three-month periods, at the Borrower’s option, for LIBOR Rate Loans. If there is no event of default occurring or continuing, the Borrowers may elect to defer payment on interest accruing at 6.00% per annum by capitalizing and adding such interest payment to the principal amount of the applicable term loan (the “PIK Option”).

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest due on December 27, 2020. In addition, the Borrowers must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) of the Partnership and its subsidiaries for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by the Borrowers, and (iii) audit and collateral monitoring fees and origination and exit fees.

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

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents. The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. (See Note 13 for further discussion)

On April 17, 2018, the Partnership amended the Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the extension of the due date for lease consents required under the Financing Agreement to June 30, 2018 and the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provided that the Partnership could sell additional shares of Mammoth Energy Services Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. The Partnership reduced its outstanding debt by $3.4 million with proceeds from the sale of Mammoth Energy Services Inc. stock in the second quarter of 2018.

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

On December 20, 2018, the Partnership, entered into a limited waiver and consent (the “Waiver”) to the Financing Agreement. The Waiver relates to the sales by the Partnership of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce the Partnership’s debt under the Financing Agreement. As of the date of the Waiver, the Partnership had sold 9 individual lots in smaller transactions. On December 31, 2018, the Partnership used the sale proceeds of approximately $379,000 to reduce the debt. Rather than transmitting net proceeds with respect to each individual transaction, the Partnership and Lenders agreed in principle to delay repayment until an aggregate payment could be made at the end of 2018. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by the Partnership until a later date to be determined by the Lenders.

On February 13, 2019, the Partnership entered into a second amendment to the Financing Agreement. Please refer to Note 3 (Subsequent Events) of the consolidated financial statements included elsewhere in this annual report for more details.

At December 31, 2018, $29.0 million was outstanding under the Financing Agreement at a variable interest rate of Libor plus 10.00% (12.53% at December 31, 2018).

Common Unit Warrants

The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise whereby the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable. The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding reduction in Long-term debt, net on the Partnership’s consolidated statements of financial position.

Letter of Credit Facility – PNC Bank

On December 27, 2017, the Partnership entered into a master letter of credit facility, security agreement and reimbursement agreement (the “LoC Facility Agreement”) with PNC Bank, National Association (“PNC”), pursuant to which PNC agreed to provide the Partnership with a facility for the issuance of standby letters of credit used in the ordinary course of its business (the “LoC Facility”). The LoC Facility Agreement provided that the Partnership pay a quarterly fee at a rate equal to 5% per annum calculated based on the daily average of letters of credit outstanding under the LoC Facility, as well as administrative costs incurred by PNC and a $100,000 closing fee. The LoC Facility Agreement provided that the Partnership reimburse PNC for any drawing under a letter of credit by a specified beneficiary as soon as possible after payment was made. The Partnership’s obligations under the LoC Facility Agreement were secured by a first lien security interest on a cash collateral account that was required to contain no less than 105% of the face value of the outstanding letters of credit. In the event the amount in such cash collateral account was insufficient to satisfy the Partnership’s reimbursement obligations, the amount outstanding would bear interest at a rate per annum equal to the Base Rate (as that term was defined in the LoC Facility Agreement) plus 2.0%. The Partnership was to indemnify PNC for any losses which PNC may have incurred as a result of the issuance of a letter of credit or PNC’s failure to honor any drawing under a letter of credit, subject in each case to certain exceptions. The Partnership provided cash collateral to its counterparties during the third quarter of 2018 and as of September 30, 2018, the LoC Facility was terminated. The Partnership had no outstanding letters of credit at December 31, 2018.

The Partnership did not capitalize any interest costs during the year ended December 31, 2018 or 2017.

Principal payments on debt (excluding unamortized debt issuance costs and unamortized warrant costs) due subsequent to December 31, 2018 are as follows:

(in thousands)

2019	$2,174
2020	27,396
2021	-
2022	-
Thereafter	-
Total principal payments	$29,570

10. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance at beginning of period (including current portion)	$18,662	$19,108
Accretion expense	1,269	1,493
Adjustment resulting from disposal of property (1)	-	(223)
Adjustments to the liability from annual recosting and other	(1,083)	(1,656)
Liabilities settled	(299)	(60)
Balance at end of period	18,549	18,662
Less current portion of asset retirement obligation	(465)	(498)
Long-term portion of asset retirement obligation	$18,084	$18,164

(1) The ($0.2) million adjustment for the year ended December 31, 2017, relates to the sale of the Partnership’s Sands Hill Mining entity as discussed in Note 4.

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

The Partnership’s black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Partnership’s actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Partnership’s liability for traumatic workers’ compensation injury claims is the estimated present value of current workers’ compensation benefits, based on actuarial estimates. The Partnership’s actuarial estimates for its workers’ compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 4.0% and 3.5%, for December 31, 2018 and 2017, respectively and for workers’ compensation the discount rate was 3.4% and 3.0% at December 31, 2018 and 2017, respectively.

The uninsured black lung and workers’ compensation expenses for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Black lung benefits:	(in thousands)
Service cost	$(296)	$1,771
Interest cost	391	344
Actuarial loss/(gain)	(893)	924
Total black lung	(798)	3,039
Workers’ compensation expense	3,912	3,231
Total expense	$3,114	$6,270

The changes in the black lung benefit liability for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Benefit obligations at beginning of year	$11,446	$8,782
Service cost	(296)	1,771
Interest cost	391	344
Actuarial loss/(gain)	(893)	924
Benefits and expenses paid	(554)	(375)
Benefit obligations at end of year	$10,094	$11,446

The classification of the amounts recognized for the Partnership’s workers’ compensation and black lung benefits liability as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(in thousands)
Uninsured black lung claims	$10,094	$11,446
Insured black lung and workers’ compensation claims	24,191	27,806
Workers’ compensation claims	4,706	5,216
Total obligations	$38,991	$44,468
Less current portion	(1,900)	(1,750)
Non-current obligations	$37,091	$42,718

The balance for insured black lung and workers’ compensation claims as of December 31, 2018 and 2017 consisted of $24.2 million and $27.8 million, respectively. This is a primary obligation of the Partnership, but is also due from the Partnership’s insurance providers and is included in Note 7 as non-current receivables. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

12. EMPLOYEE BENEFITS

401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Partnership matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
401(k) plan expense	$1,742	$1,453

13. PARTNERS’ CAPITAL/EQUITY-BASED COMPENSATION

Partners’ Capital

Common Unit Warrants —In December 2017, the Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Partnership’s common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of the Partnership’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable. The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding reduction in Long-term debt, net on the Partnership’s consolidated statements of financial position.

Series A Preferred Units— On December 30, 2016, the general partner entered into the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership (“Amended and Restated Partnership Agreement”) to create, authorize and issue the Series A preferred units.

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

During the first quarter of 2018, the Partnership paid $6.0 million in distributions earned for the year ended December 31, 2017 to holders of the Series A preferred units. The Partnership has accrued $3.2 million for distributions to holders of the Series A preferred units for the year ended December 31, 2018.

Investment in Royal Common Stock— On September 1, 2017, Royal elected to convert certain obligations to the Partnership totaling $4.1 million to shares of Royal common stock. Royal issued 914,797 shares of its common stock to the Partnership at a conversion price of $4.51 per share. The price per share was equal to the outstanding balance multiplied by seventy-five percent (75%) of the volume-weighted average closing price of Royal’s common stock for the 90 days preceding the date of conversion (“Royal VWAP”), subject to a minimum Royal VWAP of $3.50 and a maximum Royal VWAP of $7.50. The Partnership recorded the $4.1 million conversion as Investment in Royal common stock in the Partners’ Capital section of the Partnership’s consolidated statements of financial position since Royal does not have significant economic activity apart from its investment in the Partnership.

Other Comprehensive Income— In accordance with Accounting Standards Codification (“ASU”) 2016-01, which was effective for fiscal years that began after December 15, 2017, the Partnership ceased recording fair market adjustments for the shares it owns in Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in Other Comprehensive Income during 2018. As of December 31, 2017, the Partnership had recorded fair market value adjustments of $4.2 million for its investment in Mammoth Inc. which were recorded in Other Comprehensive Income. As of December 31, 2018 and 2017, the Partnership recorded its investment in Mammoth Inc. as a current asset, which was classified as available-for-sale. Please read Note 2 for additional discussion of the adoption of ASU 2016-01.

Accumulated Distribution Arrearages— Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2018, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of December 31, 2018, the Partnership had accumulated arrearages of $673.1 million.

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

As of December 31, 2018, the general partner had granted restricted units and unit awards to its directors.

As all grants in 2018 and 2017 vested immediately, the Partnership did not have any unrecognized compensation expense of any non-vested LTIP awards as of December 31, 2018.

14. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of December 31, 2018, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019	3,699	18
2020	1,979	6
2021	352	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of December 31, 2018, the Partnership had a commitment to purchase approximately 1.0 million gallons of diesel fuel at a fixed price from January 2019 through December 2019 for approximately $2.2 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Purchased coal expense	$31	$377
OTC expense	$-	$-

Leases—The Partnership leases various mining, transportation, other equipment and facilities under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Lease expense	$3,917	$3,752
Royalty expense	$13,607	$14,274

Approximate future minimum lease and royalty payments (not including advance royalties already paid and recorded as assets in the accompanying statements of financial position) are as follows:

Years Ending December 31,	Royalties	Leases
	(in thousands)
2019	$1,580	$3,924
2020	1,568	3,867
2021	1,568	3,044
2022	1,568	1,702
2023	1,568	700
Thereafter	7,842	1,730
Total minimum royalty and lease payments	$15,694	$14,967

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

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated statements of financial position. The Partnership had no outstanding letters of credit at December 31, 2018. The Partnership had outstanding surety bonds with third parties of $42.6 million as of December 31, 2018 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Partnership’s surety bond provider. Of the $42.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions.  The Partnership can provide no assurances that a surety company  will underwrite the surety bonds of the purchasers of these entities, nor is the Partnership aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then the Partnership may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyers are required to indemnify the Partnership for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, the Partnership may not be successful in obtaining any indemnity or any amounts received may be inadequate.

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

15. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the years ended December 31, 2018 and 2017:

Year ended December 31, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/ income:
Net (loss)/income from continuing operations	$(81)	$(17,617)	$(1,543)	$3,210
Net income from discontinued operations	-	-	-	-
Interest in net (loss)/income	$(81)	$(17,617)	$(1,543)	$3,210

Denominator:
Weighted average units used to compute basic EPU	n/a	13,062	1,144	1,500
Weighted average units used to compute diluted EPU	n/a	13,062	1,144	1,500

Net (loss)/income per limited partner unit, basic:
Net (loss)/income per unit from continuing operations	n/a	$(1.35)	$(1.35)	$2.14
Net income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per limited partner unit, basic	n/a	$(1.35)	$(1.35)	$2.14
Net (loss)/income per limited partner unit, diluted:
Net (loss)/income per unit from continuing operations	n/a	$(1.35)	$(1.35)	$2.14
Net income per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per limited partner unit, diluted	n/a	$(1.35)	$(1.35)	$2.14

Year ended December 31, 2017	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(112)	$(24,391)	$(2,155)	$6,038
Net income from discontinued operations	8	1,676	148	n/a
Interest in net (loss)/income	$(104)	$(22,715)	$(2,007)	$6,038

Denominator:
Weighted average units used to compute basic EPU	n/a	12,965	1,146	$1,500
Weighted average units used to compute diluted EPU	n/a	12,965	1,146	$1,500

Net (loss)/income per limited partner unit, basic:
Net (loss)/income per unit from continuing operations	n/a	$(1.88)	$(1.88)	$4.03
Net income per unit from discontinued operations	n/a	0.13	0.13	n/a
Net(loss)/income per limited partner unit, basic	n/a	$(1.75)	$(1.75)	$4.03
Net (loss)/income per limited partner unit, diluted:
Net (loss)/income per unit from continuing operations	n/a	$(1.88)	$(1.88)	$4.03
Net income per unit from discontinued operations	n/a	0.13	0.13	n/a
Net (loss)/income per limited partner unit, diluted	n/a	$(1.75)	$(1.75)	$4.03

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for the years ended December 31, 2018 and 2017, all potential dilutive units were excluded from the diluted EPU calculation for this period because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 9 for the year ended December 31, 2018.

16. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables (Note: customers with “n/a” had revenue or receivables below the 10% threshold in any period where this is indicated):

	December 31, 2018 Receivable Balance	Year Ended December 31, 2018 Sales	December 31, 2017 Receivable Balance	Year Ended December 31, 2017 Sales
	(in thousands)
Javelin Global	$4,347	$52,777	$2,470	$15,090
Integrity Coal	937	24,089	2,238	24,234
LGE/KU	467	13,480	1,483	40,217
Dominion Energy	n/a	19,045	1,232	22,087
Big Rivers	863	20,342	n/a	21,716
PacifiCorp Energy	960	12,343	1,717	16,518

17. REVENUE

The Partnership adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the years ended December 31, 2018 and 2017. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the years ended December 31, 2018 and 2017.

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

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the year ended December 31, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$52,380	$18,237	$36,186	$50,451	$-	$157,254
Met coal	87,015	-	-	-	-	87,015
Other revenue	374	2,205	9	-	179	2,767
Total	$139,769	$20,442	$36,195	$50,451	$179	$247,036

The following table disaggregates revenue by type for each reportable segment for the year ended December 31, 2017:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$37,805	$15,856	$35,447	$64,051	$-	$153,159
Met coal	64,033	-	-	-	-	64,033
Other revenue	154	1,289	11	4	41	1,499
Total	$101,992	$17,145	$35,458	$64,055	$41	$218,691

18. FAIR VALUE MEASUREMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s financing agreement was determined based upon a market approach and approximates the carrying value at December 31, 2018. The fair value of the Partnership’s financing agreement is a Level 2 measurement.

As of December 31, 2018 and December 31, 2017, the Partnership had a recurring fair value measurement relating to its investment in Mammoth Inc. The Partnership owned 104,100 shares of Mammoth Inc. as of December 31, 2018. The Partnership’s shares of Mammoth Inc. are classified as an investment on the Partnership’s consolidated statements of financial position. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth Inc. shares is a Level 1 measurement.

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

For the year ended December 31, 2017, the Partnership had a nonrecurring fair value measurement related to the Common Unit Warrants (see Note 9 for discussion of the Common Unit Warrants). The Partnership calculated the fair value of the Common Unit Warrants using a Black-Scholes model with inputs that include the Common Unit Warrants’ strike price, the term of the agreement, historical volatility of the Partnership’s common units and the risk free interest rate. The nonrecurring fair value measurement for the Common Unit Warrants for the year ended December 31, 2018 was a Level 3 measurement.

19. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2018	2017
		(in thousands)
Royal Energy Resources, Inc.	Note receivable conversion	-	4,100
Royal Energy Resources, Inc.	Commissions and other fees	588	819
Weston Energy LLC	Preferred distribution	3,210	6,038
Mammoth Energy Services, Inc.	Proceeds from sale of shares	11,887	-
Mammoth Energy Partners LP	Investment in unconsolidated affiliate	-	40
Sturgeon Acquisitions LLC	Equity in net income of unconsolidated affiliate	-	(4)

20. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $6.0 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively.

The consolidated statement of cash flows for the year ended December 31, 2018 is exclusive of approximately $1.2 million of property, plant and equipment additions which are recorded in Accounts payable.

The consolidated statement of cash flows for the year ended December 31, 2017 is exclusive of approximately $1.0 million of property, plant and equipment additions which are recorded in Accounts payable.

The consolidated statement of cash flows for the year ended December 31, 2017 is exclusive of $4.1 million related to the conversion of the Rhino Promissory Note and the Weston Promissory Note to shares of Royal common stock. See Note 13, “Partners’ Capital/Equity Based Compensation” for further discussion.

21. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States.

As of December 31, 2018, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses.

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

Reportable segment results of operations and financial position for the year ended December 31, 2018 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total assets	$92,605	$10,888	$30,028	$72,397	$42,700	$248,618
Total revenues	139,769	20,442	36,195	50,451	179	247,036
DD&A	8,747	1,221	4,098	7,910	366	22,342
Interest expense	1	-	-	-	8,482	8,483
Net Income (loss) from continuing operations	$8,777	$(4,443)	$1,380	$(7,690)	$(14,055)	$(16,031)

Reportable segment results of operations and financial position for the year ended December 31, 2017 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total assets	$99,425	$9,054	$33,863	$77,546	$62,892	$282,780
Total revenues	101,992	17,145	35,458	64,055	41	218,691
DD&A	7,701	988	4,479	7,576	373	21,117
Interest expense	-	-	-	-	4,010	4,010
Net Income (loss) from continuing operations	$13,717	$(3,109)	$1,676	$1,734	$(34,638)	$(20,620)

For additional information on the Partnership’s revenue by product category for the periods ended December 31, 2018 and 2017 please refer to Note 17.

