Form 10-Q
period 2019-03-31
Rhino Resource Partners LP
filed 2019-05-10
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2019, 13,098,353 common units, 1,143,171 subordinated units and 1,500,000 Series A preferred units were outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes; declines in demand for electricity and coal; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; and weakness in global economic conditions. Other factors that could cause our actual results to differ from our projected results are described elsewhere in (1) this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2018, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,201	$6,172
Accounts receivable, net of allowance for doubtful accounts ($0.7 million as of March 31, 2019 and December 31, 2018).	16,981	15,126
Inventories	11,420	6,573
Advance royalties, current portion	366	548
Investment in available for sale securities	-	1,872
Prepaid expenses and other	2,132	2,766
Total current assets	35,100	33,057
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	450,591	450,888
Less accumulated depreciation, depletion and amortization	(282,437)	(277,029)
Net property, plant and equipment	168,154	173,859
Operating lease right-of-use assets (net)	13,523	-
Advance royalties, net of current portion	8,366	8,026
Deposits - Workers’ Compensation and Surety Programs	8,266	8,266
Other non-current assets	25,160	25,410
TOTAL	$258,569	$248,618
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,814	$14,185
Accrued expenses and other	10,840	10,107
Accrued preferred distributions	300	3,210
Current portion of lease liabilities	3,175	-
Current portion of long-term debt	3,057	2,174
Current portion of asset retirement obligations	465	465
Total current liabilities	38,651	30,141
NON-CURRENT LIABILITIES:
Long-term debt, net	21,208	22,458
Asset retirement obligations, net of current portion	18,388	18,084
Operating lease liabilities, net of current portion	9,971	-
Other non-current liabilities	41,495	41,500
Total non-current liabilities	91,062	82,042
Total liabilities	129,713	112,183
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	107,958	115,505
General partner	8,760	8,792
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 11)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Total partners’ capital	128,856	136,435
TOTAL	$258,569	$248,618

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Coal sales	$57,863	$54,272
Other revenues	874	528
Total revenues	58,737	54,800
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	54,646	49,653
Freight and handling costs	1,155	904
Depreciation, depletion and amortization	5,549	5,427
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	2,743	2,696
Loss/(gain) on sale/disposal of assets, net	222	(2,937)
Total costs and expenses	64,315	55,743
(LOSS) FROM OPERATIONS	(5,578)	(943)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(1,701)	(1,885)
Interest income and other	-	7
Total interest and other (expense)	(1,701)	(1,878)
(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(7,279)	(2,821)
INCOME TAXES	-	-
NET (LOSS)	(7,279)	(2,821)
Other comprehensive income:
Fair value adjustment for investment	-	4,182
Reclass for disposition	-	(2,644)
Total other comprehensive income	-	1,538
COMPREHENSIVE (LOSS)	$(7,279)	$(1,283)

General partner’s interest in net (loss)	$(32)	$(13)
Common unitholders’ interest in net (loss)	$(6,941)	$(2,856)
Subordinated unitholders’ interest in net (loss)	$(606)	$(252)
Preferred unitholders’ interest in net income	$300	$300
Net (loss)/income per limited partner unit, basic:
Common units	$(0.53)	$(0.22)
Subordinated units	$(0.53)	$(0.22)
Preferred units	$0.20	$0.20
Net (loss)/income per limited partner unit, diluted:
Common units	$(0.53)	$(0.22)
Subordinated units	$(0.53)	$(0.22)
Preferred units	$0.20	$0.20

Weighted average number of limited partner units outstanding, basic:
Common units	13,098	12,994
Subordinated units	1,144	1,146
Preferred units	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	13,098	12,994
Subordinated units	1,144	1,146
Preferred units	1,500	1,500

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(In thousands)

							Accumulated
	Limited Partners				General	Preferred	Other		Total
	Common		Subordinated		Partner	Partner	Comprehensive		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Other	Capital

BALANCE - December 31, 2018	13,098	$39,324	1,144	$76,181	$8,792	$15,000	$-	$(2,862)	$136,435
Net (loss)/income		(6,941)		(606)	(32)	300			(7,279)
Preferred partner distribution earned	-	-	-	-	-	(300)	-	-	(300)
BALANCE - March 31, 2019	13,098	$32,383	1,144	$75,575	$8,760	$15,000	$-	$(2,862)	$128,856

							Accumulated
	Limited Partners				General	Preferred	Other		Total
	Common		Subordinated		Partner	Partner	Comprehensive		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Other	Capital
BALANCE - December 31, 2017	12,994	$52,850	1,146	$77,383	$8,855	$15,000	$4,220	$(2,862)	$155,446
Net (loss)/income	-	(2,856)		(252)	(13)	300			(2,821)
Preferred distribution earned	-	-	-	-	-	(300)	-	-	(300)
Reclass of disposition of Mammoth shares	-	-	-	-	-	-	(2,644)	-	(2,644)
Mark-to-market investment in Mammoth	-	-	-	-	-	-	4,182	-	4,182
BALANCE - March 31, 2018	12,994	$49,994	1,146	$77,131	$8,842	$15,000	$5,758	$(2,862)	$153,863

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,279)	$(2,821)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	5,549	5,427
Accretion on asset retirement obligations	319	315
Amortization of advance royalties	407	185
Amortization of debt issuance costs	516	395
Amortization of debt discount	105	105
Loss on retirement of advance royalties	112	108
(Gain)/loss on sale/disposal of assets—net	655	(31)
(Gain) on sale of Mammoth shares	(433)	(2,906)
Changes in assets and liabilities:
Accounts receivable	(1,855)	3,268
Inventories	(4,847)	107
Advance royalties	(677)	(288)
Prepaid expenses and other assets	537	369
Accounts payable	6,463	3,503
Accrued expenses and other liabilities	977	638
Asset retirement obligations	(15)	(19)
Net cash provided by operating activities	534	8,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,001)	(9,179)
Proceeds from sales of property, plant, and equipment	1,401	3
Proceeds from sale of Mammoth shares	2,304	4,823
Net cash provided by/(used in) investing activities	1,704	(4,353)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(375)	(5,100)
Repayments on other debt	(522)	-
Repayments on finance leases	(1)	-
Deposit for workers’ compensation and surety programs	-	(5,209)
Payments of debt issuance costs	(101)	(56)
Preferred distributions paid	(3,210)	(6,038)
Net cash (used in) by financing activities	(4,209)	(16,403)
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,971)	(12,401)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	6,172	21,120
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$4,201	$8,719

Summary Statement of Financial Position:
Cash and cash equivalents	$4,201	$4,991
Restricted cash	-	3,728
	$4,201	$8,719

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

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

Unaudited Interim Financial Information. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of March 31, 2019, unaudited consolidated statement of partners’ capital for the three months ended March 31, 2019 and 2018, condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and 2018 and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, partners’ capital, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2018 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Organization. Rhino Resource Partners LP is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Operating Company”). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, West Virginia and Utah. The majority of sales are made to electric utilities, coal brokers, domestic and non-U.S. steel producers and other coal-related organizations in the United States. In addition, the Partnership continues its sales focus to U.S. export customers through brokers and direct end-user relationships.

Through a series of transactions completed in the first quarter of 2016, Royal Energy Resources, Inc. (“Royal”) acquired a majority ownership and control of the Partnership and 100% ownership of the Partnership’s general partner. The Partnership’s common units trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Revenue Recognition. The Partnership adopted ASU 2014-09-Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts recorded on the Partnership’s financial statements (See Note 15 for additional discussion). Most of the Partnership’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, the title or risk of loss has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the straight-line method over the life of the related debt, which approximates the effective interest method. Debt issuance costs are presented as a direct deduction from long-term debt as of March 31, 2019 and December 31, 2018. The effective interest rate for the three months ended March 31, 2019 was 21.93% and 18.79% for the three months ended March 31, 2018.

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Partnership adopted ASU 2016-02 in the first quarter of 2019 and elected the transition method to apply the standard prospectively and also elected the “package of practical expedients” within the standard which permits the Partnership not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Partnership made an election to not separate lease and non-lease components for all leases, and will not use hindsight. Finally, the Partnership will continue its current policy for accounting for land easements as executory contracts. The standard had a material impact on our unaudited condensed Statements of Financial Position, but did not have an impact on our unaudited condensed Consolidated Statements of Operations. Please refer to Note 5 for disclosures related to the new standard.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Other prepaid expenses	$996	$971
Prepaid insurance	741	1,397
Prepaid leases	89	92
Supply inventory	306	306
Total	$2,132	$2,766

The Partnership acquired 568,794 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK)(“Mammoth Inc.”) through a series of transactions in years prior to 2018. As of December 31, 2018, the Partnership owned 104,100 shares of Mammoth Inc., which were recorded at fair market value as a current asset on the Partnership’s consolidated statements of financial position. During the three months ended March 31, 2019, the Partnership sold its 104,100 shares for net consideration of approximately $2.3 million.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2019 and December 31, 2018 are summarized by major classification as follows:

	Useful Lives	March 31, 2019	December 31, 2018
		(in thousands)
Land and land improvements		$10,872	$13,181
Mining and other equipment and related facilities	2 - 20 Years	308,417	307,300
Mine development costs	1 - 15 Years	64,552	63,681
Coal properties	1 - 15 Years	63,527	63,527
Construction work in process		3,223	3,199
Total		450,591	450,888
Less accumulated depreciation, depletion and amortization		(282,437)	(277,029)
Net		$168,154	$173,859

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs and amortization expense for asset retirement costs for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$4,163	$4,087
Depletion expense for coal properties	466	472
Amortization expense for mine development costs	844	749
Amortization expense for asset retirement costs	76	119
Total	$5,549	$5,427

5. LEASES

The Partnership leases various mining, transportation and other equipment under operating and finance leases. The leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 15 years. The Partnership determines if an arrangement is a lease at inception. Some of the leases include both lease and non-lease components which are accounted for as a single lease component as the Partnership has elected the practical expedient to combine these components for all leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current liabilities and non-current liabilities on our unaudited condensed consolidated statements of financial position. Finance leases are included in plant, property and equipment, current liabilities and long-term liabilities on our unaudited condensed consolidated statements of financial position.

ROU assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent the Partnership’s obligation to make lease payments related to the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Partnership utilizes the implicit rate in the lease, if determinable, at the commencement date of the lease to determine the present value of the lease payments. If the implicit rate is not determinable, the Partnership utilizes its incremental borrowing rate at the commencement date of the lease to determine the present value of the lease payments. The Partnership’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Partnership will exercise the option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(in thousands)
Operating leases
Operating lease right-of use assets	$13,523

Operating lease liabilities-current	$3,175
Operating lease liabilities-long-term	9,971
Total operating lease liabilities	$13,146

Finance leases
Property. Plant and Equipment, gross	$10
Accumulated depreciation	(1)
Total Property, Plant and Equipment, net	$9

Finance leases - current portion	$4
Finance leases - noncurrent portion	5
Total finance lease obligation	$9

Weighted Average Discount Rate
March 31, 2019

Operating leases	7.0%
Finance leases	7.0%
Operating leases	5.4 years
Finance leases	2.1 years

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$977
Operating cash flows for finance leases	$-
Financing cash flows for finance leases	$1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,896
Finance leases	$10

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
Year ending December 31,	(in thousands)
2019 (excluding the three months ended March 31, 2019)	$2,986	$4
2020	3,903	5
2021	2,842	4
2022	1,819	-
2023	911	-
Thereafter	3,303	-
Total lease payments	15,764	13
Less imputed interest	2,618	4
Total	$13,146	$9

The components of lease expense were as follows:

Three months ended March 31, 2019
(in thousands)
Operating lease cost	$983

Finance lease cost:
Amortization of right-of-use assets	$1
Interest on lease liabilities	-
Total finance lease cost	$1

6. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Deposits and other	$856	$1,144
Due (to) Rhino GP	(39)	(84)
Non-current receivable	24,192	24,192
Deferred expenses	151	158
Total	$25,160	$25,410

Non-current receivable. The non-current receivable balance of $24.2 million as of March 31, 2019 and December 31, 2018 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $24.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Payroll, bonus and vacation expense	$2,104	$2,151
Non-income taxes	2,668	2,168
Royalty expenses	2,001	1,669
Accrued interest	55	35
Health claims	907	868
Workers’ compensation & pneumoconiosis	1,900	1,900
Other	1,205	1,316
Total	$10,840	$10,107

8. DEBT

Debt as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Note payable -Financing Agreement	$28,673	$29,048
Note payable-other debt	-	522
Finance lease obligation	9	-
Net unamortized debt issuance costs	(3,679)	(4,095)
Net unamortized original issue discount	(738)	(843)
Total	24,265	24,632
Less current portion	(3,057)	(2,174)
Long-term debt	$21,208	$22,458

Financing Agreement

On December 27, 2017, the Operating Company, a wholly-owned subsidiary of the Partnership, certain of the Operating Company’s subsidiaries identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide the Borrowers with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement terminates on December 27, 2020.

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

The Financing Agreement requires the Borrowers and Guarantor to comply with several affirmative covenants at any time loans are outstanding, including, among others: (i) the requirement to deliver monthly, quarterly and annual financial statements, (ii) the requirement to periodically deliver certificates indicating, among other things, (a) compliance with terms of the Financing Agreement and ancillary loan documents, (b) inventory, accounts payable, sales and production numbers, (c) the calculation of the Collateral Coverage Amount (as that term is defined in the Financing Agreement), (d) projections for the Partnership and its subsidiaries and (e) coal reserve amounts; (iii) the requirement to notify the Administrative Agent of certain events, including events of default under the Financing Agreement, dispositions, entry into material contracts, (iv) the requirement to maintain insurance, obtain permits, and comply with environmental and reclamation laws (v) the requirement to sell up to $5.0 million of shares in Mammoth Energy Services Inc. and use the net proceeds therefrom to prepay outstanding term loans, which was completed during the first half of 2018 and (vi) establish and maintain cash management services and establish a cash management account and deliver a control agreement with respect to such account to the Collateral Agent. The Financing Agreement also contains negative covenants that restrict the Borrowers and Guarantors ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing six month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00 commencing with the six-month period ending June 30, 2018. See Note 19 for information relating to the lenders’ waiver of the Fixed Charge Coverage Ratio for the six-month period ending March 31, 2019.

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

On February 13, 2019, the Partnership entered into a second amendment (the “Amendment”) to the Financing Agreement. The Amendment provided the Lender’s consent for the Partnership to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed the Partnership to sell its remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement.

The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of the Borrowers failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by the Partnership on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

At March 31, 2019, the Partnership had $28.7 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.50%).

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2019 and the year ended December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Balance at beginning of period (including current portion)	$18,549	$18,662
Accretion expense	319	1,269
Adjustments to the liability from annual recosting and other	-	(1,083)
Liabilities settled	(15)	(299)
Balance at end of period	18,853	18,549
Less current portion of asset retirement obligation	(465)	(465)
Long-term portion of asset retirement obligation	$18,388	$18,084

10. EMPLOYEE BENEFITS

401(k) Plans

The Operating Company sponsors a defined contribution savings plans for all employees. Under the defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the three months ended March 31, 2019 and 2018 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
401(k) plan expense	$489	$436

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

During the first quarter of 2019, we paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, we paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. We have accrued approximately $0.3 million for distributions to holders of the Series A preferred units for the three months ended March 31, 2019.

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

Other Comprehensive Income

In accordance with Accounting Standards Codification (“ASU”) 2016-01, which was effective for fiscal years that began after December 15, 2017, the Partnership ceased recording fair market adjustments for the shares it owns in Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) in Other Comprehensive Income during the fourth quarter of 2018. Upon adoption during the fourth quarter of 2018, the Partnership recorded a $4.2 million reclassification from Other Comprehensive Income to Partners’ Capital relating to its Mammoth Inc. shares that had a readily determinable fair value.

Accumulated Distribution Arrearages

Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2019, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of March 31, 2019, the Partnership had accumulated arrearages of $731.6 million.

12. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss)/ income	$(32)	$(6,941)	$(606)	$300

Denominator:
Weighted average units used to compute basic EPU	n/a	13,098	1,144	1,500
Weighted average units used to compute diluted EPU	n/a	13,098	1,144	1,500

Net (loss)/income per limited partner unit, basic:	n/a	$(0.53)	$(0.53)	$0.20
Net (loss)/income per limited partner unit, diluted	n/a	$(0.53)	$(0.53)	$0.20

Three Months Ended March 31, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss)/income	$(13)	$(2,856)	$(252)	$300

Denominator:
Weighted average units used to compute basic EPU	n/a	12,994	1,146	$1,500
Weighted average units used to compute diluted EPU	n/a	12,994	1,146	$1,500

Net (loss)/income per limited partner unit, basic	n/a	$(0.22)	$(0.22)	$0.20
Net (loss)/income per limited partner unit, diluted	n/a	$(0.22)	$(0.22)	$0.20

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net losses for three months ended March 31, 2019 and 2018, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 11 for the three months ended March 31, 2019 and 2018.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2019, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q2-Q4	3,360	19
2020	1,880	7
2021	852	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership incurred no purchase coal expense from coal purchase contracts or expense from OTC purchases for the three months ended March 31, 2019 and 2018.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. Please read Note 5 for additional discussion of leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three months ended March 31, 2019 and 2018 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Lease expense	$1,254	$430
Royalty expense	$3,905	$3,644

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the unaudited condensed consolidated statements of financial position. The Partnership had no outstanding letters of credit at March 31, 2019. The Partnership had outstanding surety bonds with third parties of $42.3 million as of March 31, 2019 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Partnership’s surety bond provider. Of the $42.3 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions. The Partnership can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor is the Partnership aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then the Partnership may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyers are required to indemnify the Partnership for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, the Partnership may not be successful in obtaining any indemnity or any amounts received may be inadequate.

14. MAJOR CUSTOMERS

The Partnership had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	March 31, 2019 Receivable Balance	December 31, 2018 Receivable Balance	Three months ended March 31, 2019 Sales	Three months ended March 31, 2018 Sales
	(in thousands)
Javelin Global	$2,036	$4,347	$12,911	$4,042
Integrity Coal	-	937	2,664	6,528
Dominion Energy	1,268	-	2,497	8,165
Big Rivers	946	863	4,048	5,515
Trafigura Trading	-	-	-	7,159

15. REVENUE

The Partnership adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the three months ended March 31, 2019 and 2018. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the three months ended March 31, 2019 and 2018.

The majority of the Partnership’s coal sales contracts have a single performance obligation (shipment or delivery of coal according to terms of the sales agreement) and as such, the Partnership is not required to allocate the contract’s transaction price to multiple performance obligations. All of the Partnership’s coal sales revenue is recognized when shipment or delivery to the customer has occurred, the title or risk of loss has passed in accordance with the terms of the coal sales agreement, prices are fixed or determinable and collectability is reasonably assured. With respect to other revenues recognized in situations unrelated to the shipment of coal, the Partnership carefully reviews the facts and circumstances of each transaction and does not recognize revenue until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured.

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the three months ended March 31, 2019:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$13,389	$6,065	$8,711	$13,000	$-	$41,165
Met coal	16,698	-	-	-	-	16,698
Other revenue	320	554	-	-	-	874
Total	$30,407	$6,619	$8,711	$13,000	$-	$58,737

The following table disaggregates revenue by type for each reportable segment for the three months ended March 31, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$11,662	$3,687	$8,061	$11,611	$-	$35,021
Met coal	19,251	-	-	-	-	19,251
Other revenue	62	457	9	-	-	528
Total	$30,975	$4,144	$8,070	$11,611	$-	$54,800

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s Financing Agreement was determined based upon a market approach and approximates the carrying value at March 31, 2019. The fair value of the Partnership’s Financing Agreement is a Level 2 measurement.

As of December 31, 2018, the Partnership had a recurring fair value measurement relating to its investment in Mammoth Inc. As discussed in Note 5, the Partnership sold the balance of its Mammoth Inc. shares (104,100 shares) during the first quarter of 2019. The Partnership’s shares of Mammoth Inc. were classified as an investment on the Partnership’s unaudited condensed consolidated statements of financial position as of December 31, 2018. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth Inc. shares was a Level 1 measurement.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $1.1 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2019 and 2018 excludes approximately $1.4 million and $2.8 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

18. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States.

As of March 31, 2019, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses.

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

Reportable segment results of operations for the three months ended March 31, 2019 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total revenues	$30,407	$6,619	$8,711	$13,000	$-	$58,737
DD&A	1,901	408	1,094	2,058	88	5,549
Interest expense	-	-	-	-	1,701	1,701
Net Income/(loss)	$1,183	$(1,123)	$(327)	$(3,587)	$(3,425)	$(7,279)

Reportable segment results of operations for the three months ended March 31, 2018 are as follows

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total revenues	$30,975	$4,144	$8,070	$11,611	$-	$54,800
DD&A	2,196	140	1,061	1,939	91	5,427
Interest expense	-	-	-	-	1,885	1,885
Net Income/(loss)	$930	$(1,117)	$963	$(2,329)	$(1,268)	$(2,821)

19. SUBSEQUENT EVENTS

On May 8, 2019, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to “our general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP. The following discussion of the historical financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

In addition, this discussion includes forward looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. Please read the section “Cautionary Note Regarding Forward Looking Statements”. In addition, factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” also included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

Through a series of transactions completed in the first quarter of 2016, Royal Energy Resources, Inc. (“Royal”) acquired a majority ownership and control of us and 100% ownership of our general partner.

We are a diversified coal producing limited partnership formed in Delaware that is focused on coal and energy related assets and activities. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2018, we controlled an estimated 268.5 million tons of proven and probable coal reserves, consisting of an estimated 214.0 million tons of steam coal and an estimated 54.5 million tons of metallurgical coal. In addition, as of December 31, 2018, we controlled an estimated 164.1 million tons of non-reserve coal deposits.

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

For the three months ended March 31, 2019, we generated revenues of approximately $58.7 million and a net loss of approximately $7.3 million. For the three months ended March 31, 2019, we produced approximately 1.2 million tons of coal and sold approximately 1.1 million tons of coal, of which approximately 82% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of March 31, 2019, our available liquidity was $4.2 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

On December 27, 2017, we entered into a financing agreement (“Financing Agreement”), which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement terminates on December 27, 2020. For more information about our Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Financing Agreement

On May 8, 2019, we entered into a consent with our lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019.

On February 13, 2019, we entered into a second amendment (“Amendment”) to the Financing Agreement. The Amendment provided the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

Distribution Suspension

Pursuant to the Partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2019, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of March 31, 2019, we had accumulated arrearages of $731.6 million.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of March 31, 2019, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q2-Q4	3,360	19
2020	1,880	7
2021	852	3

Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of March 31, 2019, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of March 31, 2019, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of March 31, 2019. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses.

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

Summary.

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2019 and 2018:

	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2019	March 31, 2018	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$57.9	$54.3	$3.6	6.6%
Other revenues	0.8	0.5	0.3	65.8%
Total revenues	58.7	54.8	3.9	7.2%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	54.6	49.7	4.9	10.1%
Freight and handling costs	1.2	0.9	0.3	27.8%
Depreciation, depletion and amortization	5.5	5.4	0.1	2.3%
Selling, general and administrative (exclusive of DD&A shown separately above)	2.8	2.7	0.1	1.7%
Loss/(gain) on sale/disposal of assets	0.2	(2.9)	3.1	(107.6%)
(Loss) from operations	(5.6)	(1.0)	(4.6)	491.6%
Interest expense and other	1.7	1.9	(0.2)	(9.7%)
Interest income and other	-	(0.1)	0.1	(99.6%)
Total interest and other (income) expense	1.7	1.8	(0.1)	(9.4%)
Net (loss)	$(7.3)	$(2.8)	(4.5)	158.0%

Total tons sold	1,077.2	1,072.6	4.6	0.4%
Coal revenues per ton	$53.71	$50.60	$3.11	6.2%
Cost of operations per ton	$50.73	$46.29	$4.44	9.6%

Other Financial Data
Adjusted EBITDA	$0.6	$4.5	$(3.9)	(85.3%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues. Our coal revenues for the three months ended March 31, 2019 increased by approximately $3.6 million, or 6.6%, to approximately $57.9 million from approximately $54.3 million for the three months ended March 31, 2018. The increase in coal revenues was primarily due to an increase in tons sold from our Northern Appalachia operations as demand for steam coal increased in this region. Coal revenues per ton was $53.71 for the three months ended March 31, 2019, an increase of $3.11 or 6.2%, from $50.60 per ton for the three months ended March 31, 2018. This increase in coal revenues per ton was primarily the result of higher contract sale prices for coal sold across all of our locations during the first quarter of 2019 compared to the same period in 2018.

Cost of Operations. Total cost of operations increased by $4.9 million or 10.1% to $54.6 million for the three months ended March 31, 2019 as compared to $49.7 million for the three months ended March 31, 2018. Our cost of operations per ton was $50.73 for the three months ended March 31, 2019, an increase of $4.44, or 9.6%, from the three months ended March 31, 2018. The increase in total cost of operations and cost of operations per ton was primarily due to increases in costs at several of our operations for labor, contract services and roof support in the first quarter of 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost increased to $1.2 million for the three months ended March 31, 2019 from approximately $0.9 million for the three months ended March 31, 2018. The increase in freight and handling costs was primarily the result of a new sales contract for coal shipped from our Northern Appalachia operation that requires us to pay the freight and handling to the customer’s destination.

Depreciation, Depletion and Amortization (“DD&A”). Total DD&A expense for the three months ended March 31, 2019 was $5.5 million as compared to $5.4 million for the three months ended March 31, 2018.

For the three months ended March 31, 2019, our depreciation expense remained relatively flat at approximately $4.2 million compared to $4.1 million for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, our depletion expense remained relatively flat at approximately $0.4 million.

For the three months ended March 31, 2019 and 2018, our amortization expense remained flat at approximately $0.9 million.

Selling, General and Administrative. SG&A expense for the three months ended March 31, 2019 increased slightly to $2.8 million as compared to $2.7 million for the three months ended March 31, 2018.

Interest Expense. Interest expense for the three months ended March 31, 2019 decreased to $1.7 million as compared to $1.9 million for the three months ended March 31, 2018. This decrease was primarily due to a lower outstanding debt balance for the three months ended March 31, 2019 compared to the same period in 2018.

Net Loss. Net loss was $7.3 million for the three months ended March 31, 2019 compared to net loss of $2.8 million for the three months ended March 31, 2018. The net loss incurred during the three months ended March 31, 2019 was primarily due to an increase in cost of operations as discussed above and the net loss for the three months ended March 31, 2018 was positively impacted from a gain on sale of assets of $2.9 million.

Adjusted EBITDA. Adjusted EBITDA decreased by $3.9 million for the three months ended March 31, 2019 to $0.6 million from $4.5 million for the three months ended March 31, 2018. Adjusted EBITDA for the three months ended March 31, 2019 was negatively impacted by the increased net loss as discussed above. Adjusted EBITDA for the three months ended March 31, 2018 was positively impacted by the $2.9 million gain on sale of assets. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income/(loss) on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the three months ended March 31, 2019 and 2018:

Central Appalachia	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2019	March 31, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$30.1	$30.9	$(0.8)	(2.7%)
Freight and handling revenues	-	-	-	n/a
Other revenues	0.3	0.1	0.2	422.3%
Total revenues	30.4	31.0	(0.6)	(1.8%)
Coal revenues per ton	$77.29	$67.43	$9.86	14.6%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	26.6	26.9	(0.3)	(1.0%)
Freight and handling costs	0.7	0.9	(0.2)	(25.0%)
Depreciation, depletion and amortization	1.9	2.2	(0.3)	(13.4%)
Selling, general and administrative costs	0.1	0.1	-	(23.2%)
Cost of operations per ton	$68.37	$58.67	$9.70	16.5%
Net income	1.2	0.9	0.3	27.2%
Adjusted EBITDA	3.1	3.1	-	(1.4%)
Tons sold	389.3	458.4	(69.1)	(15.1%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment decreased by approximately 15.1% to approximately 0.4 million tons for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as we encountered adverse geological conditions during the first quarter of 2019 that resulted in fewer tons being produced for sale. Tons of coal sold also decreased as customers delayed shipments to future periods during the three months ended March 31, 2019.

Coal revenues decreased by approximately $0.8 million, or 2.7%, to approximately $30.1 million for the three months ended March 31, 2019 from approximately $30.9 million for the three months ended March 31, 2018. This decrease was primarily due to the decrease in tons sold discussed above, partially offset by higher contracted prices for tons sold during the three months ended March 31, 2019. Coal revenues per ton for our Central Appalachia segment increased by $9.86, or 14.6%, to $77.29 per ton for the three months ended March 31, 2019 as compared to $67.43 for the three months ended March 31, 2018. This increase was primarily due to the increase in contract sale prices for met and steam coal from this region.

Cost of operations decreased slightly by $0.3 million, or 1.0%, to $26.6 million for the three months ended March 31, 2019 from $26.9 million for the three months ended March 31, 2018. Our cost of operations per ton of $68.37 for the three months ended March 31, 2019 increased 16.5% compared to $58.67 per ton for the three months ended March 31, 2018. Cost of operations per ton increased as we sold fewer tons as discussed above and we experienced an increase in labor, diesel fuel, contract services and roof support during the three months ended March 31, 2019.

Total freight and handling cost decreased to $0.7 million for the three months ended March 31, 2019 from approximately $0.9 million for the three months ended March 31, 2018. The decrease in freight and handling costs was primarily the result of lower rail transportation costs at our Central Appalachia operations during the current period as we executed fewer export coal sales that require us to pay for railroad transportation to the port of export.

For our Central Appalachia segment, net income was approximately $1.2 million for the three months ended March 31, 2019, an increase of $0.3 million as compared to the three months ended March 31, 2018. Net income for the three months ended March 31, 2019 increased versus the prior period due to lower freight and handling costs and lower DD&A expense.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the three months ended March 31, 2019 and 2018, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended March 31, 2019	Three months ended March 31, 2018	Increase (Decrease) %*
Met coal tons sold	149.1	212.5	(29.8%)
Steam coal tons sold	240.2	245.9	(2.3%)
Total tons sold	389.3	458.4	(15.1%)

Met coal revenue	$16,698	$19,251	(13.3%)
Steam coal revenue	$13,389	$11,662	14.8%
Total coal revenue	$30,087	$30,913	(2.7%)

Met coal revenues per ton	$111.98	$90.58	23.6%
Steam coal revenues per ton	$55.75	$47.43	17.5%
Total coal revenues per ton	$77.29	$67.43	14.6%

Met coal tons produced	122.5	126.5	(3.2%)
Steam coal tons produced	308.8	280.9	10.0%
Total tons produced	431.3	407.4	5.9%

Northern Appalachia	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2019	March 31, 2018	$	% *
	(in millions, except per ton data and %)
Coal revenues	$6.1	$3.7	$2.4	64.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.5	0.4	0.1	21.1%
Total revenues	6.6	4.1	2.5	59.7%
Coal revenues per ton	$50.19	$41.14	$9.05	22.0%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	6.8	5.1	1.7	33.4%
Freight and handling costs	0.5	-	0.5	n/a
Depreciation, depletion and amortization	0.4	0.1	0.3	190.6%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$56.60	$57.21	$(0.61)	(1.1%)
Net loss	(1.1)	(1.1)	-	0.5%
Adjusted EBITDA	(0.7)	(1.0)	0.3	(27.8%)
Tons sold	120.8	89.6	31.2	34.9%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 34.9% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as we experienced increased demand for coal from this region.

Coal revenues were approximately $6.1 million for the three months ended March 31, 2019, an increase of approximately $2.4 million, or 64.5%, from approximately $3.7 million for the three months ended March 31, 2018. Coal revenues per ton were $50.19 for the three months ended March 31, 2019 as compared to $41.14 for the three months ended March 31, 2018, which was primarily due to higher contracted prices for tons sold from our Hopedale complex compared to the same period in 2018.

Cost of operations increased by $1.7 million, or 33.4%, to $6.8 million for the three months ended March 31, 2019 from $5.1 million for the three months ended March 31, 2018. Our cost of operations per ton was $56.60 for the three months ended March 31, 2019, a decrease of $0.61, or 1.1%, compared to $57.21 for the three months ended March 31, 2018. The increase in total cost of operations was primarily the result of increased production and sales from this region. The cost of operations per ton decreased in Northern Appalachia as more tons were sold from this region resulting in fixed costs being allocated to higher tons during the three months ended March 31, 2019.

Net loss remained relatively flat in our Northern Appalachia segment at $1.1 million for the three months ended March 31, 2019 and 2018.

Rhino Western	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2019	March 31, 2018	$	% *
	(in millions, except per ton data and %)
Coal revenues	$8.7	$8.1	$0.6	8.1%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	8.7	8.1	0.6	7.9%
Coal revenues per ton	$36.61	$35.95	$0.66	1.9%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	7.2	6.0	1.2	19.8%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.1	1.1	-	3.2%
Selling, general and administrative costs	-	-	-	18.2%
Cost of operations per ton	$30.35	$26.87	$3.48	12.9%
Net (loss)/income	(0.3)	0.9	(1.2)	(134.0%)
Adjusted EBITDA	1.5	2.0	(0.5)	(28.2%)
Tons sold	237.9	224.2	13.7	6.1%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment increased by approximately 6.1% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in demand for coal from this region.

Coal revenues increased by approximately $0.6 million, or 8.1%, to approximately $8.7 million for the three months ended March 31, 2019 from approximately $8.1 million for the three months ended March 31, 2018 primarily due to an increase in demand for tons sold from the Castle Valley mine. Coal revenues per ton for our Rhino Western segment increased by $0.66 or 1.9% to $36.61 per ton for the three months ended March 31, 2019 as compared to $35.95 per ton for the three months ended March 31, 2018 due to higher contracted sale prices.

Cost of operations increased by $1.2 million, or 19.8%, to $7.2 million for the three months ended March 31, 2019 from $6.0 million for the three months ended March 31, 2018. Our cost of operations per ton was $30.35 for the three months ended March 31, 2019, an increase of $3.48, or 12.9%, compared to $26.87 for the three months ended March 31, 2018. Total cost of operations and cost of operations per ton increased for the three months ended March 31, 2019 compared to the same period in 2018 due to increased production and sales and an increase in operating expenses at our coal mining operation at Castle Valley.

Net loss in our Rhino Western segment was $0.3 million for the three months ended March 31, 2019, compared to net income of $0.9 million for the three months ended March 31, 2018. This decrease in net income was primarily the result of higher operating costs at our Castle Valley operation.

Illinois Basin	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2019	March 31, 2018	$	% *
	(in millions, except per ton data and %)
Coal revenues	$13.0	$11.6	$1.4	12.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	13.0	11.6	1.4	12.0%
Coal revenues per ton	$39.49	$38.67	$0.82	2.1%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	14.5	12.0	2.5	21.0%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.1	1.9	0.2	6.1%
Selling, general and administrative costs	0.1	-	0.1	0.3%
Cost of operations per ton	$44.17	$40.01	$4.16	10.4%
Net (loss)	(3.6)	(2.3)	(1.3)	54.0%
Adjusted EBITDA	(1.5)	(0.4)	(1.1)	291.9%
Tons sold	329.2	300.4	28.8	9.6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold increased by approximately 9.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as adverse weather conditions limited barge shipments from our Pennyrile mine in the first quarter of 2018.

Coal revenues of approximately $13.0 million for the three months ended March 31, 2019 increased by approximately $1.4 million, or 12.0%, compared to $11.6 million for the three months ended March 31, 2018. Coal revenues per ton for our Illinois Basin segment were $39.49 for the three months ended March 31, 2019, an increase of $0.82, or 2.1%, from $38.67 for the three months ended March 31, 2018. The increase in coal revenues was due to increased tons sold and coal revenues per ton increased due to higher contracted prices for tons sold from our Pennyrile mine in western Kentucky.

Cost of operations was $14.5 million while cost of operations per ton was $44.17 for the three months ended March 31, 2019, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended March 31, 2018, cost of operations in our Illinois Basin segment was $12.0 million and cost of operations per ton was $40.01. The increases in cost of operations and cost of operations per ton were the result of increased production and sales and as well as increases in labor costs, maintenance costs and an increase in roof support costs as steel prices continue to increase.

For our Illinois Basin segment, we generated a net loss of $3.6 million for the three months ended March 31, 2019 compared to net loss of $2.3 million for the three months ended March 31, 2018. The increase in net loss was primarily the result of the increase in cost of operations discussed above.

Other	Three months ended	Three months ended	Increase/(Decrease)
	March 31, 2019	March 31, 2018	$	% *
	(in millions, except per ton data and %)
Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$-	$-	$-	n/a
Total revenues	-	-	-	n/a
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(0.5)	(0.3)	(0.2)	39.4%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	-	0.1	(0.1)	(3.4%)
Selling, general and administrative costs	2.6	2.6	-	1.1%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net (loss)	(3.5)	(1.2)	(2.3)	170.0%
Adjusted EBITDA	(1.8)	0.8	(2.6)	(331.5%)
Tons sold	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

For the Other category, we had net loss from continuing operations of $3.5 million for the three months ended March 31, 2019 as compared to net loss from continuing operations of $1.2 million for the three months ended March 31, 2018. The net loss for the three months ended March 31, 2018 was positively impacted by a $2.9 million gain on sale of assets.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2019	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss)	$1.2	$(1.1)	$(0.3)	$(3.6)	$(3.5)	$(7.3)
Plus:
DD&A	1.9	0.4	1.1	2.1	-	5.5
Interest expense	-	-	-	-	1.7	1.7
EBITDA†*	$3.1	$(0.7)	$0.8	$(1.5)	$(1.8)	$(0.1)
Plus: Loss from sale of non-core asset (1)			0.7			0.7
Adjusted EBITDA †*	$3.1	$(0.7)	$1.5	$(1.5)	$(1.8)	$0.6

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income	$0.9	$(1.1)	$0.9	$(2.3)	$(1.2)	$(2.8)
Plus:						-
DD&A	2.2	0.1	1.1	1.9	0.1	5.4
Interest expense	-	-	-	-	1.9	1.9
EBITDA †	$3.1	$(1.0)	$2.0	$(0.4)	$0.8	$4.5
Adjusted EBITDA †	$3.1	$(1.0)	$2.0	$(0.4)	$0.8	$4.5

	Three months ended March 31,
	2019	2018
	(in millions)
Reconciliation of net cash to Adjusted EBITDA provided by operating activities:
Net cash provided by operating activities	$0.5	$8.4
Plus:
Gain on sale of assets	-	2.9
Gain on disposal of business	-	-
Interest expense	1.7	1.9
Less:
Decrease in net operating assets	0.7	7.5
Loss on sale of assets	0.2	-
Amortization of advance royalties	0.4	0.3
Amortization of debt discount	0.1	0.1
Amortization of debt issuance costs	0.5	0.4
Loss on retirement of advance royalties	0.1	0.1
Accretion on asset retirement obligations	0.3	0.3
EBITDA†	(0.1)	4.5
Plus: Loss from sale of non-core asset (1)	0.7
Adjusted EBITDA†	$0.6	$4.5

(1) During the three months ended March 31, 2019, we sold parcels of land owned in western Colorado for proceeds less than our carrying value of the land that resulted in a loss of approximately $0.7 million. This land is a non-core asset that we chose to monetize despite the loss incurred. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

† EBITDA is calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of March 31, 2019, our available liquidity was $4.2 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. We used approximately $17.3 million of the net proceeds thereof to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank. The Financing Agreement terminates on December 27, 2020. For more information about our Financing Agreement, please read “—Financing Agreement” below.

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

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and taking steps to improve productivity and control costs, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2019 as compared to $8.4 million for the three months ended March 31, 2018. This decrease in cash provided by operating activities was the result of lower net income and negative working capital changes primarily due to the increase in our inventory during the three months ended March 31, 2019.

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2019 as compared to net cash used in investing activities of $4.4 million for the three months ended March 31, 2018. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures during the first quarter of 2019 compared to the same period in 2018.

Net cash used in financing activities was $4.2 million and $16.4 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in financing activities for the three months ended March 31, 2018 was primarily attributable to repayments on our Financing Agreement and deposits paid on our workers’ compensation and surety bond programs. The periods ending March 31, 2019 and 2018 were both impacted by payment of the distribution on the Series A preferred units.

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

Actual maintenance capital expenditures for the three months ended March 31, 2019 were approximately $1.6 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2019 were approximately $0.4 million, which were primarily related to the construction of a new airshaft at our Hopedale mining complex in Northern Appalachia.

Series A Preferred Unit Purchase Agreement

On December 30, 2016, we entered into a Series A Preferred Unit Purchase Agreement (“Preferred Unit Agreement”) with Weston Energy LLC (“Weston”) and Royal. Under the Preferred Unit Agreement, Weston and Royal agreed to purchase 1,300,000 and 200,000, respectively, of Series A preferred units representing limited partner interests in us at a price of $10.00 per Series A preferred unit. The Series A preferred units have the preferences, rights and obligations set forth in our Fourth Amended and Restated Agreement of Limited Partnership, which is described below. In exchange for the Series A preferred units, Weston and Royal paid cash of $11.0 million and $2.0 million, respectively, to us and Weston assigned to us a $2.0 million note receivable from Royal originally dated September 30, 2016. Through a series of transactions, Weston now owns all of the Series A preferred units.

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

During the first quarter of 2019, we paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, we paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. We have accrued approximately $0.3 million for distributions to holders of the Series A preferred units for the three months ended March 31, 2019.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which Lenders have agreed to provide us with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and an additional $35 million commitment that is contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement terminates on December 27, 2020.

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

On December 20, 2018, we entered into a limited consent and Waiver to the Financing Agreement. The Waiver relates to sales of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce our debt under the Financing Agreement. As of the date of the Waiver, we had sold 9 individual lots in smaller transactions. Rather than transmitting net proceeds with respect to each individual transaction, we agreed with the Lenders in principle to delay repayment until an aggregate payment could be made at the end of 2018. On December 18, 2018, we used the sale proceeds of approximately $379,000 to reduce the debt. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by us until a later date to be determined by the Lenders.

On February 13, 2019, we entered into a second amendment to the Financing Agreement. The Amendment provided the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

On May 8, 2019, we entered into a consent with our Lenders related to the Financing Agreement. The consent includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019.

At March 31, 2019, we had $28.7 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.50%).

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. No liabilities related to these arrangements are reflected in our consolidated statement of financial position, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

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

As of March 31, 2019, we had $8.2 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $42.3 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $5.2 million serves as collateral for our self-insured workers’ compensation program. Of the $42.3 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC and approximately $3.4 million relates to surety bonds for Sands Hill Mining, LLC, which in each case have not been transferred or replaced by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC as was agreed to by the parties as part of the transactions. We can provide no assurances that a surety company will underwrite the surety bonds of the purchasers of these entities, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyers of Deane Mining, LLC or Sands Hill Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyers are required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of these entities, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

We had no letters of credit outstanding as of March 31, 2019.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018. We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of March 31, 2019.

We adopted ASU 2016-02- Leases (Topic 842) and all related clarification standards on January 1, 2019 using the transition method to apply the standard prospectively. The standard had a material impact on our unaudited condensed consolidated statements of financial position, but did not have an impact on our audited condensed consolidated statements of operations. Please refer to Note 5 of the notes to the unaudited condensed consolidated financial statements for further discussion of the standard and the related disclosures.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2019, we together with Royal (the “Plaintiffs”) filed a complaint in the Court of Chancery in the State of Delaware against Rhino Resource Partners Holdings LLC (“Holdings”), Weston Energy LLC (“Weston”), Yorktown Partners LLC and certain Yorktown funds (collectively, the “Yorktown entities”), as well as Mr. Ronald Phillips, Mr. Bryan H. Lawrence and Mr. Bryan R. Lawrence.

The complaint alleges that Holdings violated certain representations and negative covenants under an option agreement, dated December 30, 2016 among Holdings, the Plaintiffs, and Weston (the “Option Agreement”) and, as a result of Holdings’ entry into a Restructuring Support Agreement with Armstrong Energy, Inc. (“Armstrong”), its creditors and certain other parties, which agreement was entered into in advance of Armstrong’s filing for bankruptcy relief under Chapter 11 of the United States Code in November 2017. The complaint further alleges that (i) Mr. Phillips violated fiduciary and contractual duties owed to the Plaintiffs and solicited, accepted and agreed to accept certain benefits from Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence without the Plaintiff’s knowledge or consent and during a period in which Mr. Phillips was the President of Royal and a director on our board and (ii) Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence aided and abetted Mr. Phillips’ breaches of his fiduciary duties, tortuously interfered with the observance of Mr. Phillips’ duties under the respective organizational agreements and conferred, offered to confer and agreed to confer benefits on Mr. Phillips without the Plaintiff’s knowledge or consent.

The Plaintiffs are seeking (i) the rescission of the Option Agreement, (ii) the return of all consideration thereunder, including 5,000,000 of our common units representing limited partner interests (iii) the cancellation of the Series A Preferred Purchase Agreement, dated December 30, 2016, among the Plaintiffs and Weston (the “Series A Preferred Purchase Agreement”), (iv) the invalidation of the Series A preferred units representing limited partner interests in us issued to Weston pursuant to the Series A Preferred Purchase Agreement and (v) unspecified monetary damages arising from Mr. Phillips’ breaches of fiduciary duties and the other defendants’ aiding and abetting of such breaches.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2018. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended March 31, 2019 is included as Exhibit 95.1 to this report.

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

10.1*

Third Amendment to Financing Agreement dated as of May 8, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: May 10, 2019	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ W. Scott Morris
W. Scott Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

