Form 10-Q
period 2019-06-30
Rhino Resource Partners LP
filed 2019-08-09
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
n/a	n/a	n/a

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

As of August 2, 2019, 13,098,353 common units, 1,143,171 subordinated units and 1,500,000 Series A preferred units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,592	$6,172
Accounts receivable, net of allowance for doubtful accounts ($-0- and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.)	22,595	15,126
Receivable-other	7,000	-
Inventories	11,747	6,573
Advance royalties, current portion	1,118	548
Investment in equity securities	-	1,872
Prepaid expenses and other	3,698	2,766
Total current assets	47,750	33,057
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	452,998	450,888
Less accumulated depreciation, depletion and amortization	(287,855)	(277,029)
Net property, plant and equipment	165,143	173,859
Operating lease right-of-use assets (net)	12,759	-
Advance royalties, net of current portion	7,973	8,026
Deposits - Workers’ Compensation and Surety Programs	7,943	8,266
Other non-current assets	25,123	25,410
TOTAL	$266,691	$248,618
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,439	$14,185
Accrued expenses and other	11,994	10,107
Accrued preferred distributions	600	3,210
Current portion of operating lease liabilities	3,211	-
Current portion of long-term debt	5,036	2,174
Current portion of asset retirement obligations	465	465
Total current liabilities	47,745	30,141
NON-CURRENT LIABILITIES:
Long-term debt, net	20,705	22,458
Asset retirement obligations, net of current portion	18,646	18,084
Operating lease liabilities, net of current portion	9,181	-
Other non-current liabilities	41,746	41,500
Total non-current liabilities	90,278	82,042
Total liabilities	138,023	112,183
COMMITMENTS AND CONTINGENCIES (NOTE 13)
PARTNERS’ CAPITAL:
Limited partners	107,770	115,505
General partner	8,760	8,792
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 11)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Total partners’ capital	128,668	136,435
TOTAL	$266,691	$248,618

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Coal sales	$65,092	$54,245	$122,955	$108,517
Other revenues	496	678	1,371	1,206
Total revenues	65,588	54,923	124,326	109,723
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	59,756	49,592	114,403	99,245
Freight and handling costs	1,778	1,472	2,933	2,376
Depreciation, depletion and amortization	5,616	5,677	11,166	11,104
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	3,475	2,800	6,217	5,496
(Gain) on sale/disposal of assets, net	(6,884)	(3,496)	(6,662)	(6,434)
Total costs and expenses	63,741	56,045	128,057	111,787
INCOME/(LOSS) FROM OPERATIONS	1,847	(1,122)	(3,731)	(2,064)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(1,735)	(1,913)	(3,436)	(3,798)
Interest income and other	-	-	-	6
Total interest and other (expense)	(1,735)	(1,913)	(3,436)	(3,792)
INCOME/(LOSS) BEFORE INCOME TAXES	112	(3,035)	(7,167)	(5,856)
INCOME TAXES	-	-	-	-
NET INCOME/(LOSS)	112	(3,035)	(7,167)	(5,856)
Other comprehensive income:
Fair value adjustment for investment	-	198	-	4,380
Reclass for disposition	-	(3,977)	-	(6,621)
Total other comprehensive income	-	(3,779)	-	(2,241)
COMPREHENSIVE INCOME/(LOSS)	$112	$(6,814)	$(7,167)	$(8,097)

General partner’s interest in net (loss)	$(1)	$(14)	$(32)	$(27)
Common unitholders’ interest in net (loss)	$(172)	$(3,061)	$(7,114)	$(5,917)
Subordinated unitholders’ interest in net (loss)	$(15)	$(269)	$(621)	$(521)
Preferred unitholders’ interest in net income	$300	$309	$600	$609
Net (loss)/income per limited partner unit, basic:
Common units	$(0.01)	$(0.23)	$(0.54)	$(0.45)
Subordinated units	$(0.01)	$(0.23)	$(0.54)	$(0.45)
Preferred units	$0.20	$0.21	$0.40	$0.41
Net (loss)/income per limited partner unit, diluted:
Common units	$(0.01)	$(0.23)	$(0.54)	$(0.45)
Subordinated units	$(0.01)	$(0.23)	$(0.54)	$(0.45)
Preferred units	$0.20	$0.21	$0.40	$0.41

Weighted average number of limited partner units outstanding, basic:
Common units	13,098	13,055	13,098	13,009
Subordinated units	1,143	1,146	1,144	1,146
Preferred units	1,500	1,500	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	13,098	13,055	13,098	13,009
Subordinated units	1,143	1,146	1,144	1,146
Preferred units	1,500	1,500	1,500	1,500

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP
UNAUDITED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
 (In thousands)

							Accumulated
	Limited Partners				General	Preferred	Other		Total
	Common		Subordinated		Partner	Partner	Comprehensive		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Other	Capital

BALANCE - December 31, 2018	13,098	$39,324	1,144	$76,181	$8,792	$15,000	$-	$(2,862)	$136,435
Net (loss)/income	-	(6,941)	-	(606)	(32)	300	-	-	(7,279)
Preferred partner distribution earned	-	-	-	-	-	(300)	-	-	(300)
BALANCE - March 31, 2019	13,098	32,383	1,144	75,575	8,760	15,000	-	(2,862)	128,856
Net (loss)/income	-	(172)	-	(15)	(1)	300	-	-	112
Preferred partner distribution earned	-	-	-	-	-	(300)	-	-	(300)
BALANCE - June 30, 2019	13,098	$32,211	1,144	$75,560	$8,759	$15,000	$-	$(2,862)	$128,668

							Accumulated
	Limited Partners				General	Preferred	Other		Total
	Common		Subordinated		Partner	Partner	Comprehensive		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Other	Capital
BALANCE - December 31, 2017	12,994	$52,850	1,146	$77,383	$8,855	$15,000	$4,220	$(2,862)	$155,446
Net (loss)/income	-	(2,856)	-	(252)	(13)	300	-	-	(2,821)
Preferred partner distribution earned	-	-	-	-	-	(300)	-	-	(300)
Reclass of disposition of Mammoth shares	-	-	-	-	-	-	(2,644)	-	(2,644)
Mark-to-market investment in Mammoth	-	-	-	-	-	-	4,182	-	4,182
BALANCE - March 31, 2018	12,994	49,994	1,146	77,131	8,842	15,000	5,758	(2,862)	153,863
Net (loss)/income	-	(3,061)	-	(269)	(14)	309	-	-	(3,035)
Preferred partner distribution earned	-	-	-	-	-	(309)	-	-	(309)
Issuance of units	104	230	-	-	-	-	-	-	230
Reclass of disposition of Mammoth shares	-	-	-	-	-	-	(3,977)	-	(3,977)
Mark-to-market investment in Mammoth	-	-	-	-	-	-	198	-	198
BALANCE - June 30, 2018	13,098	$47,163	$1,146	$76,862	$8,828	$15,000	$1,979	$(2,862)	$146,970

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,167)	$(5,856)
Adjustments to reconcile net (loss) to net cash (used in)/provided by operating activities:
Depreciation, depletion and amortization	11,166	11,104
Accretion on asset retirement obligations	638	639
Amortization of advance royalties	1,032	378
Amortization of debt issuance costs	1,073	815
Amortization of debt discount	211	211
Reduction of deferred revenue	-	(189)
Loss on retirement of advance royalties	225	108
(Gain)/loss on sale/disposal of assets—net	(6,229)	64
(Gain) on sale of Mammoth shares	(433)	(6,498)
Equity based compensation	-	230
Changes in assets and liabilities:
Accounts receivable	(7,469)	5,148
Inventories	(5,174)	(3,001)
Advance royalties	(1,774)	(845)
Prepaid expenses and other assets	(993)	(1,480)
Accounts payable	11,158	4,163
Accrued expenses and other liabilities	2,624	1,816
Asset retirement obligations	(76)	(158)
Net cash (used in)/provided by operating activities	(1,188)	6,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,260)	(16,000)
Proceeds from sales of property, plant, and equipment	1,635	4,014
Proceeds from sale of Mammoth shares	2,304	11,887
Net cash used in investing activities	(321)	(99)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(750)	(10,222)
Repayments on other debt	(522)	(134)
Repayments on finance leases	(2)	-
Proceeds from issuance of other debt	1,772	1,329
Deposit for workers’ compensation and surety programs	323	(5,209)
Payments of debt issuance costs	(682)	(629)
Preferred distributions paid	(3,210)	(6,039)
Net cash (used in) financing activities	(3,071)	(20,904)
NET (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,580)	(14,354)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	6,172	21,120
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,592	$6,766

Summary Statement of Financial Position:
Cash and cash equivalents	$1,592	$3,114
Restricted cash	-	3,652
	$1,592	$6,766

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

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

Unaudited Interim Financial Information. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of June 30, 2019, condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, consolidated statements of partners’ capital for the six months ended June 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, partners’ capital, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2018 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Revenue Recognition. The Partnership adopted ASU 2014-09-Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts recorded on the Partnership’s financial statements (See Note 15 for additional discussion). Most of the Partnership’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, the title or risk of loss has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title passes.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the straight-line method over the life of the related debt, which approximates the effective interest method. Debt issuance costs are presented as a direct deduction from long-term debt as of June 30, 2019 and December 31, 2018. The effective interest rate for the six months ended June 30, 2019 was 22.21% and 20.79% for the six months ended June 30, 2018.

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Partnership adopted ASU 2016-02 in the first quarter of 2019 and elected the transition method to apply the standard prospectively and also elected the “package of practical expedients” within the standard which permits the Partnership not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Partnership made an election to not separate lease and non-lease components for all leases, and will not use hindsight. Finally, the Partnership will continue its current policy for accounting for land easements as executory contracts. The standard had a material impact on our unaudited condensed Consolidated Statements of Financial Position, but did not have an impact on our unaudited condensed Consolidated Statements of Operations and Comprehensive Income. Please refer to Note 5 for disclosures related to the new standard.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Other prepaid expenses	$1,142	$971
Prepaid insurance	2,151	1,397
Prepaid leases	99	92
Supply inventory	306	306
Total	$3,698	$2,766

On June 28, 2019, the Partnership entered into a settlement agreement with a third party which allowed the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement required the third party to pay the Partnership $7.0 million in consideration. The Partnership received $4.2 million on July 3, 2019 with the balance of $2.8 million due on or before February 29, 2020. At June 30, 2019, the $7.0 million receivable was recorded in Receivable –Other on the Partnership’s unaudited condensed consolidated statements of financial position and a gain of $6.9 million was recorded on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.

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

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of June 30, 2019 and December 31, 2018 are summarized by major classification as follows:

		June 30,	December 31,
	Useful Lives	2019	2018
		(in thousands)
Land and land improvements		$10,416	$13,181
Mining and other equipment and related facilities	2 - 20 Years	311,197	307,300
Mine development costs	1 - 15 Years	64,757	63,681
Coal properties	1 - 15 Years	63,461	63,527
Construction work in process		3,167	3,199
Total		452,998	450,888
Less accumulated depreciation, depletion and amortization		(287,855)	(277,029)
Net		$165,143	$173,859

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs and amortization expense for asset retirement costs for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$4,216	$4,244	$8,380	$8,331
Depletion expense for coal properties	482	481	948	953
Amortization expense for mine development costs	843	821	1,687	1,570
Amortization expense for asset retirement costs	75	131	151	250
Total	$5,616	$5,677	$11,166	$11,104

5. LEASES

The Partnership leases various mining, transportation and other equipment under operating and finance leases. The leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 15 years. The Partnership determines if an arrangement is a lease at inception. Some of the leases include both lease and non-lease components which are accounted for as a single lease component as the Partnership has elected the practical expedient to combine these components for all leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current liabilities and non-current liabilities. Finance leases are included in plant, property and equipment, current liabilities and long-term liabilities.

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

Supplemental information related to leases was as follows:

Six months ended June 30, 2019
(in thousands)
Operating leases
Operating lease right-of use assets	$12,759

Operating lease liabilities-current	$3,211
Operating lease liabilities-long-term	9,181
Total operating lease liabilities	$12,392

Finance leases
Property. Plant and Equipment, gross	$10
Accumulated depreciation	(2)
Total Property, Plant and Equipment, net	$8

Finance leases - current portion	$4
Finance leases - noncurrent portion	3
Total finance lease obligation	$7

Weighted Average Discount Rates and Lease Terms

Six months ended June 30, 2019
Weighted Average Discount Rate

Operating leases	7.0%
Finance leases	7.0%

Weighted Average Lease Term
Operating leases	5.45 years
Finance leases	2.25 years

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,950
Operating cash flows for finance leases	$-
Financing cash flows for finance leases	$2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,896
Finance leases	$10

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
	(in thousands)
Year ending December 31,
2019(excluding the six months ended June 30, 2019)	$2,011	$3
2020	3,444	4
2021	2,561	-
2022	1,031	-
2023	912	-
Thereafter	2,878	-
Total lease payments	12,837	7
Less imputed interest	445	-
Total	$12,392	$7

The components of lease expense were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)

Operating lease cost	$983	$1,966

Finance lease cost:
Amortization of right-of-use assets	$1	$2
Interest on lease liabilities	-	-
Total finance lease cost	$1	$2

6. OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Deposits and other	$864	$1,144
Due (to) Rhino GP	(77)	(84)
Non-current receivable	24,192	24,192
Deferred expenses	144	158
Total	$25,123	$25,410

Non-current receivable. The non-current receivable balance of $24.2 million as of June 30, 2019 and December 31, 2018 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $24.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Payroll, bonus and vacation expense	$2,595	$2,151
Non-income taxes	3,066	2,168
Royalty expenses	2,230	1,669
Accrued interest	53	35
Health claims	857	868
Workers’ compensation & pneumoconiosis	1,900	1,900
Other	1,293	1,316
Total	$11,994	$10,107

8. DEBT

Debt as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Note payable -Financing Agreement	$28,298	$29,048
Note payable-other debt	1,772	522
Finance lease obligation	7	-
Net unamortized debt issuance costs	(3,704)	(4,095)
Net unamortized original issue discount	(632)	(843)
Total	25,741	24,632
Less current portion	(5,036)	(2,174)
Long-term debt	$20,705	$22,458

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

On February 13, 2019, the Partnership entered into a second amendment (the “Amendment”) to the Financing Agreement. The Amendment provided the Lender’s consent for the Partnership to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed the Partnership to sell its remaining shares of Mammoth Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement.

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

On May 8, 2019, the Partnership entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

At June 30, 2019, the Partnership had $28.3 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.41%).

9. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the six months ended June 30, 2019 and the year ended December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Balance at beginning of period (including current portion)	$18,549	$18,662
Accretion expense	638	1,269
Adjustments to the liability from annual recosting and other	-	(1,083)
Liabilities settled	(76)	(299)
Balance at end of period	19,111	18,549
Less current portion of asset retirement obligation	(465)	(465)
Long-term portion of asset retirement obligation	$18,646	$18,084

10. EMPLOYEE BENEFITS

401(k) Plans

The Operating Company sponsors a defined contribution savings plans for all employees. Under the defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the three and six months ended June 30, 2019 and 2018 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
401(k) plan expense	$470	$393	$959	$829

11. PARTNERS’ CAPITAL

Common Unit Warrants

In December 2017, the Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Partnership’s common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of the Partnership’s common units outstanding. The warrant agreement includes a provision for a cashless exercise whereby the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable. The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding discount on Long-term debt, net on the Partnership’s consolidated statements of financial position.

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

During the first quarter of 2019, the Partnership paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, the Partnership paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. The Partnership has accrued approximately $0.6 million for distributions to holders of the Series A preferred units for the six months ended June 30, 2019.

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

Other Comprehensive Income

In accordance with Accounting Standards Codification (“ASU”) 2016-01, which was effective for fiscal years that began after December 15, 2017, the Partnership ceased recording fair market adjustments for the shares it owns in Mammoth Inc. in Other Comprehensive Income during the fourth quarter of 2018. Upon adoption during the fourth quarter of 2018, the Partnership recorded a $4.2 million reclassification from Other Comprehensive Income to Partners’ Capital relating to its Mammoth Inc. shares that had a readily determinable fair value.

Accumulated Distribution Arrearages

Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2019, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of June 30, 2019, the Partnership had accumulated arrearages of $790.2 million.

12. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/ income	$(1)	$(172)	$(15)	$300

Denominator:
Weighted average units used to compute basic EPU	n/a	13,098	1,143	1,500
Weighted average units used to compute diluted EPU	n/a	13,098	1,143	1,500

Net (loss)/income per limited partner unit, basic:	n/a	$(0.01)	$(0.01)	$0.20
Net (loss)/income per limited partner unit, diluted	n/a	$(0.01)	$(0.01)	$0.20

Three Months Ended June 30, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income	$(14)	$(3,061)	$(269)	$309

Denominator:
Weighted average units used to compute basic EPU	n/a	13,055	1,146	$1,500
Weighted average units used to compute diluted EPU	n/a	13,055	1,146	$1,500

Net (loss)/income per limited partner unit, basic	n/a	$(0.23)	$(0.23)	$0.21
Net (loss)/income per limited partner unit, diluted	n/a	$(0.23)	$(0.23)	$0.21

Six Months Ended June 30, 2019	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/ income	$(32)	$(7,114)	$(621)	$600

Denominator:
Weighted average units used to compute basic EPU	n/a	13,098	1,144	1,500
Weighted average units used to compute diluted EPU	n/a	13,098	1,144	1,500

Net (loss)/income per limited partner unit, basic:	n/a	$(0.54)	$(0.54)	$0.40
Net (loss)/income per limited partner unit, diluted	n/a	$(0.54)	$(0.54)	$0.40

Six Months Ended June 30, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income	$(27)	$(5,917)	$(521)	$609

Denominator:
Weighted average units used to compute basic EPU	n/a	13,009	1,146	$1,500
Weighted average units used to compute diluted EPU	n/a	13,009	1,146	$1,500

Net (loss)/income per limited partner unit, basic	n/a	$(0.45)	$(0.45)	$0.41
Net (loss)/income per limited partner unit, diluted	n/a	$(0.45)	$(0.45)	$0.41

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred net losses for three months ended June 30, 2018 and for the six months ended June 30, 2019 and 2018, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. The Partnership earned net income for the three months ended June 30, 2019, but did not have any potential dilutive units outstanding during the period. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 11 for the six months ended June 30, 2019 and 2018.

13. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of June 30, 2019, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q3-Q4	2,192	18
2020	2,180	7
2021	920	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership incurred no purchase coal expense from coal purchase contracts or expense from OTC purchases for the three and six months ended June 30, 2019 and 2018.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. Please read Note 5 for additional discussion of leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and six months ended June 30, 2019 and 2018 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Lease expense	$1,302	$976	$2,556	$1,406
Royalty expense	$4,289	$3,467	$8,182	$7,111

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the unaudited condensed consolidated statements of financial position. The Partnership had no outstanding letters of credit at June 30, 2019. The Partnership had outstanding surety bonds with third parties of $39.2 million as of June 30, 2019 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Partnership’s surety bond provider. Of the $39.2 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. The Partnership can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor is the Partnership aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, the Partnership may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify the Partnership for damages, including reclamation liabilities, pursuant the agreements governing the sales of this entity, the Partnership may not be successful in obtaining any indemnity or any amounts received may be inadequate. Of the $39.2 million in outstanding surety bonds, approximately $3.4 million related to surety bonds for Sands Hill Mining LLC, which are to be replaced by a third party pursuant to an agreement dated July 9, 2019 (see Note 19 for additional discussion).

14. MAJOR CUSTOMERS

The Partnership had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	June 30, 2019 Receivable Balance	December 31, 2018 Receivable Balance	Six months ended June 30, 2019 Sales	Six months ended June 30, 2018 Sales
	(in thousands)
Javelin Global	$3,816	$4,347	$24,527	$16,554
Integrity Coal	$-	$937	$3,939	$11,364
Dominion Energy	$683	$-	$3,826	$14,013

15. REVENUE

The Partnership adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the three and six months ended June 30, 2019 and 2018. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the three and six months ended June 30, 2019 and 2018.

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

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the three months ended June 30, 2019:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$9,749	$8,396	$8,422	$13,088	$-	$39,655
Met coal	25,437	-	-	-	-	25,437
Other revenue	36	460	-	-	-	496
Total	$35,222	$8,856	$8,422	$13,088	$-	$65,588

The following table disaggregates revenue by type for each reportable segment for the three months ended June 30, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$13,200	$3,904	$8,656	$13,608	$-	$39,368
Met coal	14,877	-	-	-	-	14,877
Other revenue	56	517	-	-	105	678
Total	$28,133	$4,421	$8,656	$13,608	$105	$54,923

The following table disaggregates revenue by type for each reportable segment for the six months ended June 30, 2019:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$23,138	$14,461	$17,132	$26,089	$-	$80,820
Met coal	42,135	-	-	-	-	42,135
Other revenue	357	1,014	-	-	-	1,371
Total	$65,630	$15,475	$17,132	$26,089	$-	$124,326

The following table disaggregates revenue by type for each reportable segment for the six months ended June 30, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$24,861	$7,592	$16,716	$25,219	$-	$74,388
Met coal	34,129	-	-	-	-	34,129
Other revenue	118	974	9	-	105	1,206
Total	$59,108	$8,566	$16,725	$25,219	$105	$109,723

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s Financing Agreement was determined based upon a market approach and approximates the carrying value at June 30, 2019. The fair value of the Partnership’s Financing Agreement is a Level 2 measurement.

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

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $2.2 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively.

The unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2019 and 2018 excludes approximately $2.3 million and $1.6 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

18. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States.

As of June 30, 2019, the Partnership has four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, the Partnership has an Other category that includes its ancillary businesses.

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

Reportable segment results of operations for the three months ended June 30, 2019 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total revenues	$35,222	$8,856	$8,422	$13,088	$-	$65,588
DD&A	1,863	434	1,109	2,122	88	5,616
Interest expense	-	-	-	-	1,735	1,735
Net Income/(loss)	$6,560	$(692)	$1,321	$(2,760)	$(4,317)	$112

Reportable segment results of operations for the three months ended June 30, 2018 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total revenues	$28,133	$4,422	$8,656	$13,608	$104	$54,923
DD&A	2,263	300	1,041	1,979	94	5,677
Interest expense	-	-	-	-	1,913	1,913
Net Income/(loss)	$997	$(1,477)	$(63)	$(1,880)	$(612)	$(3,035)

Reportable segment results of operations for the six months ended June 30, 2019 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total revenues	$65,630	$15,475	$17,132	$26,089	$-	$124,326
DD&A	3,763	842	2,203	4,180	178	11,166
Interest expense	-	-	-	-	3,436	3,436
Net Income/(loss)	$7,743	$(1,814)	$993	$(6,347)	$(7,742)	$(7,167)

Reportable segment results of operations for the six months ended June 30, 2018 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Illinois Basin	Other	Total Consolidated
	(in thousands)
Total revenues	$59,108	$8,566	$16,725	$25,219	$105	$109,723
DD&A	4,459	441	2,102	3,918	184	11,104
Interest expense	1	-	-	-	3,797	3,798
Net Income/(loss)	$1,927	$(2,592)	$900	$(4,209)	$(1,882)	$(5,856)

19. SUBSEQUENT EVENTS

On July 9, 2019, the Partnership entered into an agreement with a third party for the replacement of the Partnership’s existing surety bond obligations with respect to Sands Hill Mining LLC. The Partnership agreed to pay the third party $2.0 million for the Partnership’s release of the surety bond obligations. At the time of closing, the third party delivered to the Partnership confirmation from its surety underwriter evidencing the release and removal of the Partnership, its affiliates and guarantors, from the surety bond obligations and all related obligations under the Partnership’s bonding agreements related to Sands Hill Mining LLC, which includes a release of all applicable collateral for the surety bond obligations. Further, such confirmation from the surety underwriter was specifically provided for their acceptance of the third party as a replacement obligor.

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

For the three and six months ended June 30, 2019, we generated revenues of approximately $65.6 million and $124.3 million, respectively, and we generated net income of approximately $0.1 million for the three months ended June 30, 2019 and a net loss of approximately $7.2 million for the six months ended June 30, 2019. For the three months ended June 30, 2019, we produced approximately 1.2 million tons of coal and sold approximately 1.1 million tons of coal, of which approximately 85% were sold pursuant to supply contracts. For the six months ended June 30, 2019, we produced 2.3 million tons of coal and sold approximately 2.2 million tons of coal, of which approximately 87% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of June 30, 2019, our available liquidity was $1.6 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in our financing agreement discussed below.

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

Recent Developments

Settlement Agreement

On June 28, 2019, we entered into a settlement agreement with a third party which allows the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement requires the third party to pay us $7.0 million in consideration. We received $4.2 million on July 3, 2019 with the balance of $2.8 million due on or before February 29, 2020. At June 30, 2019, the $7.0 million receivable was recorded in Receivable –Other on our unaudited condensed consolidated statements of financial position and a gain of $6.9 million was recorded on our unaudited condensed consolidated statements of operations and comprehensive income.

Financing Agreement

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed below and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

On February 13, 2019, we entered into a second amendment (“Amendment”) to the Financing Agreement. The Amendment provided the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed us to sell our remaining shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK)(“Mammoth Inc.”) and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment includes an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

Distribution Suspension

Pursuant to the Partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2019, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of June 30, 2019, we had accumulated arrearages of $790.2 million.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of June 30, 2019, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q3-Q4	2,192	18
2020	2,180	7
2021	920	3

Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of June 30, 2019, we have four reportable business segments: Central Appalachia, Northern Appalachia, Rhino Western and Illinois Basin. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of June 30, 2019, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of June 30, 2019. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Illinois Basin segment includes one underground mine, preparation plant and river loadout facility at our Pennyrile mining complex located in western Kentucky, as well as our Taylorville field reserves located in central Illinois. Our Other category is comprised of our ancillary businesses.

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

Summary.

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended June 30, 2019 and 2018:

	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$65.1	$54.2	$10.9	20.0%
Other revenues	0.5	0.7	(0.2)	(26.8)%
Total revenues	65.6	54.9	10.7	19.4%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	59.8	49.6	10.2	20.5%
Freight and handling costs	1.8	1.4	0.4	20.7%
Depreciation, depletion and amortization	5.6	5.7	(0.1)	(1.1)%
Selling, general and administrative (exclusive of DD&A shown separately above)	3.5	2.8	0.7	24.1%
(Gain) on sale/disposal of assets	(6.9)	(3.5)	(3.4)	96.9%
Income/(Loss) from operations	1.8	(1.1)	2.9	(264.6)%
Interest expense and other	1.7	1.9	(0.2)	(9.4)%
Interest income and other	-	-	-	n/a
Total interest and other (income) expense	1.7	1.9	(0.2)	(9.4)%
Net income/(loss)	$0.1	$(3.0)	3.1	(103.7)%

Total tons sold (in thousands except %)	1,123.2	1,102.8	20.4	1.9%
Coal revenues per ton	$57.95	$49.19	$8.76	17.8%
Cost of operations per ton	$53.20	$44.97	$8.23	18.3%

Other Financial Data
Adjusted EBITDA	$7.5	$4.6	$2.9	65.2%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues. Our coal revenues for the three months ended June 30, 2019 increased by approximately $10.9 million, or 20.0%, to approximately $65.1 million from approximately $54.2 million for the three months ended June 30, 2018. Coal revenues per ton was $57.95 for the three months ended June 30, 2019, an increase of $8.76 or 17.8%, from $49.19 per ton for the three months ended June 30, 2018. The increase in coal revenues and coal revenues per ton was primarily the result of higher contracted sale prices for coal sold across all of our locations during the second quarter of 2019 compared to the same period in 2018.

Cost of Operations. Total cost of operations increased by $10.2 million or 20.5% to $59.8 million for the three months ended June 30, 2019 as compared to $49.6 million for the three months ended June 30, 2018. Our cost of operations per ton was $53.20 for the three months ended June 30, 2019, an increase of $8.23, or 18.3%, from the three months ended June 30, 2018. The increase in total cost of operations and cost of operations per ton was primarily due to increases in the cost of labor, contract services and equipment maintenance at several of our operations in the second quarter of 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost increased to $1.8 million for the three months ended June 30, 2019 from approximately $1.4 million for the three months ended June 30, 2018. The increase in freight and handling costs was primarily the result of a new sales contract for coal shipped from our Northern Appalachia operation that requires us to pay the freight and handling to the customer’s destination.

Depreciation, Depletion and Amortization (“DD&A”). Total DD&A expense for the three months ended June 30, 2019 was $5.6 million as compared to $5.7 million for the three months ended June 30, 2018.

For the three months ended June 30, 2019 and 2018, our depreciation expense remained relatively flat at approximately $4.2 million.

For the three months ended June 30, 2019 and 2018, our depletion expense remained relatively flat at approximately $0.5 million.

For the three months ended June 30, 2019 our amortization expense was approximately $0.9 million and for the three months ended June 30, 2018 it was $1.0 million.

Selling, General and Administrative. SG&A expense for the three months ended June 30, 2019 increased to $3.5 million as compared to $2.8 million for the three months ended June 30, 2018 as we experienced an increase in corporate overhead expense.

Interest Expense. Interest expense for the three months ended June 30, 2019 decreased to $1.7 million as compared to $1.9 million for the three months ended June 30, 2018. This decrease was primarily due to a lower outstanding debt balance for the three months ended June 30, 2019 compared to the same period in 2018.

Net Income/Loss. Net income was $0.1 million for the three months ended June 30, 2019 compared to net loss of $3.0 million for the three months ended June 30, 2018. Net income was positively impacted by a gain of $6.9 million resulting from the settlement agreement discussed above but negatively impacted by higher cost of operations discussed above. Net loss for the three months ended June 30, 2018 was positively impacted from a gain on sale of assets of $3.5 million.

Adjusted EBITDA. Adjusted EBITDA increased by $2.9 million for the three months ended June 30, 2019 to $7.5 million from $4.6 million for the three months ended June 30, 2018. The increase was primarily due to the increase in net income for the three months ended June 30, 2019. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income/(loss) on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the three months ended June 30, 2019 and 2018:

Central Appalachia

	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$35.2	$28.1	$7.1	25.3%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	0.1	(0.1)	(36.2)%
Total revenues	35.2	28.2	7.0	25.2%
Coal revenues per ton	$89.08	$67.05	$22.03	32.9%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	32.4	23.3	9.1	39.0%
Freight and handling costs	1.3	1.4	(0.1)	(12.3)%
Depreciation, depletion and amortization	1.9	2.3	(0.4)	(17.7)%
Selling, general and administrative costs	0.1	0.1	-	(62.7)%
Cost of operations per ton	$82.07	$55.69	$26.38	47.4%
Net income	6.6	1.0	5.6	558.1%
Adjusted EBITDA	8.5	3.3	5.1	158.4%
Tons sold (in thousands except %)	395.0	418.8	(23.8)	(5.7)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment decreased by approximately 5.7% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a decrease in customer demand for steam coal from this region.

Coal revenues increased by approximately $7.1 million, or 25.3%, to approximately $35.2 million for the three months ended June 30, 2019 from approximately $28.1 million for the three months ended June 30, 2018. Coal revenues per ton for our Central Appalachia segment increased by $22.03, or 32.9%, to $89.08 per ton for the three months ended June 30, 2019 as compared to $67.05 for the three months ended June 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to a higher mix of higher priced met coal tons sold during the second quarter of 2019 compared to the same period in 2018.

Cost of operations increased by $9.1 million, or 39.0%, to $32.4 million for the three months ended June 30, 2019 from $23.3 million for the three months ended June 30, 2018. Our cost of operations per ton of $82.07 for the three months ended June 30, 2019 increased 47.4% compared to $55.69 per ton for the three months ended June 30, 2018. Cost of operations and cost of operations per ton increased as we experienced an increase in operating costs including labor, contract services and equipment maintenance, in addition to fewer tons of coal sold during the three months ended June 30, 2019 that increased our cost of operations per ton.

Total freight and handling cost was $1.3 million for the three months ended June 30, 2019, which was relatively flat to $1.4 million for the three months ended June 30, 2018.

For our Central Appalachia segment, net income was approximately $6.6 million for the three months ended June 30, 2019, an increase of $5.6 million as compared to the three months ended June 30, 2018. The increase in net income for the three months ended June 30, 2019 was primarily due to the $6.9 million gain resulting from the settlement discussed above.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the three months ended June 30, 2019 and 2018, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended June 30, 2019	Three months ended June 30, 2018	Increase (Decrease) %*
Met coal tons sold	226.6	151.6	49.4%
Steam coal tons sold	168.4	267.2	(37.0)%
Total tons sold	395.0	418.8	(5.7)%

Met coal revenue	$25,437	$14,878	71.0%
Steam coal revenue	$9,749	$13,199	(26.1)%
Total coal revenue	$35,186	$28,077	25.3%

Met coal revenues per ton	$112.26	$98.12	14.4%
Steam coal revenues per ton	$57.89	$49.41	17.2%
Total coal revenues per ton	$89.08	$67.05	32.9%

Met coal tons produced	118.8	124.0	(4.2)%
Steam coal tons produced	275.4	358.2	(23.1)%
Total tons produced	394.2	482.2	(18.3)%

Northern Appalachia

	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$8.4	$3.9	$4.5	115.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.5	0.5	-	(10.9)%
Total revenues	8.9	4.4	4.5	100.3%
Coal revenues per ton	$48.63	$40.79	$7.84	19.2%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	8.6	5.6	3.0	54.2%
Freight and handling costs	0.5	-	0.5	n/a
Depreciation, depletion and amortization	0.4	0.3	0.1	44.6%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$49.91	$58.40	$(8.49)	(14.5)%
Net loss	(0.7)	(1.5)	0.8	(53.1)%
Adjusted EBITDA	(0.3)	(1.2)	0.9	(78.2)%
Tons sold (in thousands except %)	172.6	95.7	76.9	80.4%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 80.4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as we experienced increased demand for coal from this region.

Coal revenues were approximately $8.4 million for the three months ended June 30, 2019, an increase of approximately $4.5 million, or 115.0%, from approximately $3.9 million for the three months ended June 30, 2018. Coal revenues per ton were $48.63 for the three months ended June 30, 2019 as compared to $40.79 for the three months ended June 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to the increase in tons of coal sold from our Hopedale operation resulting from increased demand in this region and higher contracted sale prices for the tons sold compared to the same period in 2018.

Cost of operations increased by $3.0 million, or 54.2%, to $8.6 million for the three months ended June 30, 2019 from $5.6 million for the three months ended June 30, 2018. Our cost of operations per ton was $49.91 for the three months ended June 30, 2019, a decrease of $8.49, or 14.5%, compared to $58.40 for the three months ended June 30, 2018. The increase in total cost of operations was primarily the result of increased production and sales from this region. The cost of operations per ton decreased in Northern Appalachia as more tons were sold from this region resulting in fixed costs being allocated to higher tons sold during the current period.

Net loss in our Northern Appalachia segment was $0.7 million for the three months ended June 30, 2019 compared to net loss of $1.5 million for the three months ended June 30, 2018. The decrease in net loss was primarily due to the increase in tons sold and the higher contracted sale price for tons sold at our Hopedale operation.

Rhino Western

	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$8.4	$8.6	$(0.2)	(2.7)%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	8.4	8.6	(0.2)	(2.7)%
Coal revenues per ton	$37.62	$35.86	$1.76	4.9%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	5.9	7.6	(1.7)	(22.4)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.1	1.0	0.1	6.5%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$26.32	$31.44	$(5.12)	(16.3)%
Net income	1.3	-	1.3	(2201.7)%
Adjusted EBITDA	2.5	1.0	1.5	154.5%
Tons sold (in thousands except %)	223.8	241.3	(17.5)	(7.3)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment decreased by approximately 7.3% for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to a decrease in demand for coal from this region.

Coal revenues decreased by approximately $0.2 million, or 2.7%, to approximately $8.4 million for the three months ended June 30, 2019 from approximately $8.6 million for the three months ended June 30, 2018 primarily due to a decrease in tons sold from our Castle Valley mine. Coal revenues per ton for our Rhino Western segment increased by $1.76 or 4.9% to $37.62 per ton for the three months ended June 30, 2019 as compared to $35.86 per ton for the three months ended June 30, 2018 due to higher contracted sale prices.

Cost of operations decreased by $1.7 million, or 22.4%, to $5.9 million for the three months ended June 30, 2019 from $7.6 million for the three months ended June 30, 2018. Our cost of operations per ton was $26.32 for the three months ended June 30, 2019, a decrease of $5.12, or 16.3%, compared to $31.44 for the three months ended June 30, 2018. Total cost of operations and cost of operations per ton decreased for the three months ended June 30, 2019 compared to the same period in 2018 due to a decrease in operating costs at our Castle Valley mine operation.

Net income in our Rhino Western segment was $1.3 million for the three months ended June 30, 2019, compared to zero net income for the three months ended June 30, 2018. This increase in net income was primarily the result of an increase in our contracted sale prices for tons sold at our Castle Valley operation and lower operating costs during the second quarter of 2019.

Illinois Basin

	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$13.1	$13.6	$(0.5)	(3.8)%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	13.1	13.6	(0.5)	(3.8)%
Coal revenues per ton	$39.45	$39.22	$0.23	0.6%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	13.7	13.5	0.2	1.6%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.1	2.0	0.1	7.3%
Selling, general and administrative costs	-	0.1	(0.1)	(100.0)%
Cost of operations per ton	$41.31	$38.86	$2.45	6.3%
Net (loss)	(2.8)	(1.9)	(0.9)	46.8%
Adjusted EBITDA	(0.7)	0.1	(0.7)	(748.5)%
Tons sold (in thousands except %)	331.8	347.0	(15.2)	(4.4)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold decreased by approximately 4.4% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to decreased customer demand for coal from this region.

Coal revenues of approximately $13.1 million for the three months ended June 30, 2019 decreased by approximately $0.5 million, or 3.8%, compared to $13.6 million for the three months ended June 30, 2018. The decrease in coal revenues was primarily due to the decrease in tons sold from our Pennyrile mine in western Kentucky. Coal revenues per ton for this segment were $39.45 for the three months ended June 30, 2019, an increase of $0.23, or 0.6%, from $39.22 for the three months ended June 30, 2018. The increase in coal revenues per ton was due to higher contracted prices for tons sold from this region.

Cost of operations was $13.7 million while cost of operations per ton was $41.31 for the three months ended June 30, 2019, both of which related to our Pennyrile mining complex in western Kentucky. For the three months ended June 30, 2018, cost of operations in our Illinois Basin segment was $13.5 million and cost of operations per ton was $38.86. The increase in cost of operations and cost of operations per ton was the result of increases in labor and equipment maintenance costs during the second quarter of 2019.

For our Illinois Basin segment, we generated a net loss of $2.8 million for the three months ended June 30, 2019 compared to net loss of $1.9 million for the three months ended June 30, 2018. The increase in net loss was primarily the result of the decrease in tons sold and the increase in cost of operations discussed above.

Other

	Three months ended	Three months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$-	$0.1	$(0.1)	(100.0)%
Total revenues	-	0.1	(0.1)	(100.0)%
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(0.8)	(0.4)	(0.4)	123.1%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.1	-	(5.2)%
Selling, general and administrative costs	3.4	2.6	0.8	28.3%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net (loss)	(4.3)	(0.6)	(3.7)	603.6%
Adjusted EBITDA	(2.5)	1.4	(3.9)	(279.0)%
Tons sold (in thousands except %)	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

For the Other category, we had net loss of $4.3 million for the three months ended June 30, 2019 as compared to net loss of $0.6 million for the three months ended June 30, 2018. The net loss for the three months ended June 30, 2018 was positively impacted by a $3.6 million gain on sale of Mammoth Inc. shares.

Summary.

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the six months ended June 30, 2019 and 2018:

	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$122.9	$108.5	$14.4	13.3%
Other revenues	1.4	1.2	0.2	13.7%
Total revenues	124.3	109.7	14.6	13.3%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	114.4	99.3	15.1	15.3%
Freight and handling costs	2.9	2.3	0.6	23.4%
Depreciation, depletion and amortization	11.2	11.1	0.1	0.6%
Selling, general and administrative (exclusive of DD&A shown separately above)	6.2	5.5	0.7	13.1%
(Gain) on sale/disposal of assets	(6.6)	(6.4)	(0.2)	3.5%
(Loss) from operations	(3.8)	(2.1)	(1.7)	80.7%
Interest and other (income) expense:
Interest expense and other	3.4	3.8	(0.4)	(9.5)%
Interest income and other	-	-	-	n/a
Total interest and other (income) expense	3.4	3.8	(0.4)	(9.4)%
Net (loss)	$(7.2)	$(5.9)	(1.3)	22.4%

Total tons sold (in thousands except %)	2,200.5	2,175.4	25.1	1.2%
Coal revenues per ton	$55.88	$49.88	$6.00	12.0%
Cost of operations per ton	$51.99	$45.62	$6.37	14.0%

Other Financial Data
Adjusted EBITDA	$8.2	$9.0	$(0.8)	(9.4)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues. Our coal revenues for the six months ended June 30, 2019 increased by approximately $14.4 million, or 13.3%, to approximately $122.9 million from approximately $108.5 million for the six months ended June 30, 2018. Coal revenues per ton were $55.88 for the six months ended June 30, 2019, an increase of $6.00, or 12.0%, from $49.88 per ton for the six months ended June 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to an increase in the contracted sale prices across all segments for the six months ended June 30, 2019 compared to the same period in 2018.

Cost of Operations. Total cost of operations increased by $15.1 million or 15.3% to $114.4 million for the six months ended June 30, 2019 as compared to $99.3 million for the six months ended June 30, 2018. Our cost of operations per ton was $51.99 for the six months ended June 30, 2019, an increase of $6.37, or 14.0%, from the six months ended June 30, 2018. The increase in cost of operations and cost of operations per ton was primarily due to increases in costs at several of our operations for labor, contract services and equipment maintenance for the six months ended June 30, 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost increased to $2.9 million for the six months ended June 30, 2019 as compared to $2.3 million for the six months ended June 30, 2018. The increase in freight and handling costs was primarily the result of a new sales contract for coal shipped from our Northern Appalachia operation that requires us to pay the freight and handling to the customer’s destination.

Depreciation, Depletion and Amortization. Total DD&A expense for the six months ended June 30, 2019 was $11.2 million as compared to $11.1 million for the six months ended June 30, 2018.

For the six months ended June 30, 2019, our depreciation expense was approximately $8.4 million compared to approximately $8.3 million for the same period in 2018.

For the six months ended June 30, 2019 and 2018, our depletion expense remained flat at approximately $1.0 million.

For the six months ended June 30, 2019 and 2018, our amortization expense remained relatively flat at $1.8 million.

Selling, General and Administrative. SG&A expense for the six months ended June 30, 2019 increased to $6.2 million as compared to $5.5 million for the six months ended June 30, 2018 primarily due to higher corporate overhead expenses.

Interest Expense. Interest expense for the six months ended June 30, 2019 decreased to $3.4 million as compared to $3.8 million for the six months ended June 30, 2018. This decrease was primarily due to the lower outstanding debt balance for the six months ended June 30, 2019 compared to the same period in 2018.

Net Loss. Net loss was $7.2 million for the six months ended June 30, 2019 compared to net loss of $5.9 million for the six months ended June 30, 2018. Our net loss increased during the six months ended June 30, 2019 compared to 2018 primarily due to an increase in operating costs including labor, contract services and equipment maintenance at several of our operations.

Adjusted EBITDA. Adjusted EBITDA for the six months ended June 30, 2019 decreased by $0.8 million to $8.2 million from $9.0 million for the six months ended June 30, 2018. Adjusted EBITDA decreased period over period primarily due to the increase in net loss resulting from an increase in operating costs discussed above. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the six months ended June 30, 2019 and 2018:

Central Appalachia

	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$65.2	$59.0	$6.2	10.7%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.4	0.1	0.3	203.3%
Total revenues	65.6	59.1	6.5	11.0%
Coal revenues per ton	$83.23	$67.25	$15.98	23.8%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	59.0	50.2	8.8	17.6%
Freight and handling costs	1.9	2.3	(0.4)	(17.1)%
Depreciation, depletion and amortization	3.8	4.5	(0.7)	(15.6)%
Selling, general and administrative costs	0.1	0.1	-	(48.0)%
Cost of operations per ton	$75.27	$57.25	$18.02	31.5%
Net income	7.7	1.9	5.8	301.9%
Adjusted EBITDA	11.5	6.4	5.1	80.2%
Tons sold (in thousands except %)	784.3	877.2	(92.9)	(10.6)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment decreased by approximately 10.6% to approximately 0.8 million tons for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease in demand for steam coal from this region.

Coal revenues increased by approximately $6.2 million, or 10.7%, to approximately $65.2 million for the six months ended June 30, 2019 from approximately $59.0 million for the six months ended June 30, 2018. Coal revenues per ton for our Central Appalachia segment increased by $15.98, or 23.8%, to $83.23 per ton for the six months ended June 30, 2019 as compared to $67.25 for the six months ended June 30, 2018. The increase was primarily due to higher contracted sales prices for met and steam tons sold in Central Appalachia during the six months ended June 30, 2019 compared to the same period in 2018.

Cost of operations increased by $8.8 million, or 17.6%, to $59.0 million for the six months ended June 30, 2019 from $50.2 million for the six months ended June 30, 2018. Our cost of operations per ton of $75.27 for the six months ended June 30, 2019 increased 31.5% compared to $57.25 per ton for the six months ended June 30, 2018. This increase in cost of operations and cost of operations per ton was primarily due to the increase in labor costs, contract services and equipment maintenance at our Central Appalachia operation during the six months ended June 30, 2019 compared to the same period of 2018.

For our Central Appalachia segment, net income was approximately $7.7 million for the six months ended June 30, 2019, an increase of $5.8 million in net income as compared to the six months ended June 30, 2018. The increase in net income was primarily due to the $6.9 million gain resulting from the settlement discussed above, which was partially offset by the increase in operating costs discussed above for the six months ended June 30, 2019.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the six months ended June 30, 2019, is presented below. Note that our Northern Appalachia, Rhino Western and Illinois Basin segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Six months ended June 30, 2019	Six months ended June 30, 2018	Increase (Decrease) %*
Met coal tons sold	375.7	364.2	3.2%
Steam coal tons sold	408.6	513.0	(20.4)%
Total tons sold	784.3	877.2	(10.6)%

Met coal revenue	$42,135	$34,129	23.5%
Steam coal revenue	$23,138	$24,861	(6.9)%
Total coal revenue	$65,273	$58,990	10.7%

Met coal revenues per ton	$112.15	$93.72	19.7%
Steam coal revenues per ton	$56.63	$48.46	16.9%
Total coal revenues per ton	$83.23	$67.25	23.8%

Met coal tons produced	241.3	250.5	(3.7)%
Steam coal tons produced	584.2	639.1	(8.6)%
Total tons produced	825.5	889.6	(7.2)%

Northern Appalachia	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$14.5	$7.6	$6.9	90.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	1.0	0.9	0.1	4.1%
Total revenues	15.5	8.5	7.0	80.7%
Coal revenues per ton	$49.27	$40.96	$8.31	20.3%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	15.5	10.7	4.8	44.2%
Freight and handling costs	1.0	-	1.0	n/a
Depreciation, depletion and amortization	0.8	0.4	0.4	91.1%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$52.67	$57.82	$(5.15)	(8.9)%
Net loss	(1.8)	(2.5)	0.7	(30.0)%
Adjusted EBITDA	(1.0)	(2.1)	1.1	(55.1)%
Tons sold (in thousands except %)	293.5	185.3	108.2	58.4%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 58.4% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to increase in demand for coal from this region during the six months ended June 30, 2019.

Coal revenues were approximately $14.5 million for the six months ended June 30, 2019, an increase of approximately $6.9 million, or 90.5%, from approximately $7.6 million for the six months ended June 30, 2018. Coal revenues per ton increased by $8.31 or 20.3% to $49.27 per ton for the six months ended June 30, 2108, as compared to $40.96 for the six months ended June 30, 2018. Coal revenues and coal revenues per ton increased as the result of the increase in tons sold from our Hopedale operation and higher contracted prices for tons sold during the first half of 2019.

Cost of operations increased by $4.8 million, or 44.2%, to $15.5 million for the six months ended June 30, 2019 from $10.7 million for the six months ended June 30, 2018. The increase in total cost of operations was due to increased production and sales during the six months ended June 30, 2019. Our cost of operations per ton was $52.67 for the six months ended June 30, 2019, a decrease of $5.15, or 8.9%, compared to $57.82 for the six months ended June 30, 2018. The cost of operations per ton decreased in Northern Appalachia as more tons were sold from this region resulting in fixed costs being allocated to higher tons sold during the first six months of 2019.

Net loss in our Northern Appalachia segment was $1.8 million for the six months ended June 30, 2019 compared to net loss of $2.5 million for the six months ended June 30, 2018. The decrease in net loss for the six months ended June 30, 2018 was primarily due to the increase in production and sales and higher contracted sales prices as discussed above compared to the same period in 2018.

Rhino Western	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$17.1	$16.7	$0.4	2.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	0.1	(0.1)	(98.1)%
Total revenues	17.1	16.8	0.3	2.4%
Coal revenues per ton	$37.10	$35.90	$1.20	3.3%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	13.1	13.6	(0.5)	(3.7)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	2.2	2.1	0.1	4.8%
Selling, general and administrative costs	-	0.1	(0.1)	(31.6)%
Cost of operations per ton	$28.40	$29.24	$(0.84)	(2.9)%
Net income	1.0	0.9	0.1	10.3%
Adjusted EBITDA	4.0	3.0	0.9	31.3%
Tons sold (in thousands except %)	461.7	465.6	(3.9)	(0.8)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment for the six months ended June 30, 2019 was relatively flat compared to the same period in 2018.

Coal revenues increased by approximately $0.4 million, or 2.5%, to approximately $17.1 million for the six months ended June 30, 2019 from approximately $16.7 million for the six months ended June 30, 2018. Coal revenues per ton for our Rhino Western segment increased by $1.20 or 3.3% to $37.10 per ton for the six months ended June 30, 2019 as compared to $35.90 per ton for the six months ended June 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to higher contracted sale prices for tons sold from the Castle Valley mine for the six months ended June 30, 2019.

Cost of operations decreased by $0.5 million, or 3.7%, to $13.1 million for the six months ended June 30, 2019 from $13.6 million for the six months ended June 30, 2018. Our cost of operations per ton was $28.40 for the six months ended June 30, 2019, a decrease of $0.84, or 2.9%, compared to $29.24 for the six months ended June 30, 2018. The decrease in total cost of operations and cost of operations per ton was primarily due to lower operating costs during the six months ended June 30, 2019.

Net income from our Rhino Western segment was $1.0 million for the six months ended June 30, 2019, compared to net income of $0.9 million for the six months ended June 30, 2018.

Illinois Basin	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$26.1	$25.2	$0.9	3.4%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	26.1	25.2	0.9	3.4%
Coal revenues per ton	$39.47	$38.97	$0.50	1.3%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	28.2	25.5	2.7	10.8%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.2	3.9	0.3	6.7%
Selling, general and administrative costs	0.1	0.1	-	(2.7)%
Cost of operations per ton	$42.73	$39.39	$3.34	8.5%
Net (loss)	(6.4)	(4.2)	(2.2)	50.8%
Adjusted EBITDA	(2.2)	(0.3)	(1.8)	643.7%
Tons sold (in thousands except %)	661.0	647.3	13.7	2.1%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Illinois Basin segment, tons of coal sold increased by approximately 2.1% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Coal revenues of approximately $26.1 million for the six months ended June 30, 2019 increased by approximately $0.9 million, or 3.4%, compared to $25.2 million for the six months ended June 30, 2018. Coal revenues per ton for our Illinois Basin segment were $39.47 for the six months ended June 30, 2019, an increase of $0.50, or 1.3%, from $38.97 for the six months ended June 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to higher contracted prices for tons sold from our Pennyrile mine in western Kentucky during the first half of 2019.

Cost of operations was $28.2 million while cost of operations per ton was $42.73 for the six months ended June 30, 2019, both of which related to our Pennyrile mining complex in western Kentucky. For the six months ended June 30, 2018, cost of operations was $25.5 million and cost of operations per ton was $39.39. The increase in cost of operations and cost of operations per ton for the six months ended June 30, 2019 was primarily the result of an increase in operating expenses including labor, contract services and equipment maintenance.

For our Illinois Basin segment, we generated net loss of $6.4 million for the six months ended June 30, 2019, which was an increase in net loss of $2.2 million compared to the six months ended June 30, 2018. This increase in net loss was primarily the result of the increase in operating expenses discussed above.

Other	Six months ended	Six months ended	Increase/(Decrease)
	June 30, 2019	June 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	n/a	n/a	n/a	n/a
Freight and handling revenues	n/a	n/a	n/a	n/a
Other revenues	$-	$0.1	$(0.1)	99.6%
Total revenues	-	0.1	(0.1)	99.6%
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(1.4)	(0.7)	(0.7)	80.2%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.2	0.2	-	(4.3)%
Selling, general and administrative costs	6.0	5.2	0.8	14.7%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net (loss)	(7.7)	(2.0)	(5.7)	311.3%
Adjusted EBITDA	(4.1)	2.0	(6.1)	(296.6)%
Tons sold (in thousands except %)	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

For the Other category, we had net loss of $7.7 million for the six months ended June 30, 2019 as compared to net loss of $2.0 million for the six months ended June 30, 2018. The net loss for the six months ended June 30, 2018 was positively impacted by a gain of $6.5 million recognized on the sale of Mammoth Inc. shares.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2019	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss)	$6.6	$(0.7)	$1.3	$(2.8)	$(4.3)	$0.1
Plus:
DD&A	1.9	0.4	1.1	2.1	0.1	5.6
Interest expense	-	-	-	-	1.7	1.7
EBITDA†*	$8.5	$(0.3)	$2.4	$(0.7)	$(2.5)	$7.4
Plus: Loss from sale of non-core assets (1)			0.1			0.1
Adjusted EBITDA †	$8.5	$(0.3)	$2.5	$(0.7)	$(2.5)	$7.5

	Central	Northern	Rhino	Illinois
Three months ended June 30, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income	$1.0	$(1.5)	$-	$(1.9)	$(0.6)	$(3.0)
Plus:						-
DD&A	2.3	0.3	1.0	2.0	0.1	5.7
Interest expense	-	-	-	-	1.9	1.9
EBITDA †	$3.3	$(1.2)	$1.0	$0.1	$1.4	$4.6
Adjusted EBITDA †	$3.3	$(1.2)	$1.0	$0.1	$1.4	$4.6

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2019	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss)	$7.7	$(1.8)	$1.0	$(6.4)	$(7.7)	$(7.2)
Plus:
DD&A	3.8	0.8	2.2	4.2	0.2	11.2
Interest expense	-	-	-	-	3.4	3.4
EBITDA†*	$11.5	$(1.0)	$3.2	$(2.2)	$(4.1)	$7.4
Plus: Loss from sale of non-core assets (1)			0.8			0.8
Adjusted EBITDA †	$11.5	$(1.0)	$4.0	$(2.2)	$(4.1)	$8.2

	Central	Northern	Rhino	Illinois
Six months ended June 30, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income	$1.9	$(2.5)	$0.9	$(4.2)	$(2.0)	$(5.9)
Plus:						-
DD&A	4.5	0.4	2.1	3.9	0.2	11.1
Interest expense	-	-	-	-	3.8	3.8
EBITDA †	$6.4	$(2.1)	$3.0	$(0.3)	$2.0	$9.0
Adjusted EBITDA †	$6.4	$(2.1)	$3.0	$(0.3)	$2.0	$9.0

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in millions)
Net cash (used in)/provided by operating activities	$(1.7)	$(1.7)	$(1.2)	$6.6
Plus:
Increase in net operating assets	2.2	1.9	1.7	-
Gain on sale of assets	6.9	3.5	6.6	6.4
Interest expense	1.7	1.9	3.4	3.8
Decrease in deferred revenue	-	0.2	-	0.2
Less:
Decrease in net operating assets	-	-		5.7
Amortization of advance royalties	0.6	0.2	1.0	0.4
Amortization of debt discount	0.1	0.1	0.2	0.2
Amortization of debt issuance costs	0.6	0.4	1.1	0.8
Loss on retirement of advance royalties	0.1	-	0.2	0.1
Equity based compensation	-	0.2	-	0.2
Accretion on asset retirement obligations	0.3	0.3	0.6	0.6
EBITDA†	7.4	4.6	7.4	9.0
Plus: Loss from sale of non-core assets (1)	0.1	-	0.8	-
Adjusted EBITDA†	$7.5	$4.6	$8.2	$9.0

(1) During the three and six months ended June 30, 2019, we sold parcels of land owned in western Colorado for proceeds less than our carrying value of the land that resulted in losses of approximately $0.1 million and $0.8 million, respectively. This land is a non-core asset that we chose to monetize despite the loss incurred. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

† Calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of June 30, 2019, our available liquidity was $1.6 million. We also have a delayed draw term loan commitment in the amount of $35 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

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

Cash Flows

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2019 as compared to net cash provided by operating activities of $6.6 million for the six months ended June 30, 2018. This decrease in cash provided by operating activities was the result of a higher net loss and negative working capital changes primarily due to the increase in our inventory during the six months ended June 30, 2019.

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2019 as compared to net cash used in investing activities of $0.1 million for the six months ended June 30, 2018. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from the sale of assets during the six months ended June 30, 2019 partially offset by a decrease in capital expenditures during the first six months of 2019 compared to the same period in 2018.

Net cash used in financing activities was $3.1 million and $20.9 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in financing activities for the six months ended June 30, 2018 was primarily attributable to repayments on our Financing Agreement and deposits paid on our workers’ compensation and surety bond programs. The periods ending June 30, 2019 and 2018 were both impacted by payment of the distribution on the Series A preferred units.

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

Actual maintenance capital expenditures for the six months ended June 30, 2019 were approximately $3.7 million. This amount was primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the six months ended June 30, 2019 were approximately $0.6 million, which were primarily related to the construction of a new airshaft at our Hopedale mining complex in Northern Appalachia.

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

During the first quarter of 2019, we paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, we paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. We have accrued approximately $0.6 million for distributions to holders of the Series A preferred units for the six months ended June 30, 2019.

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

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

At June 30, 2019, we had $28.3 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.41%).

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

As of June 30, 2019, we had $7.9 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $39.2 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $4.9 million serves as collateral for our self-insured workers’ compensation program. Of the $39.2 million in surety bonds, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyers of Deane Mining LLC as was agreed to by the parties as part of the transaction. We can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of this entity, we may not be successful in obtaining any indemnity or any amounts received may be inadequate. Of the $39.2 million in outstanding surety bonds, approximately $3.4 million related to surety bonds for Sands Hill Mining LLC, which are to be replaced by a third party pursuant to an agreement dated July 9, 2019. Please refer to Note 19 of the notes to the unaudited condensed consolidated financial statements for further discussion of the agreement.

We had no letters of credit outstanding as of June 30, 2019.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018. We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of June 30, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which risks could materially affect our business, financial condition or future results. Except as stated below, there has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2018. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Tax Risks to Common Unitholders

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Internal Revenue Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a publicly traded partnership in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended June 30, 2019 is included as Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

4.1	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

4.2*	Form of Common Unit Warrant.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: August 9, 2019	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ W. Scott Morris
W. Scott Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

