Form 10-Q
period 2019-09-30
Rhino Resource Partners LP
filed 2019-11-08
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, 13,098,353 common units, 1,143,171 subordinated units and 1,500,000 Series A preferred units were outstanding.

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

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,004	$6,170
Accounts receivable, net of allowance for doubtful accounts ($-0- and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.)	11,788	12,481
Receivable-other	2,960	-
Inventories	18,410	6,118
Advance royalties, current portion	4	8
Investment in equity securities	-	1,872
Prepaid expenses and other	3,272	2,660
Current assets held for sale	1,602	3,748
Total current assets	46,040	33,057
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	376,640	367,184
Less accumulated depreciation, depletion and amortization	(254,754)	(247,662)
Net property, plant and equipment	121,886	119,522
Operating lease right-of-use assets (net)	11,926	-
Advance royalties, net of current portion	6,644	6,587
Deposits - Workers’ Compensation and Surety Programs	7,943	8,266
Other non-current assets	24,849	24,967
Non-current assets held for sale	6,517	56,219
TOTAL	$225,805	$248,618
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,821	$10,413
Accrued expenses and other	11,833	8,650
Accrued preferred distributions	900	3,210
Current portion of operating lease liabilities	3,260	-
Current portion of long-term debt	4,445	2,174
Current portion of asset retirement obligations	465	465
Current liabilities held for sale	6,921	5,229
Total current liabilities	49,645	30,141
NON-CURRENT LIABILITIES:
Long-term debt, net	28,447	22,458
Asset retirement obligations, net of current portion	20,565	17,116
Operating lease liabilities, net of current portion	8,300	-
Other non-current liabilities	42,164	41,500
Non-current liabilities held for sale	-	968
Total non-current liabilities	99,476	82,042
Total liabilities	149,121	112,183
COMMITMENTS AND CONTINGENCIES (NOTE 15)
PARTNERS’ CAPITAL:
Limited partners	56,004	115,505
General partner	8,542	8,792
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 13)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Total partners’ capital	76,684	136,435
TOTAL	$225,805	$248,618

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Coal sales	$41,821	$59,338	$138,687	$142,635
Other revenues	445	699	1,816	1,905
Total revenues	42,266	60,037	140,503	144,540
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	38,389	47,061	124,662	120,923
Freight and handling costs	1,373	5,849	4,305	8,225
Depreciation, depletion and amortization	3,525	3,655	10,511	10,841
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	5,450	2,705	11,588	8,120
(Gain) on sale/disposal of assets, net	9	(788)	(6,651)	(7,222)
Total costs and expenses	48,746	58,482	144,415	140,887
INCOME/(LOSS) FROM OPERATIONS	(6,480)	1,555	(3,912)	3,653
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(1,872)	(2,831)	(5,308)	(6,629)
Interest income and other	8	-	8	7
Total interest and other (expense)	(1,864)	(2,831)	(5,300)	(6,622)
NET (LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(8,344)	(1,276)	(9,212)	(2,969)
INCOME TAXES	-	-	-	-
NET (LOSS) FROM CONTINUING OPERATIONS	(8,344)	(1,276)	(9,212)	(2,969)
DISCONTINUED OPERATIONS (NOTE 4)
Loss from discontinued operations	(43,340)	(3,254)	(49,639)	(7,417)
NET (LOSS)	(51,684)	(4,530)	(58,851)	(10,386)
Other comprehensive income:
Fair value adjustment for investment	-	(506)	-	3,874
Reclass for disposition	-	-	-	(6,621)
Total other comprehensive income	-	(506)	-	(2,747)
COMPREHENSIVE (LOSS)	$(51,684)	$(5,036)	$(58,851)	$(13,133)

General partner’s interest in net (loss)/income:
Net (loss) from continuing operations	$(36)	$(10)	$(42)	$(20)
Net (loss) from discontinued operations	(181)	(14)	(207)	(31)
General partner’s interest in net (loss)/income	$(217)	$(24)	$(249)	$(51)
Common unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(7,917)	$(2,248)	$(9,262)	$(4,355)
Net (loss) from discontinued operations	(39,695)	(2,980)	(45,463)	(6,789)
Common unitholders’ interest in net (loss)/income:	$(47,612)	$(5,228)	$(54,725)	$(11,144)
Subordinated unitholders’ interest in net (loss)/income:
Net (loss) from continuing operations	$(691)	$(197)	$(808)	$(382)
Net (loss) from discontinued operations	(3,464)	(260)	(3,969)	(597)
Subordinated unitholders’ interest in net (loss)/income:	$(4,155)	$(457)	$(4,777)	$(979)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$300	$1,179	$900	$1,788
Net income from discontinued operations	-	-	-	-
Preferred unitholders’ interest in net income	$300	$1,179	$900	$1,788
Net (loss) per limited partner unit, basic:
Common units:
Net (loss) per unit from continuing operations	$(0.60)	$(0.17)	$(0.71)	$(0.34)
Net (loss) per unit from discontinued operations	(3.03)	(0.23)	(3.47)	(0.52)
Net (loss) per common unit, basic	$(3.63)	$(0.40)	$(4.18)	$(0.86)
Subordinated units
Net (loss) per unit from continuing operations	$(0.60)	$(0.17)	$(0.71)	$(0.34)
Net (loss) per unit from discontinued operations	(3.03)	(0.23)	(3.47)	(0.52)
Net (loss) per subordinated unit, basic	$(3.63)	$(0.40)	$(4.18)	$(0.86)
Preferred units
Net income per unit from continuing operations	$0.20	$0.79	$0.60	$1.19
Net income per unit from discontinued operations	-	-	-	-
Net income per preferred unit, basic	$0.20	$0.79	$0.60	$1.19
Net (loss) per limited partner unit, diluted:
Common units
Net (loss)/income per unit from continuing operations	$(0.60)	$(0.17)	$(0.71)	$(0.34)
Net (loss) per unit from discontinued operations	(3.03)	(0.23)	(3.47)	(0.52)
Net (loss) per common unit, diluted	$(3.63)	$(0.40)	$(4.18)	$(0.86)
Subordinated units
Net (loss) per unit from continuing operations	$(0.60)	$(0.17)	$(0.71)	$(0.34)
Net (loss) per unit from discontinued operations	(3.03)	(0.23)	(3.47)	(0.52)
Net (loss) per subordinated unit, diluted	$(3.63)	$(0.40)	$(4.18)	$(0.86)
Preferred units
Net income per unit from continuing operations	$0.20	$0.79	$0.60	$1.19
Net income per unit from discontinued operations	-	-	-	-
Net income per preferred unit, diluted	$0.20	$0.79	$0.60	$1.19

Weighted average number of limited partner units outstanding, basic:
Common units	13,098	13,098	13,098	13,035
Subordinated units	1,143	1,146	1,143	1,146
Preferred units	1,500	1,500	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	13,098	13,098	13,098	13,035
Subordinated units	1,143	1,146	1,143	1,146
Preferred units	1,500	1,500	1,500	1,500

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands)

							Accumulated
	Limited Partners				General	Preferred	Other		Total
	Common		Subordinated		Partner	Partner	Comprehensive		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Other	Capital

BALANCE - December 31, 2018	13,098	$39,324	1,144	$76,181	$8,792	$15,000	$-	$(2,862)	$136,435
Net (loss)/income	-	(6,941)	-	(606)	(32)	300	-	-	(7,279)
Preferred partner distribution earned	-	-	-	-	-	(300)	-	-	(300)
BALANCE - March 31, 2019	13,098	32,383	1,144	75,575	8,760	15,000	-	(2,862)	128,856
Net (loss)/income	-	(172)	-	(15)	(1)	300	-	-	112
Preferred partner distribution earned	-	-	-	-	-	(300)	-	-	(300)
BALANCE - June 30, 2019	13,098	$32,211	1,144	$75,560	$8,759	$15,000	$-	$(2,862)	$128,668
Net (loss)/income	-	(47,612)	-	(4,155)	(217)	300	-	-	(51,684)
Preferred partner distribution earned	-	-	-	-	-	(300)	-	-	(300)
BALANCE -September 30, 2019	13,098	$(15,401)	1,144	$71,405	$8,542	$15,000	-	$(2,862)	$76,684

							Accumulated
	Limited Partners				General	Preferred	Other		Total
	Common		Subordinated		Partner	Partner	Comprehensive		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Other	Capital
BALANCE - December 31, 2017	12,994	$52,850	1,146	$77,383	$8,855	$15,000	$4,220	$(2,862)	$155,446
Net (loss)/income	-	(2,856)	-	(252)	(13)	300	-	-	(2,821)
Preferred partner distribution earned	-	-	-	-	-	(300)	-	-	(300)
Reclass of disposition of Mammoth shares	-	-	-	-	-	-	(2,644)	-	(2,644)
Mark-to-market investment in Mammoth	-	-	-	-	-	-	4,182	-	4,182
BALANCE - March 31, 2018	12,994	49,994	1,146	77,131	8,842	15,000	5,758	(2,862)	153,863
Net (loss)/income	-	(3,061)	-	(269)	(14)	309	-	-	(3,035)
Preferred partner distribution earned	-	-	-	-	-	(309)	-	-	(309)
Issuance of units	104	230	-	-	-	-	-	-	230
Reclass of disposition of Mammoth shares	-	-	-	-	-	-	(3,977)	-	(3,977)
Mark-to-market investment in Mammoth	-	-	-	-	-	-	198	-	198
BALANCE - June 30, 2018	13,098	$47,163	$1,146	$76,862	$8,828	$15,000	$1,979	$(2,862)	$146,970
Net (loss)/income	-	(5,228)	-	(457)	(24)	1,179	-	-	(4,530)
Preferred partner distribution earned	-	-	-	-	-	(1,179)	-	-	(1,179)
Miscellaneous adjustment	-	-	-	(1)	-	-	1	-	-
Mark-to-market investment in Mammoth	-	-	-	-	-	-	(506)	-	(506)
BALANCE - September 30, 2018	13,098	$41,935	1,146	$76,404	$8,804	$15,000	$1,474	$(2,862)	$140,755

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(58,851)	$(10,386)
Adjustments to reconcile net (loss) to net cash (used in)/provided by operating activities:
Depreciation, depletion and amortization	16,470	16,733
Accretion on asset retirement obligations	957	954
Amortization of advance royalties	1,534	502
Amortization of debt issuance costs	1,582	1,432
Provision for doubtful accounts	-	294
Amortization of debt discount	316	316
Loss on retirement of advance royalties	244	108
(Gain)/loss on sale/disposal of assets—net	(6,220)	(719)
(Gain) on sale of Mammoth shares	(433)	(6,498)
Loss on impairment of assets	38,633	-
Equity based compensation	-	230
Changes in assets and liabilities:
Accounts receivable	5,775	(5,223)
Inventories	(11,837)	3,319
Advance royalties	(2,380)	(904)
Prepaid expenses and other assets	(658)	(1,618)
Accounts payable	9,134	8,865
Accrued expenses and other liabilities	2,492	391
Asset retirement obligations	(66)	(259)
Net cash (used in)/provided by operating activities	(3,308)	7,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(9,263)	(20,525)
Asset acquisition	(1,385)	-
Proceeds from sales of property, plant, and equipment	1,756	4,802
Proceeds from sale of Pennyrile assets	7,263	-
Proceeds from sale of Mammoth shares	2,304	11,887
Net cash provided by/(used in) investing activities	675	(3,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(1,125)	(10,208)
Repayments on other debt	(1,224)	(540)
Repayments on finance leases	(3)	-
Proceeds from financing agreement	10,000	5,000
Proceeds from issuance of other debt	1,772	1,622
Deposit for workers’ compensation and surety programs	323	(8,209)
Payments of debt issuance costs	(2,068)	(879)
Preferred distributions paid	(3,210)	(6,039)
Net cash provided by/(used in) financing activities	4,465	(19,253)
NET (DECREASE) IN CASH, CASH EQUIVALENTS	1,832	(15,552)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	6,172	21,120
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$8,004	$5,568

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Unaudited Interim Financial Information. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of September 30, 2019, condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, consolidated statements of partners’ capital for the nine months ended September 30, 2019 and 2018 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, partners’ capital, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2018 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the straight-line method over the life of the related debt, which approximates the effective interest method. Debt issuance costs are presented as a direct deduction from long-term debt as of September 30, 2019 and December 31, 2018. The effective interest rate for the nine months ended September 30, 2019 was 22.12% and 24.18% for the nine months ended September 30, 2018.

Recently Issued Accounting Standards. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Partnership adopted ASU 2016-02 in the first quarter of 2019 and elected the transition method to apply the standard prospectively and also elected the “package of practical expedients” within the standard which permits the Partnership not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Partnership made an election to not separate lease and non-lease components for all leases and will not use hindsight. Finally, the Partnership will continue its policy for accounting for land easements as executory contracts. The standard had a material impact on our unaudited condensed Consolidated Statements of Financial Position, but did not have an impact on our unaudited condensed Consolidated Statements of Operations and Comprehensive Income. Please refer to Note 7 for disclosures related to the new standard.

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

3. ACQUISTION

Blackjewel Assignment Agreement

On August 14, 2019, Jewell Valley Mining LLC (“Jewell Valley”), a wholly owned subsidiary of the Partnership, entered into a general assignment and assumption agreement and bill of sale (the “Assignment Agreement”) with Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC (together, “Blackjewel”) to purchase certain assets from Blackjewel for cash consideration of $850,000 plus an additional royalty of $250,000 that is payable within one year from the date of the purchase, as well as the assumption of associated reclamation obligations. The transaction costs associated with the Assignment Agreement were $103,577. The assets that are subject of the Assignment Agreement consist of three underground mines in Virginia that were actively producing coal prior to Blackjewel’s filing for relief under Chapter 11 of the United States Bankruptcy Code, along with a preparation plant, rail loadout facility, related mineral and surface rights and infrastructure and certain purchase contracts to be assumed at Jewell Valley’s option.

As of September 30, 2019, the Partnership is still in the process of hiring qualified personnel to operate the assets purchased from Blackjewel since the Partnership did not retain any of the existing Blackjewel workforce. The Partnership is also still refurbishing the assets before resuming mining operations. The Partnership plans to resume mining operations at one of the mines in the fourth quarter of 2019. The operating results for Jewell Valley will be reported as part of the Partnership’s Central Appalachia business segment. The Partnership reviewed the appropriate guidance regarding ASU 2017-01, Business Combinations (Topic 805) and determined that this transaction was an asset purchase.

The Assignment Agreement was funded by borrowings from the Partnership’s delayed draw feature of the Financing Agreement (as defined below). Please refer to Note 10 for additional details of the Financing Agreement. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Property, plant and equipment	$3,853
Land	378
Asset retirement obligation	(2,596)
Net assets acquired	$1,635
Initial cash consideration	$850
Mineral cure payments	431
Transaction costs	104
Cash consideration	1,385
Royalty payable	250
Total consideration	$1,635

4. DISCONTINUED OPERATIONS

Pennyrile Asset Purchase Agreement

On September 6, 2019, the Partnership and Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) entered into an Asset Purchase Agreement (the “Pennyrile APA”) pursuant to which the Partnership sold to Buyer all of the real property, permits, equipment and inventory and certain other assets associated with its Pennyrile mine complex, as well as the buyer’s assumption of the Pennyrile reclamation obligation, in exchange for approximately $3.7 million, subject to certain adjustments.

Pursuant to the Pennyrile APA, the Partnership retains liability for certain employee claims, subsidence claims arising from pre-closing mining operations, MSHA liabilities and certain other matters. The Pennyrile APA also provides that the Buyer shall have the right to conduct diligence on the Pennyrile mine complex and may contest the fair market value of the purchased assets or the estimate of the costs of the assumed liabilities following such diligence investigation. In the event the Buyer does contest such amounts, the parties will attempt to resolve the dispute and to the extent they cannot, will submit the matter to a third party to make a final determination with respect to such matters, and will adjust the purchase price accordingly.

The parties have made customary representations, warranties and covenants in the Pennyrile APA. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to a number of closing conditions, including, among others, the performance of applicable covenants and accuracy of representations and warranties and absence of material adverse changes in the condition of the Pennyrile mine complex. Subject to the satisfaction of closing conditions, the transaction contemplated by the Pennyrile APA is expected to close in the fourth quarter of 2019.

Coal Supply Asset Purchase Agreement

On September 6, 2019, the Partnership, the Buyer and the Buyer Parent entered into an Asset Purchase Agreement for the sale and assignment of certain coal supply agreements associated with the Pennyrile mine complex (the “Coal Supply APA”) in exchange for approximately $7.3 million. The Coal Supply APA includes customary representations of the parties thereto and indemnification for losses arising from the breaches of such representations and for liabilities arising during the period in which the relevant parties were not party to the coal supply agreements. The transactions contemplated by the Coal Supply APA closed upon the execution thereof.

Discontinued Operations

The Pennyrile operating results for the three and nine months ended September 30, 2019 and 2018 are recorded as discontinued operations on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income including a $38.6 million impairment loss for the three and nine months ended September 30, 2019 associated with the sale. The current and non-current assets and liabilities previously related to Pennyrile have been reclassified to the appropriate held for sale categories on the Partnership’s unaudited condensed consolidated statement of financial position at December 31, 2018.

Major assets and liabilities of discontinued operations for Pennyrile Energy LLC as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Carrying amount of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$-	$1
Accounts receivable	1,428	2,645
Accounts receivable-other	174	-
Inventories	-	455
Advance royalties	-	540
Prepaid expenses and other	-	107
Total current assets of the disposal group classified as held for sale in the statement of financial position	$1,602	$3,748

Property and equipment (net)	$6,517	$54,338
Advance royalties, net of current portion	-	1,438
Other non-current assets	-	443
Total non-current assets of the disposal group classified as held for sale in the statement of financial position	$6,517	$56,219

Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$3,389	$3,772
Accrued expenses and other	1,332	1,457
Asset retirement obligations, current portion	2,200	-
Total current liabilities of the disposal group classified as held for sale in the statement of financial position	$6,921	$5,229

Asset retirement obligations, net of current portion	$-	$968
Total non-current liabilities of the disposal group classified as held for sale in the statement of financial position	$-	$968

Major components of net loss from discontinued operations for Pennyrile Energy LLC for three months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Major line items constituting loss from discontinued operations for the Pennyrile Energy LLC disposal:
Coal sales	$8,920	$12,529	$35,009	$37,748
Total revenues	8,920	12,529	35,009	37,748

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	11,797	13,725	39,928	39,108
Depreciation, depletion and amortization	1,778	1,974	5,959	5,892
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	52	80	130	161
Asset impairment and related charges	38,633	-	38,633	-
(Gain) on sale/disposal of assets, net	-	4	(2)	4
Total costs, expenses and other	52,260	15,783	84,648	45,165
(Loss) from discontinued operations before income taxes for the Pennyrile Energy LLC disposal	(43,340)	(3,254)	(49,639)	(7,417)
Income taxes	-	-	-	-
Net (loss) from discontinued operations	$(43,340)	$(3,254)	$(49,639)	$(7,417)

Cash Flows. The depreciation, depletion and amortization amounts for Pennyrile for each period presented are listed in the previous table. The Partnership had capital expenditures of $0.4 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, related to Pennyrile. The Pennyrile capital expenditures for the nine months ended September 30, 2019 and 2018 were $1.4 million and $3.0 million, respectively. The asset impairment loss of $38.6 million is the only material non-cash operating item for all periods presented related to Pennyrile. Pennyrile did not have any material non-cash investing items for any periods presented.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Other prepaid expenses	$1,015	$865
Prepaid insurance	1,869	1,397
Prepaid leases	82	92
Supply inventory	306	306
Total	$3,272	$2,660

On June 28, 2019, the Partnership entered into a settlement agreement with a third party which allowed the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement required the third party to pay the Partnership $7.0 million in consideration. The Partnership received $4.2 million on July 3, 2019 with the balance of $2.8 million due on or before February 29, 2020. At September 30, 2019, the $2.8 million receivable was recorded in Receivable –Other on the Partnership’s unaudited condensed consolidated statements of financial position. A gain of $6.9 million was recorded on the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income during the second quarter of 2019.

The Partnership acquired 568,794 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK)(“Mammoth Inc.”) through a series of transactions in years prior to 2018. As of December 31, 2018, the Partnership owned 104,100 shares of Mammoth Inc., which were recorded at fair market value as a current asset on the Partnership’s unaudited condensed consolidated statements of financial position. During the first quarter of 2019, the Partnership sold its 104,100 shares for net consideration of approximately $2.3 million.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of September 30, 2019 and December 31, 2018 are summarized by major classification as follows:

		September 30,	December 31,
	Useful Lives	2019	2018
		(in thousands)
Land and land improvements		$10,082	$13,181
Mining and other equipment and related facilities	2 - 20 Years	256,582	253,489
Mine development costs	1 - 15 Years	41,560	39,967
Coal properties	1 - 15 Years	58,358	58,424
Construction work in process		10,058	2,123
Total		376,640	367,184
Less accumulated depreciation, depletion and amortization		(254,754)	(247,662)
Net		$121,886	$119,522

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs and amortization expense for asset retirement costs for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$2,525	$2,622	$7,526	$7,740
Depletion expense for coal properties	419	418	1,247	1,264
Amortization expense for mine development costs	517	515	1,543	1,506
Amortization expense for asset retirement costs	64	100	195	331
Total	$3,525	$3,655	$10,511	$10,841

7. LEASES

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

Supplemental information related to leases was as follows:

September 30, 2019
(in thousands)
Operating leases
Operating lease right-of use assets	$11,926

Operating lease liabilities-current	$3,260
Operating lease liabilities-long-term	8,300
Total operating lease liabilities	$11,560

Finance leases
Property. Plant and Equipment, gross	$10
Accumulated depreciation	(4)
Total Property, Plant and Equipment, net	$6

Finance leases - current portion	$4
Finance leases - noncurrent portion	3
Total finance lease obligation	$7

Weighted Average Discount Rates and Lease Terms

September 30, 2019

Weighted Average Discount Rate
Operating leases	7.0%
Finance leases	7.0%

Weighted Average Lease Term
Operating leases	5.01 years
Finance leases	1.53 years

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,924
Operating cash flows for finance leases	$-
Financing cash flows for finance leases	$3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,267
Finance leases	$10

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating leases	Finance leases
	(in thousands)
2019 (excluding the nine months ended September 30, 2019)	$982	$2
2020	3,730	5
2021	2,908	-
2022	1,895	-
2023	929	-
2024	908
Thereafter	2,361	-
Total lease payments	13,713	7
Less: imputed interest	(2,153)	-
Total	$11,560	$7

The components of lease expense were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands)

Operating lease cost	$981	$2,943

Finance lease cost:
Amortization of right-of-use assets	$1	$3
Interest on lease liabilities	-	-
Total finance lease cost	$1	$3

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Deposits and other	$704	$859
Due (to) Rhino GP	(47)	(84)
Non-current receivable	24,192	24,192
Total	$24,849	$24,967

Non-current receivable. The non-current receivable balance of $24.2 million as of September 30, 2019 and December 31, 2018 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $24.2 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Payroll, bonus and vacation expense	$2,041	$1,529
Non-income taxes	2,757	1,794
Royalty expenses	2,266	1,368
Accrued interest	85	35
Health claims	905	868
Workers’ compensation & pneumoconiosis	1,900	1,900
Other	1,879	1,156
Total	$11,833	$8,650

10. DEBT

Debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Note payable -Financing Agreement	$37,923	$29,048
Note payable-other debt	1,070	522
Finance lease obligation	7	-
Net unamortized debt issuance costs	(5,581)	(4,095)
Net unamortized original issue discount	(527)	(843)
Total	32,892	24,632
Less current portion	(4,445)	(2,174)
Long-term debt	$28,447	$22,458

Financing Agreement

On December 27, 2017, the Operating Company, a wholly-owned subsidiary of the Partnership, certain of the Operating Company’s subsidiaries identified as Borrowers (together with the Operating Company, the “Borrowers”), the Partnership and certain other Operating Company subsidiaries identified as Guarantors (together with the Partnership, the “Guarantors”), entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide the Borrowers with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). As of September 30, 2019, we have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement originally had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest originally due on December 27, 2020 (see discussion of fifth amendment below). In addition, the Borrowers must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) of the Partnership and its subsidiaries for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to (i) certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by the Operating Company, and (iii) audit and collateral monitoring fees and origination and exit fees.

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

On August 16, 2019, the Partnership entered into a fourth amendment (the “Fourth Amendment”) to the Financing Agreement. The Fourth Amendment provides a $5.0 million term loan provided by the Lenders to the Partnership under the delayed draw feature of the Financing Agreement and extends the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On September 6, 2019, the Partnership entered into a fifth amendment (the “Fifth Amendment”) to the Financing Agreement. The Fifth Amendment (i) extends the maturity of the Financing Agreement to December 27, 2022, (ii) provides a $5.0 million term loan provided by the Lenders to the Partnership under the delayed draw feature of the Financing Agreement, (iii) extends the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modifies certain definitions and concepts to account for the Partnership’s recent acquisition of properties from Blackjewel, (v) permits the disposition of the Pennyrile mining complex and (viii) provides for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.00% of the amount of term loans made under the Financing Agreement that is payable at final maturity of the Financing Agreement.

At September 30, 2019, the Partnership had $27.9 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.13%), $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.17%) and $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.06%).

11. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the nine months ended September 30, 2019 and the year ended December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Balance at beginning of period (including current portion)	$17,581	$18,662
Accretion expense	957	1,269
Adjustments to the liability from annual recosting and other	-	(1,083)
Jewell Valley LLC acquisition	2,596	-
Reclassification to held for sale	(38)	(968)
Liabilities settled	(66)	(299)
Balance at end of period	21,030	17,581
Less current portion of asset retirement obligation	(465)	(465)
Long-term portion of asset retirement obligation	$20,565	$17,116

12. EMPLOYEE BENEFITS

401(k) Plans

The Operating Company sponsors a defined contribution savings plans for all employees. Under the defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the three and nine months ended September 30, 2019 and 2018 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
401(k) plan expense	$364	$323	$1,041	$903

13. PARTNERS’ CAPITAL

Common Unit Warrants

In December 2017, the Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Partnership’s common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of the Partnership’s common units outstanding. The warrant agreement includes a provision for a cashless exercise whereby the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable. The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million initial proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding discount on Long-term debt, net on the Partnership’s unaudited condensed consolidated statements of financial position.

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

During the first quarter of 2019, the Partnership paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, the Partnership paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. The Partnership has accrued approximately $0.9 million for distributions to holders of the Series A preferred units for the nine months ended September 30, 2019.

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

Accumulated Distribution Arrearages

Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended September 30, 2019, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of September 30, 2019, the Partnership had accumulated arrearages of $848.7 million.

14. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended September 30, 2019 and 2018:

Three months ended September 30, 2019	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(36)	$(7,917)	$(691)	$300
Net (loss) from discontinued operations	(181)	(39,695)	(3,464)	-
Total interest in net (loss)/income	$(217)	$(47,612)	$(4,155)	$300
Denominator:
Weighted average units used to compute basic EPU	n/a	13,098	1,143	1,500
Weighted average units used to compute diluted EPU	n/a	13,098	1,143	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.60)	$(0.60)	$0.20
Net (loss) per unit from discontinued operations	n/a	(3.03)	(3.03)	-
Net (loss)/income per common unit, basic	n/a	$(3.63)	$(3.63)	$0.20
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.60)	$(0.60)	0.20
Net (loss) per unit from discontinued operations	n/a	(3.03)	(3.03)	-
Net (loss)/income per common unit, diluted	n/a	$(3.63)	$(3.63)	0.20

Three months ended September 30, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(10)	$(2,248)	$(197)	$1,179
Net (loss) from discontinued operations	(14)	(2,980)	(260)	-
Total interest in net (loss)/income	$(24)	$(5,228)	$(457)	1,179
Denominator:
Weighted average units used to compute basic EPU	n/a	13,098	1,146	1,500
Weighted average units used to compute diluted EPU	n/a	13,098	1,146	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.17)	$(0.17)	$0.79
Net (loss) per unit from discontinued operations	n/a	(0.23)	(0.23)	-
Net (loss)/income per common unit, basic	n/a	$(0.40)	$(0.40)	$0.79
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.17)	$(0.17)	$0.79
Net (loss) per unit from discontinued operations	n/a	(0.23)	(0.23)	-
Net (loss)/income per common unit, diluted	n/a	$(0.40)	$(0.40)	$0.79

Nine months ended September 30, 2019	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(42)	$(9,262)	$(808)	$900
Net (loss) from discontinued operations	(207)	(45,463)	(3,969)	-
Total interest in net (loss)/income	$(249)	$(54,725)	$(4,777)	$900
Denominator:
Weighted average units used to compute basic EPU	n/a	13,098	1,143	1,500
Weighted average units used to compute diluted EPU	n/a	13,098	1,143	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.71)	$(0.71)	$0.60
Net (loss) per unit from discontinued operations	n/a	(3.47)	(3.47)	-
Net (loss)/income per common unit, basic	n/a	$(4.18)	$(4.18)	$0.60
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.71)	$(0.71)	0.60
Net (loss) per unit from discontinued operations	n/a	(3.47)	(3.47)	-
Net (loss)/income per common unit, diluted	n/a	$(4.18)	$(4.18)	0.60

Nine months ended September 30, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(20)	$(4,355)	$(382)	1,788
Net (loss) from discontinued operations	(31)	(6,789)	(597)	-
Total interest in net (loss)/income	$(51)	$(11,144)	$(979)	1,788
Denominator:
Weighted average units used to compute basic EPU	n/a	13,035	1,146	1,500
Weighted average units used to compute diluted EPU	n/a	13,035	1,146	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.34)	$(0.34)	$1.19
Net (loss) per unit from discontinued operations	n/a	(0.52)	(0.52)	-
Net (loss)/income per common unit, basic	n/a	$(0.86)	$(0.86)	$1.19
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.34)	$(0.34)	$1.19
Net (loss) per unit from discontinued operations	n/a	(0.52)	(0.52)	-
Net (loss)/income per common unit, diluted	n/a	$(0.86)	$(0.86)	$1.19

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred net losses for three and nine months ended September 30, 2019 and 2018, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 13 for the nine months ended September 30, 2019 and 2018.

15. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of September 30, 2019, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q4	762	13
2020	838	3
2021	120	1

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—The Partnership has a commitment to purchase approximately 2.0 million gallons of diesel fuel at fixed prices from January 2019 through December 2019 for approximately $4.3 million.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). The Partnership incurred no purchase coal expense from coal purchase contracts or expense from OTC purchases for the three and nine months ended September 30, 2019 and 2018.

Leases—The Partnership leases various mining, transportation and other equipment under operating leases. Please read Note 7 for additional discussion of leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the three and nine months ended September 30, 2019 and 2018 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income and was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Lease expense	$1,239	$1,105	$3,621	$2,334
Royalty expense	$3,150	$2,564	$9,602	$8,022

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the unaudited condensed consolidated statements of financial position. The Partnership had no outstanding letters of credit at September 30, 2019. The Partnership had outstanding surety bonds with third parties of $41.6 million as of September 30, 2019 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Partnership’s surety bond provider. Of the $41.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. The Partnership can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor is the Partnership aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, the Partnership may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify the Partnership for damages, including reclamation liabilities, pursuant to the agreements governing the sales of this entity, the Partnership may not be successful in obtaining any indemnity or any amounts received may be inadequate.

Certain surety bonds for Sands Hill Mining LLC had not been transferred or replaced by the buyer of Sands Hill Mining LLC as was agreed to when the Partnership sold Sands Hill Mining LLC to the buyer in November 2017. On July 9, 2019, the Partnership entered into an agreement with a third party for the replacement of the Partnership’s existing surety bond obligations with respect to Sands Hill Mining LLC. The Partnership agreed to pay the third party $2.0 million to assume the Partnership’s surety bond obligations related to Sands Hill Mining LLC. At the time of closing, the third party delivered to the Partnership confirmation from its surety underwriter evidencing the release and removal of the Partnership, its affiliates and guarantors, from the surety bond obligations and all related obligations under the Partnership’s bonding agreements related to Sands Hill Mining LLC, which includes a release of all applicable collateral for the surety bond obligations. Further, such confirmation from the surety underwriter was specifically provided for their acceptance of the third party as a replacement obligor.

16. MAJOR CUSTOMERS

The Partnership had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	September 30, 2019 Receivable Balance	December 31, 2018 Receivable Balance	Nine months ended September 30, 2019 Sales	Nine months ended September 30, 2018 Sales
	(in thousands)
Javelin Global	$2,261	$4,347	$36,442	$29,267

17. REVENUE

The Partnership adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the three and nine months ended September 30, 2019 and 2018. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the three and nine months ended September 30, 2019 and 2018.

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

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the three months ended September 30, 2019:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$10,746	$6,201	$10,613	$-	$27,560
Met coal	14,261	-	-	-	14,261
Other revenue	50	368	1	26	445
Total	$25,057	$6,569	$10,614	$26	$42,266

The following table disaggregates revenue by type for each reportable segment for the three months ended September 30, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$13,979	$5,229	$10,254	$-	$29,462
Met coal	29,875	-	-	-	29,875
Other revenue	36	602	-	62	700
Total	$43,890	$5,831	$10,254	$62	$60,037

The following table disaggregates revenue by type for each reportable segment for the nine months ended September 30, 2019:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$33,884	$20,662	$27,745	$-	$82,291
Met coal	56,396	-	-	-	56,396
Other revenue	406	1,382	1	27	1,816
Total	$90,686	$22,044	$27,746	$27	$140,503

The following table disaggregates revenue by type for each reportable segment for the nine months ended September 30, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$38,840	$12,821	$26,970	$-	$78,631
Met coal	64,004	-	-	-	64,004
Other revenue	154	1,576	10	165	1,905
Total	$102,998	$14,397	$26,980	$165	$144,540

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s Financing Agreement was determined based upon a market approach and approximates the carrying value at September 30, 2019. The fair value of the Partnership’s Financing Agreement is a Level 2 measurement.

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

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $3.3 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2019 and 2018 excludes approximately $3.1 million and $1.1 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

20. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States.

As of September 30, 2019, the Partnership had three reportable business segments: Central Appalachia, Northern Appalachia and Rhino Western. Additionally, the Partnership has an Other category that includes its ancillary businesses.

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

Reportable segment results of operations for the three months ended September 30, 2019 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Total revenues	$25,057	$6,569	$10,614	$26	$42,266
DD&A	1,992	438	1,062	33	3,525
Interest expense	-	-	-	1,872	1,872
Net (loss)/income	$(1,226)	$(2,157)	$1,501	$(6,462)	$(8,344)

Reportable segment results of operations for the three months ended September 30, 2018 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Total revenues	$43,890	$5,831	$10,254	$62	$60,037
DD&A	2,200	385	978	92	3,655
Interest expense	-	-	-	2,831	2,831
Net income/(loss)	$3,619	$(881)	$56	$(4,070)	$(1,276)

Reportable segment results of operations for the nine months ended September 30, 2019 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Total revenues	$90,686	$22,044	$27,746	$27	$140,503
DD&A	5,756	1,280	3,265	210	10,511
Interest expense	-	-	-	5,308	5,308
Net income/(loss)	$6,517	$(3,971)	$2,494	$(14,252)	$(9,212)

Reportable segment results of operations for the nine months ended September 30, 2018 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Total revenues	$102,998	$14,397	$26,980	$165	$144,540
DD&A	6,659	825	3,080	277	10,841
Interest expense	1	-	-	6,628	6,629
Net income/(loss)	$5,546	$(3,473)	$956	$(5,998)	$(2,969)

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

We operate underground and surface mines located in Kentucky, Ohio, West Virginia and Utah. We also acquired three underground mines in Virginia, which we are in the process of refurbishing before we resume mining operations. We plan to resume mining operations at one of the mines in the fourth quarter of 2019 (see Blackjewel discussion below). The number of mines that we operate may vary from time to time depending on a number of factors, including the demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

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

For the three and nine months ended September 30, 2019, we generated revenues from continuing operations of approximately $42.3 million and $140.5 million, respectively, and we generated net losses from continuing operations of approximately $8.3 million and $9.2 million for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, we produced approximately 0.8 million tons of coal from continuing operations and sold approximately 0.7 million tons of coal from continuing operations, of which approximately 85% were sold pursuant to supply contracts. For the nine months ended September 30, 2019, we produced approximately 2.5 million tons of coal from continuing operations and sold approximately 2.3 million tons of coal from continuing operations, of which approximately 87% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of September 30, 2019, our available liquidity was $8.0 million. We also have a delayed draw term loan commitment in the amount of $25 million contingent upon the satisfaction of certain conditions precedent specified in our financing agreement discussed below.

On December 27, 2017, we entered into a financing agreement (“Financing Agreement”), which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. As of September 30, 2019, we have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. We used approximately $17.3 million of the initial Financing Agreement net proceeds to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below. For more information about our Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

Beginning in the later part of the third quarter of 2019, we have experienced weak market demand and have seen prices move lower for the qualities of met and steam coal we produce. If we continue to experience weak demand and prices continue to lower for our met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Financing Agreement. If we violate any of the covenants or restrictions in our Financing Agreement, including the fixed-charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders may not be willing to make any loans under the additional commitment available under our Financing Agreement. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders under our Financing Agreement. Although we believe our lenders are well secured under the terms of our Financing Agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Pennyrile Mine Complex (“Pennyrile”) Asset Purchase Agreement

On September 6, 2019, we entered into an Asset Purchase Agreement (the “Pennyrile APA”) with Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) pursuant to which we sold to Buyer all of the real property, permits, equipment and inventory and certain other assets associated with Pennyrile in exchange for approximately $3.7 million, subject to certain adjustments.

Pursuant to the Pennyrile APA, we retain liability for certain employee claims, subsidence claims arising from pre-closing mining operations, MSHA liabilities and certain other matters. The Pennyrile APA also provides that Buyer shall have the right to conduct diligence on the Pennyrile and may contest the fair market value of the purchased assets or the estimate of the costs of the assumed liabilities following such diligence investigation. In the event Buyer does contest such amounts, the parties will attempt to resolve the dispute and to the extent they cannot, will submit the matter to a third party to make a final determination with respect to such matters, and will adjust the purchase price accordingly.

The parties have made customary representations, warranties and covenants in the Pennyrile APA. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to a number of closing conditions, including, among others, the performance of applicable covenants and accuracy of representations and warranties and absence of material adverse changes in the condition of Pennyrile. Subject to the satisfaction of closing conditions, the transaction contemplated by the Pennyrile APA is expected to close in the fourth quarter of 2019.

Coal Supply Asset Purchase Agreement

On September 6, 2019, we entered into an Asset Purchase Agreement with the Buyer and Buyer Parent for the sale and assignment of certain coal supply agreements associated with Pennyrile (the “Coal Supply APA”) in exchange for approximately $7.3 million. The Coal Supply APA includes customary representations of the parties thereto and indemnification for losses arising from the breaches of such representations and for liabilities arising during the period in which the relevant parties were not party to the coal supply agreements. The transactions contemplated by the Coal Supply APA closed upon the execution thereof.

Discontinued Operations

The Pennyrile operating results for the three and nine months ended September 30, 2019 and 2018 are recorded as discontinued operations, including a $38.6 million impairment loss associated with the sale.

Blackjewel Assignment Agreement

On August 14, 2019, our wholly owned subsidiary Jewell Valley Mining LLC, entered into a general assignment and assumption agreement and bill of sale (the “Assignment Agreement”) with Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC (together, “Blackjewel”) to purchase certain assets from Blackjewel for cash consideration of $850,000 plus an additional royalty of $250,000 that is payable within one year from the date of the purchase, as well as the assumption of associated reclamation obligations. The assets that are subject of the Assignment Agreement consist of three underground mines in Virginia that were actively producing coal prior to Blackjewel’s filing for relief under Chapter 11 of the United States Bankruptcy Code, along with a preparation plant, rail loadout facility, related mineral and surface rights and infrastructure and certain purchase contracts to be assumed at our option. We are in the process of hiring employees and refurbishing the assets before we resume mining operations. We plan to resume mining operations at one of the mines in the fourth quarter of 2019.

Financing Agreement

On September 6, 2019, we entered into a fifth amendment (the “Fifth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”). The Fifth Amendment (i) extends the maturity of the Financing Agreement to December 27, 2022, (ii) provides a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, (iii) extends the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modifies the certain definitions and concepts to account for our recent acquisition of properties from Blackjewel, (v) permits the disposition of the Pennyrile Mining Complex and (viii) provides for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.0% of the amount of term loans made under the Financing Agreement that is payable at the maturity of the Financing Agreement.

On August 16, 2019, we entered into a fourth amendment (the “Fourth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with the Lenders. The Fourth Amendment provides a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, and extends the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the lenders agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increased the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed below and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

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

Settlement Agreement

On June 28, 2019, we entered into a settlement agreement with a third party which allows the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement requires the third party to pay us $7.0 million in consideration. We received $4.2 million on July 3, 2019 with the balance of $2.8 million due on or before February 29, 2020. We recorded a gain of $6.9 million during the second quarter of 2019 related to this settlement agreement.

Distribution Suspension

Pursuant to the Partnership’s limited partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended September 30, 2019, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of September 30, 2019, we had accumulated arrearages of $848.7 million.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of September 30, 2019, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons (in thousands)	Number of customers
2019 Q4	762	13
2020	838	3
2021	120	1

Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of September 30, 2019, we had three reportable business segments: Central Appalachia, Northern Appalachia and Rhino Western. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of two mining complexes: Tug River and Rob Fork, which, as of September 30, 2019, together included one underground mine, three surface mines and three preparation plants and loadout facilities in eastern Kentucky and southern West Virginia. The new Virginia assets as discussed above include three underground mines, a preparation plant and loadout facility. These mines and facilities were not active as of September 30, 2019 as we are still refurbishing the assets before we resume mining operations at these locations. We plan to resume mining operations at one of the mines in the fourth quarter of 2019. The operating results for Jewell Valley Mining LLC will be reported as part of the Central Appalachia business segment. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, included one underground mine and one preparation plant and loadout facility as of September 30, 2019. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Due to the Pennyrile disposal discussed earlier, our results from the previous Illinois Basin business have been reclassified to discontinued operations for the current and prior periods presented.

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

Summary. (Unless otherwise specified, the following discussion of the results of operations for the three months ended September 30, 2019 and 2018 exclude operating results relating to Pennyrile. The Pennyrile operating results are recorded as discontinued operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended September 30, 2019 and 2018:

	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$41.8	$59.3	$(17.5)	(29.5)%
Other revenues	0.4	0.7	(0.3)	(36.4)%
Total revenues	42.2	60.0	(17.8)	(29.6)%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	38.4	47.1	(8.7)	(18.4)%
Freight and handling costs	1.4	5.8	(4.4)	(76.5)%
Depreciation, depletion and amortization	3.5	3.6	(0.1)	(3.6)%
Selling, general and administrative (exclusive of DD&A shown separately above)	5.4	2.7	2.7	101.4%
Loss/(Gain) on sale/disposal of assets	-	(0.8)	0.8	(101.2)%
(Loss)/Income from operations	(6.5)	1.6	(8.1)	(516.7)%
Interest expense and other	(1.9)	(2.8)	0.9	(33.9)%
Interest income and other	-	-	-	n/a
Total interest and other (income) expense	(1.9)	(2.8)	0.9	(34.1)%
Net (loss) from continuing operations	(8.4)	(1.2)	(7.2)	554.0%
Net (loss) from discontinued operations	(43.3)	(3.3)	(40.0)	n/a
Net (loss)	$(51.7)	$(4.5)	(47.2)	n/a

Total tons sold (in thousands except %)	738.7	935.8	(197.1)	(21.1)%
Coal revenues per ton	$56.61	$63.41	$(6.80)	(10.7)%
Cost of operations per ton	$51.97	$50.29	$1.68	3.3%

Other Financial Data
Adjusted EBITDA from continuing operations	$(2.9)	$5.5	$(8.4)	(153.2)%
Adjusted EBITDA from discontinued operations	$(2.9)	$(1.3)	$(1.6)	128.8%
Adjusted EBITDA	$(5.8)	$4.2	$(10.0)	(238.6)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues. Our coal revenues for the three months ended September 30, 2019 decreased by approximately $17.5 million, or 29.5%, to approximately $41.8 million from approximately $59.3 million for the three months ended September 30, 2018. Coal revenues per ton was $56.61 for the three months ended September 30, 2019, a decrease of $6.80 or 10.7%, from $63.41 per ton for the three months ended September 30, 2018. The decrease in coal revenues and coal revenues per ton was primarily the result of fewer tons sold and lower contracted sale prices for coal sold from our Central Appalachia operations during the third quarter of 2019 compared to the same period in 2018.

Cost of Operations. Total cost of operations decreased by $8.7 million or 18.4% to $38.4 million for the three months ended September 30, 2019 as compared to $47.1 million for the three months ended September 30, 2018. Our cost of operations per ton was $51.97 for the three months ended September 30, 2019, an increase of $1.68, or 3.3%, from the three months ended September 30, 2018. The decrease in total cost of operations was primarily due to fewer tons produced and sold from our Central Appalachia operations during the third quarter of 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost decreased to $1.4 million for the three months ended September 30, 2019 from approximately $5.8 million for the three months ended September 30, 2018. The decrease in freight and handling costs was primarily the result of fewer export sales that require us to pay railroad transportation to the port of export during the third quarter of 2019. We also incurred $0.9 million in demurrage charges during the three months ended September 30, 2018.

Depreciation, Depletion and Amortization (“DD&A”). Total DD&A expense for the three months ended September 30, 2019 was $3.5 million as compared to $3.6 million for the three months ended September 30, 2018.

For the three months ended June 30, 2019, our depreciation expense was $2.5 million and for the three months ended September 30, 2019 it was $2.6 million.

For the three months ended September 30, 2019 and 2018, our depletion expense remained relatively flat at approximately $0.4 million.

For the three months ended September 30, 2019 and 2018 our amortization expense remained relatively flat at approximately $0.6 million.

Selling, General and Administrative. SG&A expense for the three months ended September 30, 2019 increased to $5.4 million as compared to $2.7 million for the three months ended September 30, 2018 as we experienced an increase in corporate overhead expense. SG&A was also impacted by a $2.0 million expense recorded as the result of an agreement reached with a third-party to assume the surety bonds associated with Sands Hill Mining LLC that had not been transferred from our bond portfolio by the purchaser of Sands Hill Mining LLC as required by the sale agreement executed with the purchaser in November 2017.

Interest Expense. Interest expense for the three months ended September 30, 2019 decreased to $1.9 million as compared to $2.8 million for the three months ended September 30, 2018. This decrease was primarily due to a lower average outstanding debt balance during the three months ended September 30, 2019 compared to the same period in 2018.

Net Income/Loss. Net loss was $8.4 million for the three months ended September 30, 2019 compared to net loss of $1.2 million for the three months ended September 30, 2018. The increase in net loss was primarily due to the decrease in coal revenue as discussed above.

Adjusted EBITDA. Adjusted EBITDA from continuing operations decreased by $8.4 million for the three months ended September 30, 2019 to ($2.9) million from $5.5 million for the three months ended September 30, 2018. The decrease was primarily due to the decrease in net income for the three months ended September 30, 2019. Including net loss from discontinued operations of approximately $43.3 million, which related to the assets sold at our Pennyrile operation in September 2019, our net loss was $51.7 million and Adjusted EBITDA was ($5.8) million for the three months ended September 30, 2019. Including net loss from discontinued operations of approximately $3.3 million, which relates to Pennyrile, our net loss was $4.5 million and Adjusted EBITDA was $4.2 million for the three months ended September 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income/(loss) on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the three months ended September 30, 2019 and 2018:

Central Appalachia

	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$25.0	$43.9	$(18.9)	(43.0)%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	-	0.1	n/a
Total revenues	25.1	43.9	(18.8)	(42.9)%
Coal revenues per ton	$74.12	$83.59	$(9.47)	(11.3)%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	23.0	31.9	(8.9)	(27.7)%
Freight and handling costs	1.2	5.8	(4.5)	(79.5)%
Depreciation, depletion and amortization	2.0	2.2	(0.2)	(9.5)%
Selling, general and administrative costs	0.1	0.4	(0.3)	(87.0)%
Cost of operations per ton	$68.25	$60.75	$7.50	12.4%
Net (loss)/income from continuing operations	(1.2)	3.6	(4.8)	(133.9)%
Adjusted EBITDA from continuing operations	0.8	6.1	(5.3)	(87.5)%
Tons sold (in thousands except %)	337.4	524.6	(187.2)	(35.7)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment decreased by approximately 35.7% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the softening in the met and steam coal markets, which has resulted in some of our customers pushing out shipments to a future date. We also had some uncontracted tons in Central Appalachia and were unable to sell the coal on the spot market due to weak market demand.

Coal revenues decreased by approximately $18.9 million, or 43.0%, to approximately $25.0 million for the three months ended September 30, 2019 from approximately $43.9 million for the three months ended September 30, 2018. Coal revenues per ton for our Central Appalachia segment decreased by $9.47, or 11.3%, to $74.12 per ton for the three months ended September 30, 2019 as compared to $83.59 for the three months ended September 30, 2018. The decrease in coal revenues was due to fewer met and steam coal tons sold during the third quarter of 2019 compared to 2018. The decrease in coal revenues per ton was primarily due to a decrease in the sale price for met tons sold during the three months ended September 30, 2019 compared to 2018.

Cost of operations decreased by $8.9 million, or 27.7%, to $23.0 million for the three months ended September 30, 2019 from $31.9 million for the three months ended September 30, 2018. Our cost of operations per ton of $68.25 for the three months ended September 30, 2019 increased 12.4% compared to $60.75 per ton for the three months ended September 30, 2018. The decrease in cost of operations was primarily due to fewer tons produced and sold during the third quarter of 2019 compared to the same period in 2018. Cost of operations per ton increased as fewer tons were sold from our Central Appalachia operations resulting in fixed costs being allocated to fewer tons sold during the current period.

Total freight and handling cost was $1.2 million for the three months ended September 30, 2019, which was a decrease of $4.5 million from the three months ended September 30, 2018. The decrease in freight and handling costs was primarily the result of fewer export sales that require us to pay railroad transportation to the port of export during the third quarter of 2019. We also incurred $0.9 million in demurrage charges during the three months ended September 30, 2018.

For our Central Appalachia segment, net loss was approximately $1.2 million for the three months ended September 30, 2019 compared to net income of $3.6 million for the three months ended September 30, 2018. The decrease in net income was primarily the result of the decrease in revenue resulting from fewer sales and lower contracted sale prices during the third quarter of 2019 compared to the same period in 2018.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the three months ended September 30, 2019 and 2018, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended September 30, 2019	Three months ended September 30, 2018	Increase (Decrease) %*
Met coal tons sold	147.4	264.0	(44.2)%
Steam coal tons sold	190.0	260.6	(27.1)%
Total tons sold	337.4	524.6	(35.7)%

Met coal revenue	$14,261	$29,875	(52.3)%
Steam coal revenue	$10,746	$13,979	(23.1)%
Total coal revenue	$25,007	$43,854	(43.0)%

Met coal revenues per ton	$96.75	$113.17	(14.5)%
Steam coal revenues per ton	$56.56	$53.64	5.5%
Total coal revenues per ton	$74.12	$83.59	(11.3)%

Met coal tons produced	177.0	141.7	24.9%
Steam coal tons produced	265.8	302.7	(12.2)%
Total tons produced	442.8	444.4	(0.4)%

Northern Appalachia

	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$6.2	$5.2	$1.0	18.6%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.3	0.7	(0.4)	(38.8)%
Total revenues	6.5	5.9	0.6	12.6%
Coal revenues per ton	$47.35	$44.05	$3.30	7.5%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	8.1	6.3	1.8	28.0%
Freight and handling costs	0.2	-	0.2	n/a
Depreciation, depletion and amortization	0.4	0.4	-	13.9%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$61.88	$53.33	$8.55	16.0%
Net(loss) from continuing operations	(2.1)	(0.8)	(1.3)	144.9%
Adjusted EBITDA from continuing operations	(1.7)	(0.5)	(1.2)	246.4%
Tons sold (in thousands except %)	130.9	118.7	12.2	10.3%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 10.3% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 as we experienced increased demand for coal from this region.

Coal revenues were approximately $6.2 million for the three months ended September 30, 2019, an increase of approximately $1.0 million, or 18.6%, from approximately $5.2 million for the three months ended September 30, 2018. Coal revenues per ton were $47.35 for the three months ended September 30, 2019 as compared to $44.05 for the three months ended September 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to the increase in tons of coal sold from our Hopedale operation resulting from increased demand in this region and higher contracted sale prices for the tons sold compared to the same period in 2018.

Cost of operations increased by $1.8 million, or 28.0%, to $8.1 million for the three months ended September 30, 2019 from $6.3 million for the three months ended September 30, 2018. Our cost of operations per ton was $61.88 for the three months ended September 30, 2019, an increase of $8.55, or 16.0%, compared to $53.33 for the three months ended September 30, 2018. The increase in total cost of operations and cost of operations per ton was primarily due to additional expense incurred as we encountered some adverse geological conditions at our Hopedale operation during the third quarter of 2019.

Net loss in our Northern Appalachia segment was $2.1 million for the three months ended September 30, 2019 compared to net loss of $0.8 million for the three months ended September 30, 2018. The increase in net loss was primarily due to the increase in cost of operations during the current period as discussed above.

Rhino Western

	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$10.6	$10.2	$0.4	3.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	10.6	10.2	0.4	3.5%
Coal revenues per ton	$39.26	$35.06	$4.20	12.0%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	8.0	9.2	(1.2)	(12.5)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.1	1.0	0.1	8.6%
Selling, general and administrative costs	-	0.1	-	(67.9)%
Cost of operations per ton	$29.67	$31.35	$(1.68)	(5.4)%
Net income from continuing operations	1.5	-	1.5	n/a
Adjusted EBITDA from continuing operations	2.6	1.0	1.6	149.8%
Tons sold (in thousands except %)	270.4	292.5	(22.1)	(7.6)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment decreased by approximately 7.6% for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to a decrease in demand for coal from this region.

Coal revenues increased by approximately $0.4 million, or 3.5%, to approximately $10.6 million for the three months ended September 30, 2019 from approximately $10.2 million for the three months ended September 30, 2018. Coal revenues per ton for our Rhino Western segment increased by $4.20 or 12.0% to $39.26 per ton for the three months ended September 30, 2019 as compared to $35.06 per ton for the three months ended September 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to higher contracted sale prices.

Cost of operations decreased by $1.2 million, or 12.5%, to $8.0 million for the three months ended September 30, 2019 from $9.2 million for the three months ended September 30, 2018. Our cost of operations per ton was $29.67 for the three months ended September 30, 2019, a decrease of $1.68, or 5.4%, compared to $31.35 for the three months ended September 30, 2018. Total cost of operations decreased for the three months ended September 30, 2019 compared to the same period in 2018 due to a decrease in tons sold from our Castle Valley mine operation.

Net income in our Rhino Western segment was $1.5 million for the three months ended September 30, 2019, compared to zero net income for the three months ended September 30, 2018. This increase in net income was primarily the result of an increase in our contracted sale prices for tons sold at our Castle Valley operation and lower operating costs during the third quarter of 2019.

Other

	Three months ended	Three months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$-	$-	n/a	n/a
Freight and handling revenues	-	-	n/a	n/a
Other revenues	-	-	n/a	n/a
Total revenues	-	-	n/a	n/a
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(0.7)	(0.3)	(0.4)	147.9%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	-	0.1	(0.1)	(64.3)%
Selling, general and administrative costs	5.3	2.3	3.0	132.3%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net (loss) from continuing operations	(6.6)	(4.0)	(2.6)	58.8%
Adjusted EBITDA from continuing operations	(4.6)	(1.1)	(3.5)	297.2%
Tons sold (in thousands except %)	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

For the Other category, we had net loss of $6.6 million for the three months ended September 30, 2019 as compared to net loss of $4.0 million for the three months ended September 30, 2018. The net loss for the three months ended September 30, 2019 was negatively impacted by a $2.0 million expense recorded as the result of an agreement reached with a third-party to assume the surety bonds associated with Sands Hill Mining LLC that had not been transferred from our bond portfolio by the purchaser of Sands Hill Mining LLC as required by the sale agreement executed with the purchaser in November 2017.

Summary. (Unless otherwise specified, the following discussion of the results of operations for the nine months ended September 30, 2019 and 2018 exclude operating results relating to Pennyrile. The Pennyrile operating results are recorded as discontinued operations in the Partnership’s unaudited condensed consolidated statements of operations and comprehensive income.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the nine months ended September 30, 2019 and 2018:

	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$138.7	$142.6	$(3.9)	(2.8)%
Other revenues	1.8	1.9	(0.1)	(4.7)%
Total revenues	140.5	144.5	(4.0)	(2.8)%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	124.7	120.9	3.8	3.1%
Freight and handling costs	4.3	8.2	(3.9)	(47.7)%
Depreciation, depletion and amortization	10.5	10.8	(0.3)	(3.0)%
Selling, general and administrative (exclusive of DD&A shown separately above)	11.6	8.1	3.5	42.7%
(Gain) on sale/disposal of assets	(6.7)	(7.2)	0.5	(7.9)%
(Loss)/income from operations	(3.9)	3.7	(7.6)	(207.1)%
Interest and other (income) expense:
Interest expense and other	5.3	6.6	(1.3)	(19.9)%
Interest income and other	-	-	-	n/a
Total interest and other (income) expense	5.3	6.6	(1.3)	(20.0)%
Net (loss) from continuing operations	(9.2)	(3.0)	(6.2)	210.2%
Net (loss) from discontinued operations	(49.6)	(7.4)	(42.2)	569.3%
Net (loss)	$(58.8)	$(10.4)	(48.4)	466.6%

Total tons sold (in thousands except %)	2,278.2	2,463.9	(185.7)	(7.5)%
Coal revenues per ton	$60.88	$57.89	$2.99	5.2%
Cost of operations per ton	$54.72	$49.08	$5.64	11.5%

Other Financial Data
Adjusted EBITDA from continuing operations	$7.4	$14.7	$(7.3)	(50.1)%
Adjusted EBITDA from discontinued operations	(5.1)	(1.5)	$(3.6)	230.9%
Adjusted EBITDA	$2.3	$13.2	$(10.9)	(82.4)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues. Our coal revenues for the nine months ended September 30, 2019 decreased by approximately $3.9 million, or 2.8%, to approximately $138.7 million from approximately $142.6 million for the nine months ended September 30, 2018. Coal revenues per ton were $60.88 for the nine months ended September 30, 2019, an increase of $2.99, or 5.2%, from $57.89 per ton for the nine months ended September 30, 2018. The decrease in coal revenues was primarily the result of fewer tons of coal sold during the nine months ended September 30, 2019. The increase in coal revenues per ton was primarily due to an increase in the contracted sale prices across all segments for the nine months ended September 30, 2019 compared to the same period in 2018.

Cost of Operations. Total cost of operations increased by $3.8 million or 3.1% to $124.7 million for the nine months ended September 30, 2019 as compared to $120.9 million for the nine months ended September 30, 2018. Our cost of operations per ton was $54.72 for the nine months ended September 30, 2019, an increase of $5.64, or 11.5%, from the nine months ended September 30, 2018. The increase in cost of operations and cost of operations per ton was primarily due to increases in costs at several of our operations for labor, contract services and equipment maintenance for the nine months ended September 30, 2019 compared to the same period in 2018.

Freight and Handling. Total freight and handling cost decreased to $4.3 million for the nine months ended September 30, 2019 as compared to $8.2 million for the nine months ended September 30, 2018. The decrease in freight and handling costs was primarily the result of fewer export sales that require us to pay railroad transportation to the port of export during the nine months ended September 30, 2019. We also incurred $1.1 million in demurrage charges during the nine months ended September 30, 2018.

Depreciation, Depletion and Amortization. Total DD&A expense for the nine months ended September 30, 2019 was $10.5 million as compared to $10.8 million for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, our depreciation expense was approximately $7.5 million compared to approximately $7.7 million for the same period in 2018.

For the nine months ended September 30, 2019 and 2018, our depletion expense remained flat at approximately $1.3 million.

For the nine months ended September 30, 2019 our amortization expense was $1.7 million compared to $1.8 million for the same period in 2018.

Selling, General and Administrative. SG&A expense for the nine months ended September 30, 2019 increased to $11.6 million as compared to $8.1 million for the nine months ended September 30, 2018 primarily due to higher corporate overhead expenses. SG&A was also impacted by a $2.0 million expense recorded as the result of an agreement reached with a third-party to assume the surety bonds associated with Sands Hill Mining LLC that had not been transferred from our bond portfolio by the purchaser of Sands Hill Mining LLC as required by the sale agreement executed with the purchaser in November 2017.

Interest Expense. Interest expense for the nine months ended September 30, 2019 decreased to $5.3 million as compared to $6.6 million for the nine months ended September 30, 2018. This decrease was primarily due to the lower average outstanding debt balance for the nine months ended September 30, 2019 compared to the same period in 2018.

Net Loss. Net loss was $9.2 million for the nine months ended September 30, 2019 compared to net loss of $3.0 million for the nine months ended September 30, 2018. Our net loss increased during the nine months ended September 30, 2019 compared to 2018 primarily due the decrease in tons sold and an increase in operating costs including labor, contract services and equipment maintenance at several of our operations.

Adjusted EBITDA. Adjusted EBITDA from continuing operations for the nine months ended September 30, 2019 decreased by $7.3 million to $7.4 million from $14.7 million for the nine months ended September 30, 2018. Adjusted EBITDA from continuing operations decreased period over period primarily due to the increase in net loss as discussed above. Including net loss from discontinued operations of approximately $49.6 million, which related to the assets sold at our Pennyrile operation in September 2019, our net loss was $58.8 million and Adjusted EBITDA, which excludes an impairment loss associated with the sale, was $2.3 million for the nine months ended September 30, 2019. Including net loss from discontinued operations of approximately $7.4 million, which relates to Pennyrile, our net loss was $10.4 million and Adjusted EBITDA was $13.2 million for the nine months ended September 30, 2018. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA from continuing operations to net income/(loss) from continuing operations on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the nine months ended September 30, 2019 and 2018:

Central Appalachia

	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$90.3	$102.8	$(12.5)	(12.2)%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.4	0.1	0.3	164.1%
Total revenues	90.7	102.9	(12.2)	(12.0)%
Coal revenues per ton	$80.49	$73.37	$7.12	9.7%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	82.1	82.1	-	0.0%
Freight and handling costs	3.2	8.2	(5.0)	(61.5)%
Depreciation, depletion and amortization	5.8	6.7	(0.9)	(13.6)%
Selling, general and administrative costs	0.1	0.4	(0.3)	(77.7)%
Cost of operations per ton	$73.16	$58.56	$14.60	24.9%
Net income from continuing operations	6.5	5.5	1.0	17.5%
Adjusted EBITDA from continuing operations	12.3	12.5	(0.2)	(1.8)%
Tons sold (in thousands except %)	1,121.7	1,401.8	(280.1)	(20.0)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment decreased by approximately 20.0% to approximately 1.1 million tons for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the softening in the met and steam coal markets during the third quarter of 2019, which has resulted in some of our customers pushing out shipments to a future date. We also had some uncontracted tons in Central Appalachia and were unable to sell the coal on the spot market during the third quarter of 2019.

Coal revenues decreased by approximately $12.5 million, or 12.2%, to approximately $90.3 million for the nine months ended September 30, 2019 from approximately $102.8 million for the nine months ended September 30, 2018. Coal revenues per ton for our Central Appalachia segment increased by $7.12, or 9.7%, to $80.49 per ton for the nine months ended September 30, 2019 as compared to $73.37 per ton for the nine months ended September 30, 2018. The increase in coal revenues per ton was primarily due to higher contracted sales prices for met and steam tons sold in Central Appalachia during the nine months ended September 30, 2019 compared to the same period in 2018.

For the nine months ended September 30, 2019 and 2018, our cost of operations remained flat at $82.1 million. In addition, costs increased for labor, contract services and equipment maintenance during the nine months ended September 30, 2019, which are included in our inventory balance. Our cost of operations per ton of $73.16 for the nine months ended September 30, 2019 increased 24.9% compared to $58.56 per ton for the nine months ended September 30, 2018. The cost of operations per ton increased as fewer tons sold from our Central Appalachia operations resulting in fixed costs being allocated to fewer tons sold during the nine months ended September 30, 2019 compared to the same period in 2018.

For our Central Appalachia segment, net income was approximately $6.5 million for the nine months ended September 30, 2019, an increase of $1.0 million compared to the nine months ended September 30, 2018. The increase in net income was primarily due to the $6.9 million gain resulting from the pipeline settlement discussed above, which was partially offset by the lower coal revenues discussed above for the nine months ended September 30, 2019.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the nine months ended September 30, 2019, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Increase (Decrease) %*
Met coal tons sold	523.1	628.2	(16.7)%
Steam coal tons sold	598.6	773.6	(22.6)%
Total tons sold	1,121.7	1,401.8	(20.0)%

Met coal revenue	$56,396	$64,004	(11.9)%
Steam coal revenue	$33,884	$38,840	(12.8)%
Total coal revenue	$90,280	$102,844	(12.2)%

Met coal revenues per ton	$107.81	$101.89	5.8%
Steam coal revenues per ton	$56.61	$50.20	12.8%
Total coal revenues per ton	$80.49	$73.37	9.7%

Met coal tons produced	418.3	392.2	6.7%
Steam coal tons produced	850.0	941.8	(9.7)%
Total tons produced	1,268.3	1,334.0	(4.9)%

Northern Appalachia

	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$20.7	$12.8	$7.9	61.2%
Freight and handling revenues	-	-	-	n/a
Other revenues	1.4	1.6	(0.2)	(12.3)%
Total revenues	22.1	14.4	7.7	53.1%
Coal revenues per ton	$48.68	$42.17	$6.51	15.4%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	23.6	17.0	6.6	38.2%
Freight and handling costs	1.1	-	1.1	n/a
Depreciation, depletion and amortization	1.3	0.8	0.5	55.1%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$55.51	$56.07	$(0.56)	(1.0)%
Net (loss) from continuing operations	(4.0)	(3.5)	(0.5)	14.4%
Adjusted EBITDA from continuing operations	(2.7)	(2.7)	-	1.0%
Tons sold (in thousands except %)	424.4	304.0	120.4	39.6%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 39.6% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to increase in demand for coal from this region during the nine months ended September 30, 2019.

Coal revenues were approximately $20.7 million for the nine months ended September 30, 2019, an increase of approximately $7.9 million, or 61.2%, from approximately $12.8 million for the nine months ended September 30, 2018. Coal revenues per ton increased by $6.51 or 15.4% to $48.68 per ton for the nine months ended September 30, 2108, as compared to $42.17 for the nine months ended September 30, 2018. Coal revenues and coal revenues per ton increased as the result of the increase in tons sold from our Hopedale operation and higher contracted prices for tons sold during the first nine months of 2019.

Cost of operations increased by $6.6 million, or 38.2%, to $23.6 million for the nine months ended September 30, 2019 from $17.0 million for the nine months ended September 30, 2018. The increase in total cost of operations was due to increased production and sales during the nine months ended September 30, 2019. We also encountered adverse geological conditions at times during the first nine months of 2019. Our cost of operations per ton was $55.51 for the nine months ended September 30, 2019, a decrease of $0.56, or 1.0%, compared to $56.07 for the nine months ended September 30, 2018.

Net loss in our Northern Appalachia segment was $4.0 million for the nine months ended September 30, 2019 compared to net loss of $3.5 million for the nine months ended September 30, 2018. The increase in net loss for the nine months ended September 30, 2019 was primarily due to the increase in cost of operations during the first nine months of 2019 compared to the same period in 2018.

Rhino Western

	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$27.7	$27.0	$0.7	2.9%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	27.7	27.0	0.7	2.8%
Coal revenues per ton	$37.90	$35.58	$2.32	6.5%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	21.1	22.8	(1.7)	(7.2)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	3.3	3.1	0.2	6.0%
Selling, general and administrative costs	0.1	0.1	-	(46.2)%
Cost of operations per ton	$28.87	$30.06	$(1.19)	(4.0)%
Net income from continuing operations	2.5	1.0	1.5	160.8%
Adjusted EBITDA from continuing operations	6.5	4.1	2.4	61.7%
Tons sold (in thousands except %)	732.1	758.1	(26.0)	(3.4)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment decreased by 3.4% for the nine months ended September 30, 2019 compared to the same period in 2018.

Coal revenues increased by approximately $0.7 million, or 2.9%, to approximately $27.7 million for the nine months ended September 30, 2019 from approximately $27.0 million for the nine months ended September 30, 2018. Coal revenues per ton for our Rhino Western segment increased by $2.32 or 6.5% to $37.90 per ton for the nine months ended September 30, 2019 as compared to $35.58 per ton for the nine months ended September 30, 2018. The increase in coal revenues and coal revenues per ton was primarily due to higher contracted sale prices for tons sold from the Castle Valley mine for the nine months ended September 30, 2019.

Cost of operations decreased by $1.7 million, or 7.2%, to $21.1 million for the nine months ended September 30, 2019 from $22.8 million for the nine months ended September 30, 2018. Our cost of operations per ton was $28.87 for the nine months ended September 30, 2019, a decrease of $1.19, or 4.0%, compared to $30.06 for the nine months ended September 30, 2018. The decrease in total cost of operations and cost of operations per ton was primarily due to lower operating costs during the nine months ended September 30, 2019 compared to the same period in 2018.

Net income from our Rhino Western segment was $2.5 million for the nine months ended September 30, 2019, compared to net income of $1.0 million for the nine months ended September 30, 2018. The increase in net income was primarily due to the increase in coal revenues per ton for coal sold from our Castle Valley operation and a decrease in operating expenses for the nine months ended September 30, 2019 compared to the same period in 2018.

Other

	Nine months ended	Nine months ended	Increase/(Decrease)
	September 30, 2019	September 30, 2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$-	$-	n/a	n/a
Freight and handling revenues	-	-	n/a	n/a
Other revenues	-	0.2	$(0.2)	(83.9)%
Total revenues	-	0.2	(0.2)	(83.9)%
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(2.1)	(1.0)	(1.1)	110.2%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.1	0.2	(0.1)	(24.2)%
Selling, general and administrative costs	11.4	7.6	3.8	50.8%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net (loss) from continuing operations	(14.2)	(6.0)	(8.2)	137.6%
Adjusted EBITDA from continuing operations	(8.7)	0.9	(9.6)	n/a
Tons sold (in thousands except %)	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

For the Other category, we had net loss of $14.2 million for the nine months ended September 30, 2019 as compared to net loss of $6.0 million for the nine months ended September 30, 2018. The net loss for the nine months ended September 30, 2019 was negatively impacted by a $2.0 million expense recorded as the result of an agreement reached with a third-party to assume the surety bonds associated with Sands Hill Mining LLC that had not been transferred from our bond portfolio by the purchaser of Sands Hill Mining LLC as required by the sale agreement executed with the purchaser in November 2017. The net loss for the nine months ended September 30, 2018 was positively impacted by a gain of $6.5 million recognized on the sale of Mammoth Inc. shares.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2019	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss)	$(1.2)	$(2.1)	$1.5	$-	$(6.6)	$(8.4)
Plus:
DD&A	2.0	0.4	1.1	-	-	3.5
Interest expense	-	-	-	-	1.9	1.9
EBITDA from continuing operations†*	$0.8	$(1.7)	$2.6	$-	$(4.6)	$(3.0)
Plus: Loss from sale of non-core assets (1)	-	-	0.1	-	-	0.1
Adjusted EBITDA from continuing operations	0.8	(1.7)	2.7	-	(4.6)	(2.9)
EBITDA from discontinued operations	-	-	-	(41.5)	-	(41.5)
Plus: Loss on impairment of assets (2)	-	-	-	38.6	-	38.6
Adjusted EBITDA	$0.8	$(1.7)	$2.7	$(2.9)	$(4.6)	$(5.8)

	Central	Northern	Rhino	Illinois
Three months ended September 30, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income	$3.6	$(0.8)	$-	$-	$(4.0)	$(1.2)
Plus:						-
DD&A	2.2	0.3	1.0	-	0.1	3.6
Interest expense	-	-	-	-	2.8	2.8
EBITDA from continuing operations†	$5.8	$(0.5)	$1.0	$-	$(1.1)	$5.2
Plus: Bad debt expense	0.3	-	-	-	-	0.3
Adjusted EBITDA from continuing operations†	$6.1	$(0.5)	$1.0	$-	$(1.1)	$5.5
EBITDA from discontinued operations	-	-	-	(1.3)	-	(1.3)
Adjusted EBITDA	$6.1	$(0.5)	$1.0	$(1.3)	$(1.1)	$4.2

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2019	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss)	$6.5	$(4.0)	$2.5	$-	$(14.2)	$(9.2)
Plus:
DD&A	5.8	1.3	3.3	-	0.1	10.5
Interest expense	-	-	-	-	5.3	5.3
EBITDA from continuing operations†	$12.3	$(2.7)	$5.8	$-	$(8.8)	$6.6
Plus: Loss from sale of non-core assets (1)	-	-	0.8	-	-	0.8
Adjusted EBITDA from continuing operations†*	$12.3	$(2.7)	$6.5	$-	$(8.7)	$7.4
EBITDA from discontinued operations	-	-	-	(43.7)	-	(43.7)
Plus: Loss on impairment of assets (2)	-	-	-	38.6	-	38.6
Adjusted EBITDA*	$12.3	$(2.7)	$6.5	$(5.1)	$(8.7)	$2.3

	Central	Northern	Rhino	Illinois
Nine months ended September 30, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income	$5.5	$(3.5)	$1.0	$-	$(6.0)	$(3.0)
Plus:						-
DD&A	6.7	0.8	3.1	-	0.2	10.8
Interest expense	-	-	-	-	6.6	6.6
EBITDA from continuing operations†*	$12.2	$(2.7)	$4.1	$-	$0.9	$14.4
Plus: Bad debt expense	0.3	-	-	-	-	0.3
Adjusted EBITDA from continuing operations†*	$12.5	$(2.7)	$4.1	$-	$0.9	$14.7
EBITDA from discontinued operations	-	-	-	(1.5)	-	(1.5)
Adjusted EBITDA †*	$12.5	$(2.7)	$4.1	$(1.5)	$0.9	$13.2

* Total may not foot due to rounding

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Net cash (used in)/provided by operating activities	$(2.1)	$0.9	$(3.3)	$7.5
Plus:
Gain on sale of assets	-	0.8	6.7	7.2
Interest expense	1.9	2.8	5.3	6.6
Decrease in deferred revenue	-	0.9	-	-
Less:
Decrease in net operating assets	4.2	0.1	2.6	4.6
Amortization of advance royalties	0.5	0.1	1.5	0.5
Amortization of debt discount	0.1	0.1	0.3	0.3
Amortization of debt issuance costs	0.5	0.6	1.6	1.4
Increase in doubtful accounts	-	0.3	-	0.3
Loss on sale of assets	-
Loss on impairment of assets	38.6	-	38.6	-
Loss on retirement of advance royalties	0.1	-	0.2	0.1
Equity based compensation	-	-	-	0.2
Accretion on asset retirement obligations	0.3	0.3	1.0	1.0
EBITDA†	(44.5)	3.9	(37.1)	12.9
Plus: Loss from sale of non-core assets (1)	0.1	-	0.8	-
Plus: Non-cash bad debt expense	-	0.3	-	0.3
Plus: Loss on asset impairments (2)	38.6	-	38.6	-
Adjusted EBITDA	(5.8)	4.2	2.3	13.2
Less: Adjusted EBITDA from discontinued operations	(2.9)	(1.3)	(5.1)	(1.5)
Adjusted EBITDA from continuing operations	$(2.9)	$5.5	$7.4	$14.7

(1)	During the three and nine months ended September 30, 2019, we sold parcels of land owned in western Colorado for proceeds less than our carrying value of the land that resulted in losses of approximately $0.1 million and $0.8 million, respectively. This land is a non-core asset that we chose to monetize despite the loss incurred. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

(2)	We recorded an impairment loss of $38.6 million associated with the sale of our Pennyrile assets for the three and nine months ended September 30, 2019. The impairment loss of $38.6 million is recorded in discontinued operations for the three and nine months ended September 30, 2019.

† Calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of September 30, 2019, our available liquidity was $8.0 million. We also have a delayed draw term loan commitment in the amount of $25 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. As of September 30, 2019, we have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. We used approximately $17.3 million of the initial Financing Agreement net proceeds to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

Beginning in the later part of the third quarter of 2019, we have experienced weak market demand and have seen prices move lower for the qualities of met and steam coal we produce. If we continue to experience weak demand and prices continue to lower for our met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Financing Agreement. If we violate any of the covenants or restrictions in our Financing Agreement, including the fixed-charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our lenders’ may not be willing to make any loans under the additional commitment available under our Financing Agreement. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our lenders under our Financing Agreement. Although we believe our lenders are well secured under the terms of our Financing Agreement, there is no assurance that the lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We may also be required to consider other options, such as selling additional assets or merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and taking steps to improve productivity and control costs, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash used in operating activities was $3.3 million for the nine months ended September 30, 2019 as compared to net cash provided by operating activities of $7.5 million for the nine months ended September 30, 2018. This decrease in cash provided by operating activities was the result of a higher net loss and negative working capital changes primarily due to the increase in our inventory during the nine months ended September 30, 2019.

Net cash provided by investing activities was zero for the nine months ended September 30, 2019 as compared to net cash used in investing activities of $3.8 million for the nine months ended September 30, 2018. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sale of assets during the nine months ended September 30, 2019 and a decrease in capital expenditures during the first nine months of 2019 compared to the same period in 2018.

Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2019 and net cash used in financing activities was $19.3 million for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to proceeds from our Financing Agreement. Net cash used in financing activities for the nine months ended September 30, 2018 was primarily attributable to deposits paid on our workers’ compensation and surety bond programs and repayments on our Financing Agreement. The periods ending September 30, 2019 and 2018 were both impacted by payment of the distribution on the Series A preferred units.

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

Actual maintenance capital expenditures for the nine months ended September 30, 2019 were approximately $6.3 million. This amount was primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the nine months ended September 30, 2019 were approximately $4.3 million, which were primarily related to the construction of a new airshaft at our Hopedale mining complex in Northern Appalachia and the purchase of the Virginia assets from Blackjewel that was discussed above.

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

During the first quarter of 2019, we paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, we paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. We have accrued approximately $0.9 million for distributions to holders of the Series A preferred units for the nine months ended September 30, 2019.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide us with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). As of September 30, 2019, we have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement originally had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

Commencing December 31, 2018, the principal for each loan made under the Financing Agreement will be payable on a quarterly basis in an amount equal to $375,000 per quarter, with all remaining unpaid principal and accrued and unpaid interest originally due on December 27, 2020 (see discussion of fifth amendment below). In addition, we must make certain prepayments over the term of any loans outstanding, including: (i) the payment of 25% of Excess Cash Flow (as that term is defined in the Financing Agreement) for each fiscal year, commencing with respect to the year ending December 31, 2019, (ii) subject to certain exceptions, the payment of 100% of the net cash proceeds from the dispositions of certain assets, the incurrence of certain indebtedness or receipts of cash outside of the ordinary course of business, and (iii) the payment of the excess of the outstanding principal amount of term loans outstanding over the amount of the Collateral Coverage Amount (as that term is defined in the Financing Agreement). In addition, the Lenders are entitled to (i) certain fees, including 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by us, and (iii) audit and collateral monitoring fees and origination and exit fees.

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

On August 16, 2019, we entered into a fourth amendment (the “Fourth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with the Lenders. The Fourth Amendment provides a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, and extends the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On September 6, 2019, we entered into a fifth amendment (the “Fifth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”). The Fifth Amendment (i) extends the maturity of the Financing Agreement to December 27, 2022, (ii) provides us with a $5.0 million term loan provided by the Lenders under the delayed draw feature of the Financing Agreement, (iii) extends the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modifies the certain definitions and concepts to account for our recent acquisition of properties from Blackjewel, (v) permits the disposition of the Pennyrile Mining Complex and (viii) provides for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.0% of the amount of term loans made under the Financing Agreement that is payable upon the maturity of the Financing Agreement.

At September 30, 2019, we had $27.9 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.13%), $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.17%) and $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (12.06%).

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

As of September 30, 2019, we had $7.9 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $41.6 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $4.9 million serves as collateral for our self-insured workers’ compensation program. Of the $41.6 million in surety bonds, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyers of Deane Mining LLC as was agreed to by the parties as part of the transaction. We can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, then we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify us for damages, including reclamation liabilities, pursuant the agreements governing the sales of this entity, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

Certain surety bonds for Sands Hill Mining LLC had not been transferred or replaced by the buyer of Sands Hill Mining LLC as was agreed to when we sold Sands Hill Mining LLC to the buyer in November 2017. On July 9, 2019, we entered into an agreement with a third party for the replacement of our existing surety bond obligations with respect to Sands Hill Mining LLC. We agreed to pay the third party $2.0 million to assume our surety bond obligations related to Sands Hill Mining LLC. At the time of closing, the third party delivered to us confirmation from its surety underwriter evidencing the release and removal of us, our affiliates and guarantors, from the surety bond obligations and all related obligations under our bonding agreements related to Sands Hill Mining LLC, which includes a release of all applicable collateral for the surety bond obligations. Further, such confirmation from the surety underwriter was specifically provided for their acceptance of the third party as a replacement obligor.

We had no letters of credit outstanding as of September 30, 2019.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2018. We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded in our financial statements. There have been no other significant changes in these policies and estimates as of September 30, 2019.

We adopted ASU 2016-02- Leases (Topic 842) and all related clarification standards on January 1, 2019 using the transition method to apply the standard prospectively. The standard had a material impact on our unaudited condensed consolidated statements of financial position, but did not have an impact on our unaudited condensed consolidated statements of operations. Please refer to Note 7 of the notes to the unaudited condensed consolidated financial statements for further discussion of the standard and the related disclosures.

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Yorktown entities filed an answer to the lawsuit on May 31, 2019, followed by a Motion for Judgment on the Pleadings and Motion to Dismiss. A hearing on the Motion for Judgment on the Pleadings is scheduled for April 7, 2020.

On September 23, 2019 we and Royal entered into a settlement agreement with Ronald Phillips under which Mr. Phillips will be dismissed with prejudice from the lawsuit discussed above in consideration for, among other things, Mr. Phillip’s return for cancellation of up to 500,000 shares of common stock of Royal previously issued to Mr. Phillips and Mr. Phillips’ dismissal of an advancement action filed by him in reference to the lawsuit. In addition, the settlement provided for reimbursement of a portion of the legal fees claimed by Mr. Phillips and no admission of liability by any party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended September 30, 2019 is included as Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	General Assignment and Assumption Agreement and Bill of Sale, dated as of August 14, 2019, by and among Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC and Jewell Valley Mining LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on August 20, 2019.

2.2**	Asset Purchase Agreement (Riveredge Mine Assets) dated September 6, 2019, by and among Rhino Energy LLC, Pennyrile Energy LLC, CAM Mining LLC, Castle Valley Mining LLC, and Rhino Services LLC as Sellers, Rhino Resource Partners LP, the Seller’s parent, Alliance Coal, LLC as Buyer, and Alliance Resource Partners, L.P., as Buyer’s parent dated September 6, 2019, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

2.3**	Asset Purchase Agreement (Coal Supply Agreements) dated September 6, 2019, by and among Rhino Energy LLC and Pennyrile Energy LLC, as Seller, Rhino Resource Partners LP, Seller’s parent, Alliance Coal, LLC as Buyer, and Alliance Resource Partners, L.P., as Buyer’s parent, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

4.1	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

4.2*	Form of Common Unit Warrant.

10.1	Fourth Amendment to Financing Agreement dated as of August 16, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34892) filed on August 20, 2019.

10.2	Fifth Amendment to Financing Agreement dated as of September 6, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

** Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Partnership will provide a copy of any omitted schedule or similar attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: November 8, 2019	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ W. Scott Morris
W. Scott Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

