Form 10-K
period 2019-12-31
Rhino Resource Partners LP
filed 2020-03-27
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s equity held by non-affiliates of the registrant was approximately $1.3 million based on the price at which the registrant’s common units were last sold on the OTCQB Marketplace on such date. As of March 20, 2020, the registrant had 13,078,668 common units, 1,143,171 subordinated units and 1,500,000 Series A preferred units outstanding.

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

i

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

ii

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

iii

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

iv

PART I

Unless the context clearly indicates otherwise, references in this report to “we,”“our,”“us,” or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to our “general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2019, we controlled an estimated 277.6 million tons of proven and probable coal reserves, consisting of an estimated 171.1 million tons of steam coal and an estimated 106.5 million tons of metallurgical coal. In addition, as of December 31, 2019, we controlled an estimated 190.7 million tons of non-reserve coal deposits. Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2019, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

We operate underground and surface mines located in Kentucky, Ohio, Virginia, West Virginia and Utah. The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

For the year ended December 31, 2019, we produced approximately 3.2 million tons of coal from continuing operations and sold approximately 3.0 million tons of coal from continuing operations.

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

Current Liquidity and Outlook

As of December 31, 2019, our available liquidity was $0.1 million. We also have a delayed draw term loan commitment in the amount of $25 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a financing agreement (“Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. As of December 31, 2019, we had utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. We used approximately $17.3 million of the initial Financing Agreement net proceeds to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

Beginning in the later part of the third quarter of 2019, we have experienced significantly weaker market demand and have seen prices move lower for the qualities of met and steam coal we produce. This downward price trend has been exacerbated by the recent coronavirus pandemic. If we continue to experience weak demand and prices continue to lower for our met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Financing Agreement. If we violate any of the covenants or restrictions in our Financing Agreement, including the fixed-charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our Lenders may not be willing to make any loans under the additional commitment available under our Financing Agreement. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our Lenders under our Financing Agreement, or they may declare an event of default and, after applicable specified cure periods, all amounts outstanding under the Financing Agreement would become immediately due and payable. Although we believe our Lenders are well secured under the terms of our Financing Agreement, there is no assurance that the Lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We may also be required to consider other options are currently considering alternatives to address our liquidity and balance sheet issues, such as selling additional assets or seeking merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

As of December 31, 2019, we were unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2019. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional financing to the extent needed to conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity in order to fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Pennyrile Mine Complex (“Pennyrile”) Asset Purchase Agreement

On September 6, 2019, we entered into an Asset Purchase Agreement (the “Pennyrile APA”) with Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) pursuant to which we agreed to sell to Buyer all of the real property, permits, equipment and inventory and certain other assets associated with Pennyrile in exchange for approximately $3.7 million, subject to certain adjustments.

Pursuant to the Pennyrile APA, we retain liability for certain employee claims, subsidence claims arising from pre-closing mining operations, MSHA liabilities and certain other matters. The Pennyrile APA also provides that Buyer shall have the right to conduct diligence on the Pennyrile mine complex and may contest the fair market value of the purchased assets or the estimate of the costs of the assumed liabilities following such diligence investigation. In the event Buyer does contest such amounts, the parties will attempt to resolve the dispute and to the extent they cannot, will submit the matter to a third party to make a final determination with respect to such matters, and will adjust the purchase price accordingly.

The parties have made customary representations, warranties and covenants in the Pennyrile APA. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to a number of closing conditions, including, among others, the performance of applicable covenants and accuracy of representations and warranties and absence of material adverse changes in the condition of Pennyrile. The transaction was completed during the first quarter of 2020.

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

Discontinued Operations

The Pennyrile operating results for the year ended December 31, 2019 and 2018 are recorded as discontinued operations, including a $38.7 million impairment loss associated with the sale.

Blackjewel Assignment Agreement

On August 14, 2019, our wholly owned subsidiary Jewell Valley Mining LLC, entered into a general assignment and assumption agreement and bill of sale (the “Assignment Agreement”) with Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC (together, “Blackjewel”) to purchase certain assets from Blackjewel for cash consideration of $850,000 plus an additional royalty of $250,000 that is payable within one year from the date of the purchase, as well as the assumption of associated reclamation obligations. The assets that are subject of the Assignment Agreement consist of three underground mines in Virginia that were actively producing coal prior to Blackjewel’s filing for relief under Chapter 11 of the United States Bankruptcy Code, along with a preparation plant, rail loadout facility, related mineral and surface rights and infrastructure and certain purchase contracts to be assumed at our option. We resumed mining operations at two of the mines in the fourth quarter of 2019. The operating results of the mines are reported as part of our Central Appalachia segment.

Settlement Agreement

On June 28, 2019, we entered into a settlement agreement with a third party which allows the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement required the third party to pay us $7.0 million in consideration. We received $4.2 million on July 3, 2019 and the balance of $2.8 million was paid on January 2, 2020. We recorded a gain of $6.9 million during the second quarter of 2019 related to this settlement agreement.

Financing Agreement

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

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the Lenders’ agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increased the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

On August 16, 2019, we entered into a fourth amendment (the “Fourth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with the Lenders. The Fourth Amendment provided a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, and extended the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On September 6, 2019, we entered into a fifth amendment (the “Fifth Amendment”) to the Financing Agreement. The Fifth Amendment (i) extended the maturity of the Financing Agreement to December 27, 2022, (ii) provided a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, (iii) extended the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modified certain definitions and concepts to account for our recent acquisition of properties from Blackjewel, (v) permitted the disposition of the Pennyrile mining complex and (vi) provided for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.0% of the amount of term loans made under the Financing Agreement that is payable at the maturity of the Financing Agreement.

On March 2, 2020, we entered into a sixth amendment (the “Sixth Amendment”) to the Financing Agreement. The Sixth Amendment, among other things, provides a consent by the Origination Agent to a $3.0 million delayed draw term loan and increases the lender exit fee payable by the Partnership to the Lenders upon the maturity date (or earlier termination or acceleration date) by an additional 1.0%.

Distribution Suspension

Pursuant to the Partnership’s limited partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2019, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of December 31, 2019, we had accumulated arrearages of $907.2 million.

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

Coal Operations

Mining and Leasing Operations

As of December 31, 2019, we operated three mining complexes located in Central Appalachia (Tug River, Rob Fork and Jewell Valley). In addition during 2019, we operated one mining complex located in Northern Appalachia (Hopedale). In the Western Bituminous region, we operated one mining complex located in Emery and Carbon Counties, Utah (Castle Valley). During the year, we also operated a mining complex in the Illinois Basin, our Riveredge mine at our Pennyrile mining complex. (Please read above for additional information on the disposition of the Pennyrile mining complex).

We define a mining complex as a central location for processing raw coal and loading coal into railroad cars, barges or trucks for shipment to customers. These mining complexes include four active preparation plants and/or loadouts, each of which receive, blend, process and ship coal that is produced from one or more of our active surface and underground mines. All of the preparation plants are modern plants that have both coarse and fine coal cleaning circuits.

The following map shows the location of our coal mining and leasing operations as of December 31, 2019 (Note: the McClane Canyon mine in Colorado was permanently idled at December 31, 2013):

Grand Junction
Denver
McCLANE CANYON
Colorado Springs
STATE OF COLORADO
Not to Scale
SALT LAKE CITY
CASTLE VALLEY
PRICE
HUNTINGTON
STATE OF UTAH
Not to Scale
PENNSYLVANIA
Akron
Youngstown
New Castle
Canton
LEESVILLE FIELD
SPRINGDALE FIELD
Pittsburgh
Steubenville
Columbus
Zanesville
Wheeling
HOPEDALE COMPLEX
Washington
Uniontown
OHIO
Morgantown
Fairmont
MD
Chillicothe
Parkersburg
Clarksburg
Elkins
RICH MOUNTAIN FIELD
N
Ashland
Huntington
Charleston
WEST VIRGINIA
Lexington
Morehead
HEADQUARTERS OFFICE
RHINO EASTERN FIELD
TUG RIVER COMPLEX
Beckley
KENTUCKY
Prestonsburg
CAM MINING
Pikeville
ROB FORK COMPLEX
JEWELL VALLEY COMPLEX
Hazard
VIRGINIA
Roanoke
STATE OF INDIANA
Springfield
TAYLORVILLE FIELD
STATE OF ILLINOIS
Owensboro
Madisonville
STATE OF KENTUCKY
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

The following table summarizes our mining complexes and production from continuing operations by region as of December 31, 2019, 2018 and 2017.

Region	Preparation Plants and Loadouts	Transportation to customers (1)	Number and Type of Active Mines (2)	Tons Produced for the Year Ended December 31, 2019 (3)	Tons Produced for the Year Ended December 31, 2018 (3)	Tons Produced for the Year Ended December 31, 2017 (3)
				(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	Tug Fork & Jamboree(4)	Truck, Barge, Rail (NS)	2S	1.2	1.2	0.9
Rob Fork Complex (KY)	Rob Fork	Truck, Barge, Rail (CSX)	1U,1S	0.4	0.5	0.6
Jewell Valley Complex) (VA)	Flatrock Plant & Raven Loadout	Truck	2U	—	—	—
Northern Appalachia(5)
Hopedale Complex (OH)	Nelms	Truck, Rail (OHC, WLE)	1U	0.5	0.4	0.4
Illinois Basin
Taylorville Field (IL)	n/a	Rail (NS)	—	—	—	—
Pennyrile Complex (KY) (7)	n/a	n/a	n/a	n/a	n/a	n/a
Western Bituminous
Castle Valley Complex (UT)	Truck loadout	Truck	1U	1.1	1.0	1.0
McClane Canyon Mine (CO)(6)	n/a	Truck	—	—	—	—
Total			5U,3S	3.2	3.1	2.9

(1)	NS = Norfolk Southern Railroad; CSX = CSX Railroad; OHC = Ohio Central Railroad; WLE = Wheeling & Lake Erie Railroad.

(2)	Numbers indicate the number of active mines. U = underground; S = surface. All of our mines as of December 31, 2019 were company-operated.

(3)	Total production based on actual amounts and not rounded amounts shown in this table.

(4)	Jamboree includes only a loadout facility.

(5)	The Sands Hill Mining complex was previously included in our Northern Appalachia region and was sold in November 2017.

(6)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(7)	The Pennyrile mining complex was sold in September 2019. The operating results for the year ended December 31, 2019 are included as discontinued operations in this Form 10-K.

Central Appalachia. As of December 31, 2019, we operated three mining complexes located in Central Appalachia consisting of three active underground mines and three surface mines. For the year ended December 31, 2019, the mines at our Tug River and Rob Fork mining complexes produced an aggregate of approximately 1.1 million tons of steam coal and an estimated 0.5 million tons of metallurgical coal. Two of the underground mines at our Jewell Valley mining complex produced approximately 15,000 tons of mid-vol metallurgical coal during the fourth quarter of 2019.

Tug River Mining Complex. Our Tug River mining complex is located in Kentucky and West Virginia bordering the Tug River. This complex produces coal from two company-operated surface mines, which includes one high-wall mining unit. Coal production from these operations is delivered to the Tug Fork preparation plant for processing and then transported by truck to the Jamboree rail loadout for blending and shipping. Coal suitable for direct-ship to customers is delivered by truck directly to the Jamboree rail loadout from the mine sites. The Tug Fork plant is a modern, 350 tons per hour preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions. The Jamboree loadout is located on the Norfolk Southern Railroad and is a modern unit train, batch weigh loadout. This mining complex produced approximately 0.9 million tons of steam coal and approximately 0.3 million tons of metallurgical coal for the year ended December 31, 2019.

Rob Fork Mining Complex. Our Rob Fork mining complex is located in eastern Kentucky and produces coal from one company-operated surface mine and one company-operated underground mine. The Rob Fork mining complex is located on the CSX Railroad and consists of a modern preparation plant utilizing heavy media circuitry that is capable of cleaning coarse and fine coal size fractions and a unit train loadout with batch weighing equipment. The mining complex has significant blending capabilities allowing the blending of raw coals with washed coals to meet a wide variety of customers’ needs. The Rob Fork mining complex produced approximately 0.1 million tons of steam coal and 0.3 million tons of metallurgical coal for the year ended December 31, 2019.

Jewell Valley Mining Complex. Our Jewell Valley mining complex (purchased in 2019) is located in the western part of Virginia and produces coal from two company-operated underground mines. The Jewell Valley mining complex produced approximately 15,000 tons of mid-vol metallurgical coal for the year ended December 31, 2019.

Northern Appalachia. For the year ended December 31, 2019, we operated one mining complex located in Northern Appalachia consisting of one company-operated underground mine. For the year ended December 31, 2019, the mine produced an aggregate of approximately 0.5 million tons of steam coal.

Hopedale Mining Complex. The Hopedale mining complex includes an underground mine located in Hopedale, Ohio approximately five miles northeast of Cadiz, Ohio. Coal produced from the Hopedale mine is cleaned at our Nelms preparation plant located on the Ohio Central Railroad and the Wheeling & Lake Erie Railroad and then shipped by train or truck to our customers. The infrastructure includes a full-service loadout facility. This underground mining operation produced approximately 0.5 million tons of steam coal for the year ended December 31, 2019.

Western Bituminous Region. We operate one mining complex in the Western Bituminous region that produces coal from an underground mine located in Emery and Carbon Counties, Utah. We also had one underground mine located in the Western Bituminous region in Colorado (McClane Canyon) that was permanently idled at the end of 2013.

Castle Valley Mining Complex. Our Castle Valley mining complex includes one underground mine located in Emery and Carbon Counties, Utah and include coal reserves and non-reserve coal deposits, underground mining equipment and infrastructure, an overland belt conveyor system, a loading facility and support facilities. We produced approximately 1.1 million tons of steam coal from one underground mine at this complex for the year ended December 31, 2019.

Illinois Basin. We operated one mining complex in the Illinois Basin region (Pennyrile) that produced coal from an underground mine located in Daviess and McLean counties in western Kentucky contiguous to the Green River. We discontinued operations at Pennyrile during the third quarter of 2019. Please see above for additional details. We also have an estimated 111.1 million of proven and probable reserves in the Taylorville Field area in the Illinois Basin that remains undeveloped.

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

In September 2014, we made an initial investment of $5.0 million in a new joint venture, Sturgeon Acquisitions LLC (“Sturgeon”), with affiliates of Wexford Capital and Gulfport Energy Corporation (NASDAQ: GPOR) (“Gulfport”). In June 2017, we contributed our limited partner interests in Sturgeon to Mammoth Inc. in exchange for 336,447 shares of common stock of Mammoth Inc. As of December 31, 2018, we owned 104,100 shares of Mammoth Inc. Our remaining shares of Mammoth Inc. were sold during 2019.

As of December 31, 2018, we recorded our investment in Mammoth Inc. as a current asset, which was classified as available-for-sale. We have included our investment in Mammoth Inc. in the Other category for segment reporting purposes for the year ended December 31, 2018.

Coal Customers

General

Our primary customers for our steam coal are electric utilities and industrial consumers, and the metallurgical coal we produce is sold primarily to domestic and international steel producers and coal brokers. For the year ended December 31, 2019, approximately 82.0% of our coal sales tons consisted of steam coal and approximately 18.0% consisted of metallurgical coal. For the year ended December 31, 2019, approximately 45.0% of our coal sales tons that we produced were sold to electric utilities. The majority of our electric utility customers purchase coal for terms of one to three years, but we also supply coal on a spot basis for some of our customers. For the year ended December 31, 2019, we derived approximately 73.2% of our total coal revenues from sales to our ten largest customers, with affiliates of our top three customers accounting for approximately 38.3% of our coal revenues for that period. The above percentages include coal sales from discontinued operations related to our Pennyrile operation.

Coal Supply Contracts

For the years ended December 31, 2019 and 2018, approximately 82% and 64%, respectively, of our aggregate coal tons sold were sold through supply contracts. We expect to continue selling a significant portion of our coal under supply contracts. As of December 31, 2019, we had commitments under supply contracts to deliver annually scheduled base quantities as follows:

Year	Tons	Number of customers
	(in thousands)
2020	1,734	12
2021	400	3
2022	250	3

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

Transportation

We ship coal to our customers by rail, truck or barge. A significant portion of our coal is transported to customers by either the CSX Railroad or the Norfolk Southern Railroad in eastern Kentucky and by the Ohio Central Railroad or the Wheeling & Lake Erie Railroad in Ohio. We use third-party trucking to transport coal to our customers in Utah. In addition, coal from certain Central Appalachia mines is located within economical trucking distance to the Big Sandy River and can be transported by barge. It is customary for customers to pay the transportation costs to their location.

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

Competition

The coal industry is highly competitive. There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers. Our main competitors include Alliance Resource Partners LP, Contura Energy, Inc., Arch Coal, Inc., Blackhawk Mining, LLC, Murray Energy Corporation, Foresight Energy LP, and Wolverine Fuels, LLC.

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

For the year ended December 31, 2019 our average MSHA violations per inspection day was 0.44 as compared to the most recent national average of 0.61 violations per inspection day for coal mining activity as reported by MSHA, or 27.87% below this national average.

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

From time to time, certain portions of individual mines have been required to suspend or shut down operations temporarily in order to address a compliance requirement or because of an accident. For instance, MSHA issues orders pursuant to Section 103(k) that, among other things, call for operations in the area of the mine at issue to suspend operations until compliance is restored. Likewise, if an accident occurs within a mine, the MSHA requirements call for all operations in that area to be suspended until the circumstance leading to the accident has been resolved. During the fiscal year ended December 31, 2019 (as in earlier years), we received such orders from government agencies and have experienced accidents within our mines requiring the suspension or shutdown of operations in those particular areas until the circumstances leading to the accident have been resolved. While the violations or other circumstances that caused such an accident were being addressed, other areas of the mine could and did remain operational. These circumstances did not require us to suspend operations on a mine-wide level or otherwise entail material financial or operational consequences for us. Any suspension of operations at any one of our locations that may occur in the future may have material financial or operational consequences for us.

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

Black Lung Laws

Under the Black Lung Benefits Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, coal mine operators must make payments of black lung benefits to current and former coal miners with black lung disease, some survivors of a miner who dies from this disease, and to fund a trust fund for the payment of benefits and medical expenses to claimants who last worked in the industry prior to January 1, 1970. To help fund these benefits, a tax is levied on production of $1.10 per ton for underground-mined coal and $0.55 per ton for surface-mined coal, but not to exceed 4.4% of the applicable sales price (rates effective January 1, 2020). This excise tax does not apply to coal that is exported outside of the United States. In 2019, we recorded approximately $1.5 million of expense related to this excise tax, which includes the amount paid for our Pennyrile operation that was discontinued in the third quarter of 2019.

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

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires that we restore the surface to approximate the original contours as soon as practicable upon the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators can also be responsible for replacing certain water supplies damaged by mining operations and repairing or compensating for damage to certain structures occurring on the surface as a result of mine subsidence, a consequence of long-wall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Program, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed prior to SMCRA’s adoption in 1977. The maximum tax for the period from October 1, 2012 through September 30, 2021, has been decreased to 28 cents per ton on surface mined coal and 12 cents per ton on underground mined coal. However, this fee is subject to change. Should this fee be increased in the future, given the market for coal, it is unlikely that coal mining companies would be able to recover all of these fees from their customers. As of December 31, 2019, we had accrued approximately $20.6 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. In addition, states from time to time have increased and may continue to increase their fees and taxes to fund reclamation of orphaned mine sites and abandoned mine drainage control on a statewide basis.

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

As of December 31, 2019, we had approximately $41.6 million in surety bonds outstanding to secure the performance of our reclamation obligations. Of the $41.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. We can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify us for damages, including reclamation liabilities, pursuant to the agreements governing the sales of this entity, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

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

In addition to the greenhouse gas (“GHG”) regulations discussed below, air emission control programs that affect our operations, directly or indirectly, through impacts to coal-fired utilities and other manufacturing plants, include, but are not limited to, the following:

●	The EPA’s Acid Rain Program, provided in Title IV of the CAA, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulfurization systems, or “scrubbers,” or by reducing electricity generating levels.

●	On July 6, 2011, the EPA finalized the Cross State Air Pollution Rule (“CSAPR”), which requires the District of Columbia and 27 states from Texas eastward (not including the New England states or Delaware) to significantly improve air quality by reducing power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In September 2016, EPA finalized the CSAPR Rule Update for the 2008 ozone national air quality standards (“NAAQS”). The rule aims to reduce summertime NOx emissions from power plants in 22 states in the eastern United States.

●	The EPA has adopted new, more stringent NAAQS for ozone, fine particulate matter, nitrogen dioxide and sulfur dioxide. As a result, some states will be required to amend their existing SIPs to attain and maintain compliance with the new air quality standards. For example, in June 2010, the EPA issued a final rule setting forth a more stringent primary NAAQS applicable to sulfur dioxide. The rule also modifies the monitoring increment for the sulfur dioxide standard, establishing a 1-hour standard, and expands the sulfur dioxide monitoring network. Initial non-attainment determinations related to the 2010 sulfur dioxide rule were published in August 2013 with an effective date in October 2013. States with non-attainment areas had to submit their SIP revisions in April 2015, which must meet the modified standard by summer 2017. For all other areas, states will be required to submit “maintenance” SIPs. EPA finalized its PM2.5 NAAQS designations in December 2014. Individual states must now identify the sources of PM2.5 emissions and develop emission reduction plans, which may be state-specific or regional in scope. Nonattainment areas must meet the revised standard no later than 2021. More recently, in October 2015, the EPA lowered the NAAQS for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. Significant additional emissions control expenditures will likely be required at coal-fired power plants and coke plants to meet the new standards. The EPA completed area designations for the 2015 ozone standards in July 2018. Because coal mining operations and coal-fired electric generating facilities emit particulate matter and sulfur dioxide, our mining operations and customers could be affected when the standards are implemented by the applicable states. Moreover, we could face adverse impacts on our business to the extent that these and any other new rules affecting coal-fired power plants result in reduced demand for coal.

●	In June 2005, the EPA amended its regional haze program to improve visibility in national parks and wilderness areas. Affected states were required to develop SIPs by December 2007 that, among other things, were to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by the December 2017 deadline. The EPA ultimately agreed in a consent decree with environmental groups to impose regional haze federal implementation plans or to take action on regional haze SIPs before the agency for 42 states and the District of Columbia. The EPA has completed those actions for all but several states in its first planning period (2008-2010). The continued implementation of this program has restricted and may continue to restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas and may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide, and particulate matter. Consequently, demand for our steam coal could be affected. However, in January 2018 EPA announced that it was revisiting the 2017 Regional Haze Rule revisions, and announced an intent to commence a new rulemaking. In September 2018, EPA released the Regional Haze Reform Roadmap directing EPA staff to take certain actions to ensure adequate support for states to enable timely and effective implementation of the regional haze program and announcing EPA’s intent to issue new guidance and continue exploring further regulatory EPA by July 2021, to address visibility impairment for the second implementation period, which ends in 2028.

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

At the Federal level, EPA has taken a number of steps to regulate GHG emissions. For example, in August 2015, the EPA issued its final Clean Power Plan (the “CPP”) rules setting carbon pollution standards for power plants. The U.S. Supreme Court stayed the implementation of the CPP in February 2016. In June 2019, EPA finalized the proposed Affordable Clean Energy (“ACE”) Rule to replace the CPP, provide states with authority to regulate GHGs from coal-fired power plants, and establish heat rate improvements as the best system of emissions reduction. The ACE rule has been challenged in court and the final outcome of that litigation is uncertain. If the ACE Rule results in state plans to significantly reduce the level of GHG emissions from electric utility generating units, or if EPA implements more stringent regulations in the future, demand for coal will likely decrease. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration (“CCS”). In December 2018, EPA proposed a rule amending its prior determination that carbon capture and sequestration is the best system of emission reduction. However, if that rule is not finalized, or if other legal actions require fossil fuel-fired power plants to use of carbon capture and storage technology, the demand for coal may decrease. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

Many states and regions have adopted greenhouse gas initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of greenhouse gases by certain facilities, including coal-fired electric generating facilities. For example, ten northeastern states formed the Regional Greenhouse Gas Initiative agreement (“RGGI”) aimed at reducing carbon dioxide emissions from power plants. RGGI imposes a cap on emissions of carbon dioxide on all fossil-fuel fired electric generating facilities that are 25 MW or larger and allows for trades of carbon dioxide emissions in the participating states. The RGGI carbon dioxide trading program began with auctions for carbon dioxide allowances in September 2008. New Jersey rejoined RGGI in 2019 after leaving in 2011 and several additional northeastern states and Canadian provinces have joined as participants or observers since its inception. In 2014, RGGI states implemented a new CO2 cap of 91 million short tons, which declined 2.5 percent each year from 2015 to 2020. It is likely that these regional efforts will continue.

The Western Regional Climate Action Initiative (“WCI”) seeks to identify, evaluate and implement collective and cooperative methods of reducing greenhouse gases in the subject regions to 15% below 2005 levels by 2020. The participants consist of California and two Canadian provinces: Nova Scotia and Quebec. Additionally, in October 2019, California and Quebec entered into a cap-and-trade agreement. The Department of Justice then filed suit against California over its agreement with Quebec. That litigation is ongoing. If the agreement is upheld, and the cap-and-trade agreement stays in place, demand for coal-fired power may decrease.

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

If mandatory restrictions on CO2 emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of legislative and regulatory initiatives to encourage the development and use of carbon capture and storage technology have been proposed or enacted. For example, in October 2015, the EPA released a rule that established, for the first time, new source performance standards under the federal Clean Air Act for CO2 emissions from new fossil fuel-fired electric utility generating power plants. The EPA has designated partial carbon capture and sequestration as the best system of emission reduction for newly constructed fossil fuel-fired steam generating units at power plants to employ to meet the standard. In December 2018, EPA proposed a rule amending its prior determination that carbon capture and sequestration is the best system of emission reduction. However, if that rule is not finalized, or if other legal actions require fossil fuel-fired power plants to use carbon capture and storage technology, the demand for coal may decrease. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

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

Clean Water Act

The Federal Clean Water Act (the “CWA”) and similar state and local laws and regulations affect coal mining operations by imposing restrictions on the discharge of pollutants, including dredged or fill material, into waters of the U.S. The CWA establishes in-stream water quality and treatment standards for wastewater discharges that are applied to wastewater dischargers through Section 402 National Pollutant Discharge Elimination System (“NPDES”) permits. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of Section 402 NPDES permits. Individual permits or general permits under Section 404 of the CWA are required to discharge dredged or fill materials into waters of the U.S. including wetlands, streams, and other areas meeting the regulatory definition. Expansion of EPA jurisdiction over these areas has the potential to adversely impact our operations. Legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the Clean Water Act. In 2015, EPA issued a rule to expand the definition for what constitutes jurisdictional waters and wetlands. That rule was challenged, and courts stayed the rule’s implementation in many states. In October 2019, EPA and the U.S. Army Corps of Engineers (the “Corps”) repealed the 2015 rule. Challenges to the 2019 repeal have been filed. Should the 2019 repeal be vacated and the 2015 rule enforced in the states in which we operate, or should a different rule expanding the definition of waters of the United States be finalized, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

In December 2014, EPA finalized regulations that address the management of coal ash as a non-hazardous solid waste under Subtitle D. The rules impose engineering, structural and siting standards on surface impoundments and landfills that hold coal combustion wastes and mandate regular inspections. The rule also requires fugitive dust controls and imposes various monitoring, cleanup, and closure requirements. The rule leaves intact the Bevill exemption for beneficial uses of CCR, though it defers a final Bevill regulatory determination with respect to CCR that is disposed of in landfills or surface impoundments. However, the D.C. Circuit vacated portions of the rule other than the Subtitle D decision. Other portions of the rule are also subject to legal uncertainty due to ongoing regulatory and judicial processes. Additionally, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provides for the establishment of state and EPA permit programs for the control of coal combustion residuals and authorizes states to incorporate EPA’s final rule for coal combustion residuals or develop other criteria that are at least as protective as the final rule. The costs of complying with these new requirements may result in a material adverse effect on our business, financial condition or results of operations, and could potentially increase our customers’ operating costs, thereby reducing their ability to purchase coal as a result. In addition, contamination caused by the past disposal of CCR, including coal ash, can lead to material liability to our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

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

Employees

To carry out our operations, our general partner and our subsidiaries employed 605 full-time employees as of December 31, 2019. None of the employees are subject to collective bargaining agreements. We believe that we have good relations with these employees and since our inception we have had no history of work stoppages or union organizing campaigns.

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

Risks Inherent in Our Business

As of December 31, 2019, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2019.

Beginning in the later part of the third quarter of 2019, we have experienced significantly weaker market demand and have seen prices move lower for the qualities of met and steam coal we produce. This downward price trend has been exacerbated by the recent coronavirus pandemic. In response to this reduced demand and to the significant health threats to our employees, on March 20, 2020, we temporarily idled production at several of our mines. See “—Our results of operations will be negatively impacted by the coronavirus pandemic.”

If we continue to experience weak demand and prices continue to lower for our met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Financing Agreement. If we violate any of the covenants or restrictions in our Financing Agreement, including the fixed-charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our Lenders may not be willing to make any loans under the additional commitment available under our Financing Agreement. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our Lenders under our Financing Agreement, or they may declare an event of default and, after applicable specified cure periods, all amounts outstanding under the Financing Agreement would become immediately due and payable. Although we believe our Lenders are well secured under the terms of our Financing Agreement, there is no assurance that the Lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We may also be required to consider other options are currently considering alternatives to address our liquidity and balance sheet issues, such as selling additional assets or seeking merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

As of December 31, 2019, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2019. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, and may make it difficult to raise additional debt financing to the extent needed to conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

Our results of operations will be negatively impacted by the coronavirus pandemic.

To date, the current and anticipated economic impact of the coronavirus pandemic, including the actions of governments and countries here in the United States and around the world designed to decrease the spread of the virus, have caused significant declines in demand for met and steam coal. In response to this reduced demand and to the significant health threats to our employees, on March 20, 2020, we temporarily idled production at several of our mines. We will continue to monitor conditions to ensure the health and welfare of our employees. We do not expect the idling of the coal production activities will affect our ability to fulfill current customer commitments, as loading and shipping crews will remain in place to ship coal from existing inventories.

If the impact of the coronavirus outbreak, including the significant decrease in economic activity, continue for an extended period of time or worsen, it could further reduce the demand for met and steam coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Since 2014, we have not had sufficient cash to enable us to pay the minimum quarterly distribution on our common units following establishment of cash reserves and payment of costs and expenses, including reimbursement of expenses to our general partner.

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

Beginning with the quarter ended September 30, 2014, distributions on our common units were below the minimum level and, beginning with the quarter ended June 30, 2015, we suspended the quarterly distribution on our common units altogether. Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum quarterly distribution level and our subordinated units do not accrue such arrearages. Thus, we have arrearages accumulating on our common units since the distribution level has been below our minimum quarterly level of $4.45 per unit. We do not expect to pay distributions on our common or subordinated units in the foreseeable future.

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

We performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses during 2019. We identified two properties that were potentially impaired based upon changes in market conditions, financing alternatives or other factors, specifically at our Rhino Eastern and Taylorville Mining undeveloped properties where market conditions related to any future development deteriorated in the fourth quarter of 2019. We recorded approximately $26.0 million of total asset impairment and related charges related to these undeveloped properties for the year ended December 31, 2019, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations. The $26.0 million impairment included $17.9 million impairment related to future development of Rhino Eastern and an $8.1 million impairment related to future development of Taylorville Mining LLC

We could be negatively impacted by the competitiveness of the global markets in which we compete and declines in the market demand for coal.

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

Steam coal accounted for approximately 82% of our coal sales volume for the year ended December 31, 2019. The majority of our sales of steam coal during this period were to electric utilities for use primarily as fuel for domestic electricity consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas and oil as well as alternative sources of energy. We compete generally with producers of other fuels, such as natural gas and oil. A decline in price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. For example, sustained low natural gas prices have led to decreased coal consumption by several domestic electricity-generating utilities. According to the EIA, in 2018, coal accounted for approximately 27% of domestic electricity generation. If alternative energy sources, such as nuclear, hydroelectric, wind or solar, continue to become more cost-competitive on an overall basis, demand for coal could decrease further and the price of coal could be materially and adversely affected. Further, legislation requiring, subsidizing or providing tax benefits for the use of alternative energy sources and fuels, or legislation providing financing or incentives to encourage continuing technological advances in this area, could further enable alternative energy sources to become more competitive with coal. A decrease in coal consumption by the domestic electric utility industry could adversely affect the price of coal, which could materially adversely affect our results of operations and cash available for distribution to our unitholders.

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

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are resulting in increased regulation of coal combustion in many jurisdictions, unfavorable lending policies by government-backed lending institutions and development banks toward the financing of new overseas coal-fueled power plants and divestment efforts affecting the investment community, which could significantly affect demand for our products or our securities. Global climate issues continue to attract public and scientific attention. Numerous reports, such as the Fourth and Fifth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In turn, increasing government attention is being paid to global climate issues and to emissions of GHGs, including emissions of carbon dioxide from coal combustion by power plants. The 2015 Paris climate summit agreement resulted in voluntary commitments by numerous countries to reduce their GHG emissions, and could result in additional firm commitments by various nations with respect to future GHG emissions. These commitments could further disfavor coal-fired generation.

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

There have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. In California, for example, in 2017 California’s state pension funds divested from companies that generate 50% or more of their revenue from coal mining by July 2017 pursuant to state legislation. More recently, in December 2017, the Governor of New York announced that the New York Common Fund will immediately cease all new investments in entities with “significant fossil fuel activities,” and the World Bank announced that it will no longer finance upstream oil and gas after 2019, except in “exceptional circumstances.” Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, numerous major banks have enacted such policies. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

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

At the federal level, EPA has finalized a number of rules related to GHG emissions. For example, the EPA issued its final CPP rules setting carbon pollution standards for power plants. The U.S. Supreme Court stayed the implementation of the CPP in February 2016. In June 2019, EPA finalized the proposed Affordable Clean Energy (“ACE”) Rule to replace the CPP, provide states with authority to regulate GHGs from coal-fired power plants, and establish heat rate improvements as the best system of emissions reduction. The ACE rule has been challenged in court and the final outcome of that litigation is uncertain. If the ACE Rule results in state plans to reduce the level of GHG emissions from electric utility generating units, or if EPA implements more stringent regulations in the future, demand for coal will likely be further decreased. The EPA also issued a final rule for new coal-fired power plants in August 2015, which essentially set performance standards for coal-fired power plants that requires partial carbon capture and sequestration. In December 2018, EPA proposed a rule amending its prior determination that carbon capture and sequestration is the best system of emission reduction. However, if that rule is not finalized, or if other legal actions require fossil fuel-fired power plants to use of carbon capture and storage technology, the demand for coal may decrease. In addition, passage of any comprehensive federal climate change and energy legislation could impact the demand for coal. Any reduction in the amount of coal consumed by North American electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.

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

If mandatory restrictions on carbon dioxide emissions are imposed, the ability to capture and store large volumes of carbon dioxide emissions from coal-fired power plants may be a key mitigation technology to achieve emissions reductions while meeting projected energy demands. A number of legislative and regulatory initiatives to encourage the development and use of CCS technology have been proposed or enacted. For example, in October 2015, the EPA released a rule that established, for the first time, new source performance standards under the federal Clean Air Act for CO2 emissions from new fossil fuel-fired electric utility generating power plants. The EPA has designated partial carbon capture and sequestration as the best system of emission reduction for newly constructed fossil fuel-fired steam generating units at power plants to employ to meet the standard. In December 2018, EPA proposed a rule amending its prior determination that carbon capture and sequestration is the best system of emission reduction. If that rule is not finalized, or if other legal actions require fossil fuel-fired power plants to use of carbon capture and storage technology, the demand for coal may decrease. However, widespread cost-effective deployment of CCS will occur only if the technology is commercially available at economically competitive prices and supportive national policy frameworks are in place.

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

We maintain surety bonds with third parties for reclamation expenses and other miscellaneous obligations. It is possible that we may in the future have difficulty maintaining our surety bonds for mine reclamation. Due to adverse economic conditions and the volatility of the financial markets, surety bond providers may be less willing to provide us with surety bonds or maintain existing surety bonds or may demand terms that are less favorable to us than the terms we currently receive. We may have greater difficulty satisfying the liquidity requirements under our existing surety bond contracts. As of December 31, 2019, we had $41.6 million in reclamation surety bonds, secured by $3.0 million in cash collateral held by our surety bond provider. Of the $41.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. We can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify us for damages, including reclamation liabilities, pursuant to the agreements governing the sales of this entity, we may not be successful in obtaining any indemnity or any amounts received may be inadequate. If we do not maintain sufficient borrowing capacity or have other resources to satisfy our surety and bonding requirements, our operations and cash available for distribution to our unitholders could be adversely affected.

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

We sell a material portion of our coal under supply contracts. As of December 31, 2019, we had sales commitments for approximately 82% of our estimated coal production (including purchased coal to supplement our production) for the year ending December 31, 2020. When our current contracts with customers expire, our customers may decide not to extend or enter into new contracts. Of our total future committed tons, under the terms of the supply contracts, we will ship 73% in 2020, 17% in 2021, and 10% in 2022. We derived approximately 73.2% of our total coal revenues from coal sales to our ten largest customers for the year ended December 31, 2019, with affiliates of our top three customers accounting for approximately 38.3% of our coal revenues during that period.

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

Increases in our total indebtedness would increase our total interest expense, which would in turn reduce our forecasted cash available for distribution. As of December 31, 2019 our current portion of long-term debt that will be funded from cash flows from operating activities during 2020 was approximately $5.3 million. Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms, or at all.

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

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. Our ability to comply with the covenants and restrictions contained in our financing agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our financing agreement will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under our financing agreement, the lenders could seek to foreclose on such assets. For more information, please read “Part I, Item 1. Business—Recent Developments—Financing Agreement.”

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

If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 20, 2020, Royal owned an aggregate of approximately 53.0% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

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

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 20, 2020, Royal owned an aggregate of approximately 49.5% of our common units and approximately 93.3% of our subordinated units.

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

The Series A preferred units rank senior to our common units with respect to distribution rights and rights upon liquidation. We are required to pay annual distributions on the Series A preferred units in an amount equal to the greater of (i) 50% of CAM Mining free cash flow (which is defined in our partnership agreement as (i) the total revenue of the our Central Appalachia business segment, minus (ii) the cost of operations (exclusive of depreciation, depletion and amortization) for the our Central Appalachia business segment, minus (iii) an amount equal to $6.50, multiplied by the aggregate number of met coal and steam coal tons sold by us from our Central Appalachia business segment) and (ii) an amount equal to the number of outstanding Series A preferred units multiplied by $0.80. If we fail to pay the any or all of the distributions in respect of the Series A preferred units, such deficiency will accrue until paid in full and we will not be permitted to pay any distributions on our partnership interests that rank junior to the Series A preferred units, including our common units. The preferred units also rank senior to the common units in right of liquidation, and will be entitled to receive a liquidation preference in any such case.

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

As of March 20, 2020, we had 13,078,668 common units, 1,143,171 subordinated units and 1,500,000 Series A preferred units outstanding. All of the subordinated units will convert into common units on a one-for-one basis at the end of the subordination period. On March 21, 2016, we issued 6,000,000 common units to Royal in a private placement. In connection with this issuance, we entered into a registration rights agreement with Royal which grants Royal piggyback registration rights under certain circumstances with respect to these common units. In addition, under our partnership agreement, our general partner and its affiliates (including Royal) have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations. Sales by Royal or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

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

While our partnership agreement requires us to distribute all of our available cash, our partnership agreement, including provisions requiring us to make cash distributions contained therein, may be amended. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by Royal) after the subordination period has ended. As of March 20, 2020 Royal owned approximately 49.5% of the outstanding common units and 93.3% of our outstanding subordinated units.

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

As a publicly traded partnership, we may be treated as a corporation for federal income tax purposes unless 90% or more of our gross income in each year consists of certain identified types of “qualifying income.” In addition to qualifying income, like many other publicly traded partnerships, we also generate ancillary income that may not constitute qualifying income. Although we monitor our level of gross income that may not constitute qualifying income closely and attempt to manage our operations to ensure compliance with the qualifying income requirement, given the continued weak demand and low prices for met and steam coal, the sale of which generates qualifying income, there is a risk that we will not be able to continue to meet the qualifying income level necessary to maintain our status as a publicly-traded partnership. To the extent we become aware that we may not generate or have not generated sufficient qualifying income with respect to a tax period, we can and would take action to preserve our treatment as a partnership for federal income tax purposes, including seeking relief from the IRS. Section 7704(e) of the Code provides for the possibility of relief upon, among other things, determination by the IRS that such failure to meet the qualifying income requirement was inadvertent. However, we are unaware of examples of such relief being sought by a publicly traded partnership.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a publicly traded partnership in the future.

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

Entities taxed as corporations may have net operating losses to offset COD income or may otherwise qualify for an exception to the recognition of COD income, such as the bankruptcy or insolvency exceptions. As long as we are treated as a partnership, however, these exceptions are not available to the partnership and are only available to a common unitholder if the common unitholder itself is insolvent or in bankruptcy. As a result, these exceptions generally would not apply to prevent the taxation of COD income allocated to our common unitholders. The ultimate tax effect of any such income allocations will depend on the common unitholder’s individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable COD income. Common unitholders may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to the common unitholder’s ultimate disposition of its common units. Common unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the common units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

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

Coal Reserves and Non-Reserve Coal Deposits

Reserves are defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are further classified as proven or probable according to the degree of certainty of existence. The terms and criteria utilized to estimate reserves for this study are based on United States Geological Survey Circular 891 and in general accordance with SEC Industry Guide 7, and are summarized as follows:

●	Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; and grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

●

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

Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The outside expert performs an independent pro forma economic analysis using industry-accepted guidelines and this is used, in part, to classify tonnage as either reserve or resource, based on current market conditions. The outside expert reviews updated coal market sales price data provided by another third party, along with mine operating cost information supplied by us. Economic feasibility is considered to classify a coal deposit as either a reserve or a resource by evaluating coal thickness, overburden thickness, coal quality, costs of mining, processing, transportation, and expected selling price, among other factors. For the surface mining resource areas, the mining costs are estimated using the surface mining overburden ratios provided in the reserve evaluation. Direct mining costs are estimated for labor, blasting, fuel and lubrication supplies, repairs and maintenance, operating supplies, and other costs. The pro forma mining cost estimates for underground mining areas begin with the computation of representative total seam thickness for each area evaluated. The clean-tons-per-foot of mining advance is calculated to support mine production and productivity calculations. All underground and highwall miner coal resources is expected to require washing to remove coal partings and out-of-seam contamination. Preparation plant yield is calculated by multiplying the in-seam recovery, out-of-seam contamination, and plant efficiency factors. In-seam recovery factors is obtained from summaries of the available laboratory analyses and coal quality data. Direct mining costs are estimated for labor, supplies, maintenance and repairs, mine power and other direct mining costs. Sales, general and administration and environmental cost allocations are based on values typically observed by the third party expert. Sales variable costs for royalty payments, black lung excise tax and reclamation fees are calculated, along with cost components for other indirect mining costs and depreciation, depletion and amortization. Coal reserves are considered to be economically recoverable at a price in excess of the cash costs to mine the coal.

The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2019, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2019, we controlled an estimated 277.6 million tons of proven and probable coal reserves, consisting of an estimated 171.2 million tons of steam coal and an estimated 106.5 million tons of metallurgical coal. In addition, as of December 31, 2019, we controlled an estimated 190.7 million tons of non-reserve coal deposits, which increased primarily due to the reclassification of proven and probable reserves to non-reserve coal deposits. We did not purchase or sell third-party coal during the year ended December 31, 2019.

Substantially all of our reserves in the Central Appalachia and Western Bituminous regions are marketable as compliance coal under Phase II of the Federal Clean Air Act, while our reserves in the Northern Appalachian and Illinois Basin are not marketable as compliance coal. Compliance coal is defined by Phase II of the Federal Clean Air Act as coal having sulfur dioxide content of 1.2 pounds or less per million Btu. Electricity generators are able to use coal that exceeds these specifications by using emissions reduction technology, using emission allowance credits or blending higher sulfur coal with lower sulfur coal.

Coal Reserves

The following table provides information as of December 31, 2019 on the type, amount and ownership of the coal reserves:

	Proven and Probable Coal Reserves (1)
Region	Total	Proven	Probable	Assigned	Unassigned	Owned	Leased	Steam (2)	Metallurgical (2)
	(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	21.2	18.0	3.2	16.9	4.3	8.8	12.4	11.8	9.4
Rob Fork Complex (KY)	12.8	11.8	1.0	12.8	-	6.1	6.7	10.4	2.4
Rhino Eastern Field (WV) (3)	33.9	19.4	14.5	29.1	4.8	-	33.9	-	33.9
Rich Mountain Field (WV)	8.2	2.7	5.5	-	8.2	8.2	-	-	8.2
Jewell Valley Complex (VA/WV)	52.6	39.3	13.3	6.1	46.5	-	52.6	-	52.6
Total Central Appalachia	128.7	91.2	37.5	64.9	63.8	23.1	105.6	22.2	106.5
Northern Appalachia
Hopedale Complex (OH)	17.5	14.0	3.5	17.5	-	4.0	13.5	17.5	-
Leesville Field (OH)	-	-	-	-	-	-	-	-	-
Springdale Field (PA)	-	-	-	-	-	-	-	-	-
Total Northern Appalachia	17.5	14.0	3.5	17.5	-	4.0	13.5	17.5	-
Illinois Basin
Taylorville Field (IL)	111.1	38.9	72.2	-	111.1	-	111.1	111.1	-
Pennyrile Complex (KY) (5)	-	-	-	-	-	-	-	-	-
Total Illinois Basin	111.1	38.9	72.2	-	111.1	-	111.1	111.1	-
Western Bituminous						-
Castle Valley Complex (UT)	14.0	10.9	3.1	14.0	-	-	14.0	14.0	-
McClane Canyon Mine (CO) (4)	6.3	4.2	2.1	6.3	-	0.2	6.1	6.3	-
Total Western Bituminous	20.3	15.1	5.2	20.3	-	0.2	20.1	20.3	-
Total	277.6	159.2	118.4	102.7	174.9	27.3	250.3	171.1	106.5
Percentage of total (6)		57.3%	42.7%	37.0%	63.0%	9.8%	90.2%	61.6%	38.4%

(1)	Represents recoverable tons. The recoverable tonnage estimates take into account mining losses and coal wash plant losses of material from both mining dilution and any non-coal material found within the coal seams. Except for coal expected to be processed and sold on a direct-shipped basis, a specific wash plant recovery factor has been estimated from representative exploration data for each coal seam and applied on a mine-by-mine basis to the estimates. Actual wash plant recoveries vary depending on customer coal quality specifications.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. All other coal reserves are defined as steam coal. However, some of the reserves in the metallurgical category can also be used as steam coal.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2019.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	The Pennyrile mining complex was sold in September 2019. The operating results for the year ended December 31, 2019 are included as discontinued operations in this Form 10-K.

(6)	Percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

The majority of our leases have an initial term denominated in years but also provide for the term of the lease to continue until exhaustion of the “mineable and merchantable” coal in the lease area so long as the terms of the lease are complied with. Some of our leases have terms denominated in years rather than mine-to-exhaustion provisions, but in all such cases, we believe that the term of years will allow the recoverable reserves to be fully extracted in accordance with our projected mine plan. Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and reserves of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine those reserves. Many leases require payment of minimum royalties, payable either at the time of the execution of the lease or in periodic installments, even if no mining activities have begun. These minimum royalties are normally credited against the production royalties owed to a lessor once coal production has commenced.

The following table provides information on particular characteristics of our coal reserves as of December 31, 2019:

	As Received Basis (1)				Proven and Probable Coal Reserves (2)
				S02/mm		Sulfur Content
Region	% Ash	% Sulfur	Btu/lb.	Btu	Total	<1%	1-1.5%	>1.5%	Unknown
					(in million tons)
Central Appalachia
Tug River Complex (KY, WV)	9.30%	1.18%	13,163	1.79	21.2	9.0	9.1	2.3	0.8
Rob Fork Complex (KY)	5.42%	1.16%	13,523	1.72	12.8	6.5	4.3	0.4	1.6
Jewell Valley Complex (VA/WV)	4.40%	0.81%	14,238	1.14	52.6	41.7	8.5	-	2.4
Rhino Eastern Field (WV) (3)	4.17%	0.67%	14,035	0.96	33.9	28.8	4.9	-	0.2
Rich Mountain Field (WV)	7.28%	0.60%	13,235	0.91	8.2	8.2	-	-	-
Total Central Appalachia	5.44%	0.85%	13,880	1.23	128.7	94.2	26.8	2.7	5.0
Northern Appalachia
Hopedale Complex (OH)	6.69%	2.29%	13,780	3.32	17.5	-	-	17.5	-
Springdale Field (PA)	-	-	-	-	-	-	-	-	-
Total Northern Appalachia	6.69%	2.29%	13,780	3.32	17.5	-	-	17.5	-
Illinois Basin
Taylorville Field (IL)	7.75%	3.53%	11,057	6.38	111.1	-	-	111.1	-
Pennyrile Complex (KY) (5)	-	-	-	-	-	-	-	-	-
Total Illinois Basin	7.75%	3.53%	11,057	6.38	111.1	-	-	111.1	-
Western Bituminous
Castle Valley Complex (UT)	10.58%	0.91%	12,051	1.52	14.0	4.5	9.5	-	-
McClane Canyon Mine (CO) (4)	11.19%	0.57%	11,241	1.01	6.3	6.3	-	-	-
Total Western Bituminous	10.77%	0.81%	11,801	1.37	20.3	10.8	9.5	-	-
Total (6)	6.86%	2.03%	12,564	3.23	277.6	105.0	36.3	131.3	5.0
Percentage of total (6)						37.8%	13.1%	47.3%	1.8%

(1)	As received basis represents average quality on a moist basis.

(2)	Represents recoverable tons.

(3)	The Rhino Eastern joint venture was dissolved in January 2015. As part of this dissolution, we received approximately 34 million tons of premium metallurgical coal reserves, which we have included in the proven and probable reserves listed above as of December 31, 2019.

(4)	The McClane Canyon mine was permanently idled as of December 31, 2013.

(5)	The Pennyrile mining complex was sold in September 2019. The operating results for the year ended December 31, 2019 are included as discontinued operations in this Form 10-K.

(6)	Totals and percentages of totals are calculated based on actual amounts and not the rounded amounts presented in this table.

The following table provides the number of coal acres leased and owned, the mineralization and power source for each of our mining complexes by region as of December 31, 2019:

Region	Coal Acres Owned	Coal Acres Leased	Total Coal Acres	Formation Age	Rock Types	Power Source

Central Appalachia
Tug River Complex (KY, WV)	3,102	4,150	7,252	Pennsylvanian	Sandstone, siltstone, shale, coal	Appalachian Power Company
Rob Fork Complex (KY)	2,022	2,800	4,822	Pennsylvanian	Sandstone, siltstone, shale, coal	Kentucky Power Company
Jewell Valley Complex (VA)	26	27,325	27,351	Pennsylvanian	Sandstone, siltstone, shale, coal	Appalachian Power Company
Rhino Eastern Field (WV)	-	13,183	13,183	Pennsylvanian	Sandstone, siltstone, shale, coal	Appalachian Power Company
Rich Mountain Field (WV)	3,161	-	3,161	Pennsylvanian	Sandstone, siltstone, shale, coal	Appalachian Power Company
Total Central Appalachia	8,311	47,458	55,769
Northern Appalachia
Hopedale Complex (OH)	1,036	3,276	4,312	Pennsylvanian	Sandstone, shale, coal	American Electric Power
Leesville Field (OH)	-	-	-	Pennsylvanian	Sandstone, shale, coal	South Central Power Company
Springdale Field (PA)	-	-	-	Pennsylvanian	Sandstone, shale, coal	PPL Electric
Total Northern Appalachia	1,036	3,276	4,312
Illinois Basin
Taylorville Field (IL)	-	15,930	15,930	Pennsylvanian	Sandstone, shale, coal	American Illinois
Total Illinois Basin	-	15,930	15,930
Western Bituminous
Castle Valley Complex (UT)	-	1,516	1,516	Upper Cretaceous	Sandstone, shale, coal	Rocky Mountain Power
McClane Canyon Mine (CO)	18	848	866	Upper Cretaceous	Sandstone, shale, coal	Grand Valley Power
Total Western Bituminous	18	2,364	2,382
Grand Total	9,365	69,028	78,393

Non-Reserve Coal Deposits

The following table provides information on our non-reserve coal deposits as of December 31, 2019:

	Non-Reserve Coal Deposits
		Total Tons
Region	Total Tons	Owned	Leased
	(in million tons)
Central Appalachia	53.9	11.1	42.8
Northern Appalachia	74.3	69.5	4.8
Illinois Basin	32.9	-	32.9
Western Bituminous	29.6	-	29.6
Total	190.7	80.6	110.1
Percentage of total		42.27%	57.73%

Consistent with industry practice, we conduct only limited investigations of title to our coal properties prior to leasing. Title to lands and non-reserve coal deposits of the lessors or grantors and the boundaries of our leased priorities are not completely verified until we prepare to mine the coal.

Office Facilities

We lease office space at 424 Lewis Hargett Circle, Lexington, Kentucky for our executives and administrative support staff. We executed an amendment to this lease in 2018 to extend the lease term for five additional years to July 31, 2023. In addition, we lease a building primarily for our administrative support staff at 265 Hambley Boulevard, Pikeville, Kentucky, which lease expires March 31, 2021.

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

On September 23, 2019, we and Royal entered into a settlement agreement with Ronald Phillips under which Mr. Phillips was dismissed with prejudice from the lawsuit discussed above in consideration for, among other things, Mr. Phillip’s return for cancellation of up to 500,000 shares of common stock of Royal previously issued to Mr. Phillips and Mr. Phillips’ dismissal of an advancement action filed by him in reference to the lawsuit. In addition, the settlement provided for reimbursement of a portion of the legal fees claimed by Mr. Phillips and no admission of liability by any party.

Item 4. Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2019 is included as Exhibit 95.1 to this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our Limited Partnership Interests

Our common units continue to trade on the OTCQB Marketplace under the ticker symbol “RHNO.”

Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2019, we have suspended the cash distribution for our common units.

As of March 20, 2020, we had outstanding 13,078,668 common units, 1,143,171 subordinated units, 1,500,000 Series A preferred units, and a 0.4% general partner interest and incentive distribution rights (“IDRs”). As of March 20, 2020, Royal Energy Resources, Inc. (“Royal”) owned approximately 49.5% of our outstanding common units and 93.3% of our subordinated units and our general partner. Our general partner currently owns a 0.4% general partner interest in us and all of our IDRs.

As of March 20, 2020, there were 80 holders of record of our common units. The number of record holders does not include holders of units in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Beginning with the quarter ended June 30, 2015 we have suspended the cash distribution for our common units. For each of the quarters ended September 30, 2014 and December 31, 2014 and March 31, 2015, we announced cash distributions at levels lower than the minimum quarterly distribution. Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. We have accumulated arrearages at December 31, 2019 related to the common unit distribution of approximately $907.2 million. In addition, we have not paid any distributions on our subordinated units for any quarter after the quarter ended March 31, 2012. Our subordinated units do not accrue arrearages for unpaid distributions.

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

In September 2019, we entered into an asset purchase agreement and a coal supply asset purchase agreement related to our Pennyrile mining operation (“Pennyrile”) with a third party. Please read below for additional details. Our consolidated statements of operations have been retrospectively adjusted to reclassify our Pennyrile operations to discontinued operations for the years ended December 31, 2019 and 2018.

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

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia, the Illinois Basin and the Western Bituminous region. As of December 31, 2019, we controlled an estimated 277.6 million tons of proven and probable coal reserves, consisting of an estimated 171.1 million tons of steam coal and an estimated 106.5 million tons of metallurgical coal. In addition, as of December 31, 2019, we controlled an estimated 190.7 million tons of non-reserve coal deposits. Periodically, we retain outside experts to independently verify our coal reserve and our non-reserve coal deposit estimates. The most recent audit by an independent engineering firm of our coal reserve and non-reserve coal deposit estimates was completed by Marshall Miller & Associates, Inc. as of December 31, 2019, and covered a majority of the coal reserves and non-reserve coal deposits that we controlled as of such date. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves and non-reserve coal deposits going forward.

We operate underground and surface mines located in Kentucky, Ohio, Virginia, West Virginia and Utah. The number of mines that we operate will vary from time to time depending on a number of factors, including the existing demand for and price of coal, depletion of economically recoverable reserves and availability of experienced labor.

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

For the year ended December 31, 2019, we generated revenues from continuing operations of approximately $181.0 million and a net loss from continuing operations of approximately $47.6 million. For the year ended December 31, 2019, we produced approximately 3.2 million tons of coal from continuing operations and sold approximately 3.0 million tons of coal from continuing operations, approximately 82.0% of which were pursuant to long-term supply contracts.

Current Liquidity and Outlook

As of December 31, 2019, our available liquidity was $0.1 million. We also have a delayed draw term loan commitment in the amount of $25 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a financing agreement (“Financing Agreement”), which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. As of December 31, 2019, we had utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. We used approximately $17.3 million of the initial Financing Agreement net proceeds to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below. For more information about our Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

Beginning in the later part of the third quarter of 2019, we have experienced significantly weaker market demand and have seen prices move lower for the qualities of met and steam coal we produce. This downward price trend has been exacerbated by the recent coronavirus pandemic. In response to this reduced demand and to the significant health threats to our employees, on March 20, 2020, we temporarily idled production at several of our mines. We will continue to monitor conditions to ensure the health and welfare of our employees. We do not expect the idling of the coal production activities will affect our ability to fulfill current customer commitments, as loading and shipping crews will remain in place to ship coal from existing inventories.

If we continue to experience weak demand and prices continue to lower for our met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Financing Agreement. If we violate any of the covenants or restrictions in our Financing Agreement, including the fixed-charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our Lenders may not be willing to make any loans under the additional commitment available under our Financing Agreement. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our Lenders under our Financing Agreement, or they may declare an event of default and, after applicable specified cure periods, all amounts outstanding under the Financing Agreement would become immediately due and payable. Although we believe our Lenders are well secured under the terms of our Financing Agreement, there is no assurance that the Lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We are currently considering alternatives to address our liquidity and balance sheet issues, such as selling additional assets or seeking merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

As of December 31, 2019, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2019. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional financing to the extent needed to conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity in order to fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Recent Developments

Pennyrile Mine Complex (“Pennyrile”) Asset Purchase Agreement

On September 6, 2019, we entered into an Asset Purchase Agreement (the “Pennyrile APA”) with Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) pursuant to which we agreed to sell to Buyer all of the real property, permits, equipment and inventory and certain other assets associated with Pennyrile in exchange for approximately $3.7 million, subject to certain adjustments.

Pursuant to the Pennyrile APA, we retain liability for certain employee claims, subsidence claims arising from pre-closing mining operations, MSHA liabilities and certain other matters. The Pennyrile APA also provides that Buyer shall have the right to conduct diligence on the Pennyrile mine complex and may contest the fair market value of the purchased assets or the estimate of the costs of the assumed liabilities following such diligence investigation. In the event Buyer does contest such amounts, the parties will attempt to resolve the dispute and to the extent they cannot, will submit the matter to a third party to make a final determination with respect to such matters, and will adjust the purchase price accordingly.

The parties have made customary representations, warranties and covenants in the Pennyrile APA. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to a number of closing conditions, including, among others, the performance of applicable covenants and accuracy of representations and warranties and absence of material adverse changes in the condition of Pennyrile. The transaction was completed in the first quarter of 2020.

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

Discontinued Operations

The Pennyrile operating results for the year ended December 31, 2019 and 2018 are recorded as discontinued operations, including a $38.7 million impairment loss associated with the sale.

Blackjewel Assignment Agreement

On August 14, 2019, our wholly owned subsidiary Jewell Valley Mining LLC, entered into a general assignment and assumption agreement and bill of sale (the “Assignment Agreement”) with Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC (together, “Blackjewel”) to purchase certain assets from Blackjewel for cash consideration of $850,000 plus an additional royalty of $250,000 that is payable within one year from the date of the purchase, as well as the assumption of associated reclamation obligations. The assets that are subject of the Assignment Agreement consist of three underground mines in Virginia that were actively producing coal prior to Blackjewel’s filing for relief under Chapter 11 of the United States Bankruptcy Code, along with a preparation plant, rail loadout facility, related mineral and surface rights and infrastructure and certain purchase contracts to be assumed at our option. We resumed mining operations at two of the mines in the fourth quarter of 2019.

Settlement Agreement

On June 28, 2019, we entered into a settlement agreement with a third party which allows the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement required the third party to pay us $7.0 million in consideration. We received $4.2 million on July 3, 2019 and the balance of $2.8 million was received on January 2, 2020. We recorded a gain of $6.9 million during the second quarter of 2019 related to this settlement agreement.

Financing Agreement

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

On May 8, 2019, we entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the Lenders’ agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increased the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

On August 16, 2019, we entered into a fourth amendment (the “Fourth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with the Lenders. The Fourth Amendment provided a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, and extended the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On September 6, 2019, we entered into a fifth amendment (the “Fifth Amendment”). The Fifth Amendment (i) extended the maturity of the Financing Agreement to December 27, 2022, (ii) provided a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, (iii) extended the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modified certain definitions and concepts to account for our recent acquisition of properties from Blackjewel, (v) permitted the disposition of the Pennyrile mining complex and (vi) provided for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.0% of the amount of term loans made under the Financing Agreement that is payable at the maturity of the Financing Agreement.

On March 2, 2020, we entered into a sixth amendment (the “Sixth Amendment”) to the Financing Agreement. The Sixth Amendment, among other things, provides a consent by the Origination Agent to a $3.0 million delayed draw term loan and increases the lender exit fee payable by the Partnership to the Lenders upon the maturity date (or earlier termination or acceleration date) by an additional 1.0%.

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

Pursuant to our partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Since our distributions for the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015 were below the minimum level and we altogether suspended the distribution beginning with the quarter ended June 30, 2015, we have accumulated arrearages at December 31, 2019 related to the common unit distribution of approximately $907.2 million.

Asset Impairments-2019

We performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses during 2019. We identified two properties that were impaired based upon changes in market conditions, financing alternatives or other factors, specifically at our Rhino Eastern and Taylorville Mining undeveloped properties where market conditions related to any future development deteriorated in the fourth quarter of 2019. We determined that the probability of obtaining the financing required for these projects would be remote as of December 31, 2019. We recorded approximately $26.0 million of total asset impairment and related charges related to these undeveloped properties for the year ended December 31, 2019, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations. The $26.0 million impairment included a $17.9 million impairment related to future development of Rhino Eastern and an $8.1 million impairment related to future development of Taylorville Mining LLC.

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

We have historically sold a majority of our coal through supply contracts and anticipate that we will continue to do so. As of December 31, 2019, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons	Number of customers
	(in thousands)
2020	1,734	12
2021	400	3
2022	250	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of December 31, 2019, we have three reportable business segments: Central Appalachia, Northern Appalachia and Rhino Western. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Jewell Valley, which, as of December 31, 2019, together included five underground mines, three surface mines and four preparation plants and loadout facilities in eastern Kentucky, Virginia and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, includes one underground mine and one preparation plant and loadout facility as of December 31, 2019. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah. Our Other category is comprised of our ancillary businesses.

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

Summary. (Unless otherwise specified, the following discussion of the results of operations for the years ended December 31, 2019 and 2018 excludes operating results relating to Pennyrile. The Pennyrile operating results are recorded as discontinued operations in our consolidated statements of operations.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$178.9	$193.8	$(14.9)	(7.7%)
Other revenues	2.1	2.7	(0.6)	(22.7%)
Total revenues	181.0	196.5	(15.5)	(7.9%)
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	167.4	163.6	3.8	2.4%
Freight and handling costs	4.7	9.1	(4.4)	(47.7%)
Depreciation, depletion and amortization	14.5	14.4	0.1	0.2%
Selling, general and administrative (exclusive of DD&A shown separately above)	14.9	12.6	2.3	17.3%
Asset impairment and related charges	26.0	-	26.0	n/a
Loss/(Gain) on sale/disposal of assets	(6.7)	(3.3)	(3.4)	96.7%
(Loss)/Income from operations	(39.8)	0.1	(39.9)	(50026.1%)
Interest expense and other	(7.9)	(8.5)	0.6	(7.4%)
Interest income and other	0.1	0.1	-	(86.7%)
Total interest and other (income) expense	(7.8)	(8.4)	0.6	(6.8%)
Net (loss) from continuing operations	(47.6)	(8.3)	(39.3)	471.0%
Net (loss) from discontinued operations	(51.9)	(7.7)	(44.2)	574.8%
Net (loss)	$(99.5)	$(16.0)	(83.5)	520.8%

Total tons sold (in thousands except %)	2,989.8	3,310.0	(320.2)	(9.7%)
Coal revenues per ton	$59.84	$58.55	$1.29	2.2%
Cost of operations per ton	$56.00	$49.41	$6.59	13.3%

Other Financial Data
Adjusted EBITDA from continuing operations	$1.5	$19.4	$(17.9)	(92.5%)
Adjusted EBITDA from discontinued operations	$(7.2)	$0.2	$(7.4)	(3398.2%)
Adjusted EBITDA	$(5.7)	$19.6	$(25.3)	(129.5%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues. For the year ended December 31, 2019, our total revenues decreased to $181.0 million from $196.5 million for the year ended December 31, 2018. We sold approximately 3.0 million tons of coal during the year ended December 31, 2019, which was a decrease of 0.3 million tons, or a 9.7% decrease, from the 3.3 million tons of coal sold during the year ended December 31, 2018. The decrease in revenue and tons sold was primarily the result of decreased sales in Central Appalachia due to lower demand for met and steam coal produced in this region.

Cost of Operations. Total cost of operations increased by $3.8 million or 2.4% to $167.4 million for the year ended December 31, 2019 as compared to $163.6 million for the year ended December 31, 2018. Our cost of operations per ton was $56.00 for the year ended December 31, 2019, an increase of $6.59, or 13.3%, from the year ended December 31, 2018. The increase in cost of operations per ton was primarily due to the increase in cost of operations at our Northern Appalachia operations as we encountered adverse geological conditions during 2019. We also experienced an increase in the cost of labor at all of our segments and an increase in equipment maintenance at our Central Appalachia operations.

Freight and Handling. Total freight and handling cost decreased to $4.7 million for the year ended December 31, 2019 as compared to $9.1 million for the year ended December 31, 2018. The decrease in freight and handling costs was primarily the result of fewer export sales that require us to pay railroad transportation to the port of export. We also incurred $1.1million in demurrage charges during 2018 due to rail transportation constraints that caused shipments to be delayed to the port of export.

Depreciation, Depletion and Amortization. Total DD&A expense for the year ended December 31, 2019 was $14.5 million as compared to $14.4 million for the year ended December 31, 2018.

For the year ended December 31, 2019, our depreciation expense increased to $10.4 million compared to $10.3 million for the year ended December 31, 2018.

For the year ended December 31, 2019, our depletion expense decreased to $1.6 million compared to $1.7 million for the year ended December 31, 2018. This decrease is primarily due to the decrease in tons produced in 2019 compared to 2018.

For the year ended December 31, 2019, our amortization expense was approximately $2.5 million compared to $2.4 million for the year ended December 31, 2018.

Selling, General and Administrative. SG&A expense for the year ended December 31, 2019 increased to $14.9 million as compared to $12.6 million for the year ended December 31, 2018 primarily due to a $2.0 million expense recorded as the result of an agreement reached with a third party to assume the surety bonds associated with Sands Hill Mining LLC that had not been transferred from our bond portfolio by the purchaser of Sands Hill Mining LLC as required by the sale agreement executed with the purchaser in November 2017.

Interest Expense. Interest expense for the year ended December 31, 2019 decreased to $7.9 million as compared to $8.5 million for the year ended December 31, 2018. This decrease was primarily due to the lower average outstanding debt balance and a lower effective interest rate on our Financing Agreement during 2019.

Net Loss. Net loss was approximately $47.6 million for the year ended December 31, 2019 compared to a net loss of approximately $8.3 million for the year ended December 31, 2018. The net loss for the year ended December 31, 2019 was primarily the result of $26.0 million in asset impairments. The asset impairments and related charges included a $17.9 million impairment related to future development of Rhino Eastern and an $8.1 million impairment related to future development of Taylorville Mining LLC (please read —“Asset Impairments-2019” above for additional discussion). In addition to the asset impairments, we also experienced a decrease in total revenue of $15.5 million primarily due to fewer tons of coal sold from our Central Appalachia mining operation.

Adjusted EBITDA. Adjusted EBITDA from continuing operations decreased to $1.5 million for the year ended December 31, 2019 as compared to $19.4 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA during the year ended December 31, 2019 was primarily due to the decrease in revenue discussed above and an increase in labor costs across all segments. Including net loss from discontinued operations of approximately $51.9 million, which related to our Pennyrile Energy operation sold in September 2019, our net loss was $99.5 million and Adjusted EBITDA was $(5.7) million for the year ended December 31, 2019. Including net loss from discontinued operations of $7.7 million, which also related to our Pennyrile Energy operation, our net loss was $16.0 million and Adjusted EBITDA was $19.6 million for the year ended December 31, 2018.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the years ended December 31, 2019 and 2018:

Central Appalachia	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$115.7	$139.4	$(23.7)	(17.0%)
Freight and handling revenues	-	-	-	n/a
Other revenues	0.4	0.3	0.1	20.2%
Total revenues	116.1	139.7	(23.6)	(16.9%)
Coal revenues per ton	$79.11	$74.78	$4.33	5.8%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	109.5	112.1	(2.6)	(2.4%)
Freight and handling costs	3.5	9.1	(5.6)	(60.7%)
Depreciation, depletion and amortization	8.1	8.7	(0.6)	(7.8%)
Selling, general and administrative costs	0.2	0.9	(0.7)	(80.4%)
Asset impairment and related charges	17.9	-	17.9	n/a
Cost of operations per ton	$74.89	$60.16	$14.73	24.5%
Net income from continuing operations	(16.2)	8.8	(25.0)	(284.2%)
Adjusted EBITDA from continuing operations	9.8	18.3	(8.5)	(46.6%)
Tons sold (in thousands except %)	1,462.1	1,864.1	(402.0)	(21.6%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment decreased by approximately 21.6% to approximately 1.5 million tons for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a decrease in demand for met and steam coal tons from this region.

Coal revenues decreased by approximately $23.7 million, or 17.0%, to approximately $115.7 million for the year ended December 31, 2019 from approximately $139.4 million for the year ended December 31, 2018. This decrease was primarily due to the decrease in demand for met and steam coal tons sold from this region. Coal revenues per ton for our Central Appalachia segment increased by $4.33, or 5.8%, to $79.11 per ton for the year ended December 31, 2019 as compared to $74.78 for the year ended December 31, 2018. This increase was primarily due to the increase in contracted sale prices for our met and steam coal from this region.

Cost of operations decreased by $2.6 million, or 2.4%, to $109.5 million for the year ended December 31, 2019 from $112.1 million for the year ended December 31, 2018. Our cost of operations per ton of $74.89 for the year ended December 31, 2019 increased 24.5% compared to $60.16 per ton for the year ended December 31, 2018. Total cost of operations per ton increased in Central Appalachia due to the decrease in coal tons sold resulting in fixed costs being allocated to fewer tons during 2019. We also experienced an increase in labor and maintenance costs in this region during 2019 compared to 2018.

Total freight and handling cost decreased to $3.5 million for the year ended December 31, 2019 from approximately $9.1 million for the year ended December 31, 2018. The decrease in freight and handling costs was primarily the result of fewer export sales that require us to pay railroad transportation to the port of export during 2019. We also incurred $1.1 in demurrage charges during 2018 due to rail transportation constraints that caused shipments to be delayed to the port of export.

For our Central Appalachia segment, net loss was approximately $16.2 million for the year ended December 31, 2019, a decrease of $25.0 million in net income as compared to the year ended December 31, 2018. The net loss was impacted by the $17.9 million asset impairment charge related to Rhino Eastern properties as discussed earlier and the decrease in coal revenues during 2019.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the years ended December 31, 2019 and 2018, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Year ended December 31, 2019	Year ended December 31, 2018	Increase (Decrease) %*
Met coal tons sold	701.3	873.9	(19.8%)
Steam coal tons sold	760.8	990.2	(23.2%)
Total tons sold	1,462.1	1,864.1	(21.6%)

Met coal revenue	$73,284	$87,015	(15.8%)
Steam coal revenue	$42,384	$52,380	(19.1%)
Total coal revenue	$115,668	$139,395	(17.0%)

Met coal revenues per ton	$104.50	$99.57	5.0%
Steam coal revenues per ton	$55.71	$52.90	5.3%
Total coal revenues per ton	$79.11	$74.78	5.8%

Met coal tons produced	524.4	515.5	1.7%
Steam coal tons produced	1,079.7	1,229.3	(12.2%)
Total tons produced	1,604.1	1,744.8	(8.1%)

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Northern Appalachia	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$23.8	$18.2	$5.6	30.5%
Freight and handling revenues	-	-	-	n/a
Other revenues	1.6	2.2	(0.6)	(25.8%)
Total revenues	25.4	20.4	5.0	24.4%
Coal revenues per ton	$48.31	$43.05	$5.26	12.2%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	30.8	23.5	7.3	31.2%
Freight and handling costs	1.2	-	1.2	n/a
Depreciation, depletion and amortization	1.7	1.2	0.5	42.2%
Selling, general and administrative costs	0.1	0.2	(0.1)	(55.8%)
Cost of operations per ton	$62.63	$55.48	$7.15	12.9%
Net (loss) from continuing operations	(8.4)	(4.4)	(4.0)	89.3%
Adjusted EBITDA from continuing operations	(6.7)	(3.1)	(3.6)	115.7%
Tons sold (in thousands except %)	492.6	423.6	69.0	16.3%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 16.3% for the year ended December 31, 2019 compared to the year ended December 31, 2018 as we experienced increased demand for coal from this region.

Coal revenues were approximately $23.8 million for the year ended December 31, 2019, an increase of approximately $5.6 million, or 30.5%, from approximately $18.2 million for the year ended December 31, 2018. Coal revenues per ton increased by $5.26 or 12.2% to $48.31 per ton for the year ended December 31, 2019, as compared to $43.05 for the year ended December 31, 2018, which was primarily due to an increase in contracted sale prices for tons sold from our Hopedale complex compared to the prior year.

Cost of operations increased by $7.3 million, or 31.2%, to $30.8 million for the year ended December 31, 2019 from $23.5 million for the year ended December 31, 2018. Our cost of operations per ton was $62.63 for the year ended December 31, 2019, an increase of $7.15, or 12.9%, compared to $55.48 for the year ended December 31, 2018. The increase in total cost of operations and cost of operations per ton was primarily the result of adverse geological conditions we encountered during 2019. We also experienced an increase in operating expenses including labor, maintenance, roof support and contract services.

Net loss in our Northern Appalachia segment was $8.4 million for the year ended December 31, 2019 compared to net loss of $4.4 million for the year ended December 31, 2018. The increase in net loss for the year ended December 31, 2019 was primarily due to the increase in the cost of operations partially offset by the increase in contracted sale prices of tons sold compared to the same period in 2018.

Rhino Western	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$39.4	$36.2	$3.2	9.0%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	39.4	36.2	3.2	8.9%
Coal revenues per ton	$38.10	$35.40	$2.70	7.6%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	29.8	30.5	(0.7)	(2.3%)
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	4.3	4.1	0.2	5.8%
Selling, general and administrative costs	0.1	0.1	-	(44.9%)
Cost of operations per ton	$28.77	$29.80	$(1.03)	(3.5%)
Net income from continuing operations	4.5	1.4	3.1	223.6%
Adjusted EBITDA from continuing operations	9.6	5.5	4.1	75.1%
Tons sold (in thousands except %)	1,035.1	1,022.3	12.8	1.3%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment increased by approximately 1.3% for the year ended December 31, 2019 compared to the same period in 2018.

Coal revenues increased by approximately $3.2 million, or 9.0%, to approximately $39.4 million for the year ended December 31, 2019 from approximately $36.2 million for the year ended December 31, 2018. Coal revenues per ton for our Rhino Western segment increased by $2.70 or 7.6% to $38.10 per ton for the year ended December 31, 2019 as compared to $35.40 per ton for the year ended December 31, 2018 due to higher contracted sale prices.

Cost of operations decreased by $0.7 million, or 2.3%, to $29.8 million for the year ended December 31, 2019 from $30.5 million for the year ended December 31, 2018. Our cost of operations per ton was $28.77 for the year ended December 31, 2019, a decrease of $1.03, or 3.5%, compared to $29.80 for the year ended December 31, 2018. Total cost of operations and cost of operations per ton decreased slightly for the year ended December 31, 2019 compared to 2018 primarily due to lower operating costs.

Net income in our Rhino Western segment was $4.5 million for the year ended December 31, 2019, compared to net income of $1.4 million for the year ended December 31, 2018. This increase in net income was primarily the result of higher contracted sale prices for tons sold at our Castle Valley operation.

Other	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	% *
	(in millions, except per ton data and %)

Coal revenues	$-	$-	n/a	n/a
Freight and handling revenues	-	-	n/a	n/a
Other revenues	0.1	0.2	$(0.1)	(70.2%)
Total revenues	0.1	0.2	(0.1)	(70.2%)
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(2.7)	(2.5)	(0.2)	5.0%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	0.4	0.4	-	(12.4%)
Selling, general and administrative costs	14.5	11.4	3.1	27.5%
Asset impairment and related charges	8.1	-	8.1	n/a
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net (loss) from continuing operations	(27.5)	(14.1)	(13.4)	95.7%
Adjusted EBITDA from continuing operations	(11.2)	(1.3)	(9.9)	759.2%
Tons sold (in thousands except %)	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

Other revenues for our Other category were $0.1 million for the year ended December 31, 2019 compared to approximately $0.2 million for the year ended December 31, 2018.

For the Other category, we had net loss from continuing operations of $27.5 million for the year ended December 31, 2019 as compared to net loss from continuing operations of $14.1 million for the year ended December 31, 2018. Net loss for the year ended December 31, 2019 was impacted by the $8.1 million asset impairment charge related to Taylorville Mining LLC and the $2.0 million SG&A expense discussed above.

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

	Central	Northern	Rhino	Illinois
Year ended December 31, 2019	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss)	$(16.2)	$(8.4)	$4.5	$-	$(27.5)	$(47.6)
Plus:
DD&A	8.1	1.7	4.3	-	0.4	14.5
Interest expense	-	-	-	-	7.9	7.9
EBITDA from continuing operations†	$(8.1)	$(6.7)	$8.8	$-	$(19.2)	$(25.2)
Plus: Non-cash asset impairment (1)	17.9	-	-	-	8.1	26.0
Plus: Loss from sale of non-core assets (2)	-	-	0.8	-	-	0.8
Adjusted EBITDA from continuing operations	9.8	(6.7)	9.6	-	(11.2)	1.5
EBITDA from discontinued operations	-	-	-	(45.9)	-	(45.9)
Plus: Loss on impairment of assets (3)	-	-	-	38.7	-	38.7
Adjusted EBITDA	$9.8	$(6.7)	$9.6	$(7.2)	$(11.2)	$(5.7)

	Central	Northern	Rhino	Illinois
Year ended December 31, 2018	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income	$8.8	$(4.4)	$1.4	$-	$(14.1)	$(8.3)
Plus:						-
DD&A	8.7	1.2	4.1	-	0.4	14.4
Interest expense	-	-	-	-	8.5	8.5
EBITDA from continuing operations†	$17.5	$(3.2)	$5.5	$-	$(5.2)	$14.6
Plus: Provision for doubtful accounts (4)	0.8	0.1	-	-	-	0.9
Plus: Cumulative effect from adoption of ASU 2016-01 (5)	-	-	-	-	3.7	3.7
Plus: Mark-to-market adjustment -unrealized loss	-	-	-	-	0.2	0.2
Adjusted EBITDA from continuing operations†	$18.3	$(3.1)	$5.5	$-	$(1.3)	$19.4
EBITDA from discontinued operations	-	-	-	0.2	-	0.2
Adjusted EBITDA	$18.3	$(3.1)	$5.5	$0.2	$(1.3)	$19.6

	For the Year Ended December 31,
	2019	2018
	(in millions)
Net cash (used in)/provided by operating activities	$(11.4)	$18.6
Plus:
Gain on sale of assets	6.7	3.4
Interest expense	7.9	8.5
Decrease in deferred revenue	-	-
Less:
Decrease in net operating assets	4.1	10.2
Mark-to-market adjustment - unrealized loss	-	0.2
Amortization of advance royalties	1.6	0.6
Amortization of debt discount	0.4	0.4
Amortization of debt issuance costs	2.0	1.8
Increase in provision for doubtful accounts (4)	-	0.9
Loss on sale of assets	-	-
Loss on impairment of assets	64.7	-
Loss on retirement of advance royalties	0.3	0.1
Equity based compensation	-	0.2
Accretion on asset retirement obligations	1.3	1.3
EBITDA†	(71.2)	14.8
Plus: Loss from sale of non-core assets (2)	0.8
Plus: Cumulative effect from adoption of ASU 2016-01 (5)	-	3.7
Plus: Non-cash bad debt expense	-	0.9
Plus: Mark-to-market adjustment -unrealized loss	-	0.2
Plus: Loss on asset impairments (1)(3)	64.7	-
Adjusted EBITDA	(5.7)	19.6
Less: Adjusted EBITDA from discontinued operations	(7.2)	0.2
Adjusted EBITDA from continuing operations	$1.5	$19.4

†	Calculated based on actual amounts and not the rounded amounts presented in this table.

*	Totals may not foot due to rounding.

(1)	During the year ended December 31, 2019, we recorded asset impairment charges of $26.0 million, including a $17.9 million impairment related to future development of Rhino Eastern and $8.1 million related to the future development of Taylorville Mining LLC.

(2)	During the year ended December 31, 2019, we sold parcels of land owned in western Colorado for proceeds less than our carrying value of the land that resulted in losses of approximately $0.8 million. This land is a non-core asset that we chose to monetize despite the loss incurred.

(3)	We recorded an impairment loss of $38.7 million associated with the sale of our Pennyrile assets for year ended December 31, 2019. The impairment loss of $38.7 million is recorded in discontinued operations for the year ended December 31, 2019.

(4)	During the year ended December 31, 2018, we recorded provisions for doubtful accounts of approximately $0.9 million, which primarily related to a small number of customers in Central Appalachia.

(5)	During the year ended December 31, 2018, the gain recognized from the sales of our TUSK stock was impacted by the adoption of ASU 2016-01, which resulted in $3.7 million of economic benefit being reclassified to equity from Other Comprehensive Income instead of being recognized in net income.

We believe that the isolation and presentation of these specific items to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of these items provide investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of these items provide investors with enhanced comparability to prior and future periods of our operating results.

Liquidity and Capital Resources

Liquidity

As of December 31, 2019, our available liquidity was $0.1 million. We also have a delayed draw term loan commitment in the amount of $25 million contingent upon the satisfaction of certain conditions precedent specified in the financing agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. As of December 31, 2019, we had utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. We used approximately $17.3 million of the initial Financing Agreement net proceeds to repay all amounts outstanding and terminate the amended and restated credit agreement with PNC Bank, National Association, as Administrative Agent. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

Beginning in the later part of the third quarter of 2019, we have experienced significantly weaker market demand and have seen prices move lower for the qualities of met and steam coal we produce. This downward price trend has been exacerbated by the recent coronavirus pandemic. In response to this reduced demand and to the significant health threats to our employees, on March 20, 2020, we temporarily idled production at several of our mines. We will continue to monitor conditions to ensure the health and welfare of our employees. We do not expect the idling of the coal production activities will affect our ability to fulfill current customer commitments, as loading and shipping crews will remain in place to ship coal from existing inventories.

If we continue to experience weak demand and prices continue to lower for our met and steam coal, we may not be able to continue to give the required representations or meet all of the covenants and restrictions included in our Financing Agreement. If we violate any of the covenants or restrictions in our Financing Agreement, including the fixed-charge coverage ratio, some or all of our indebtedness may become immediately due and payable, and our Lenders may not be willing to make any loans under the additional commitment available under our Financing Agreement. If we are unable to give a required representation or we violate a covenant or restriction, then we will need a waiver from our Lenders under our Financing Agreement, or they may declare an event of default and, after applicable specified cure periods, all amounts outstanding under the Financing Agreement would become immediately due and payable. Although we believe our Lenders are well secured under the terms of our Financing Agreement, there is no assurance that the Lenders would agree to any such waiver. Failure to obtain financing or to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We are currently considering alternatives to address our liquidity and balance sheet issues, such as selling additional assets or seeking merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

As of December 31, 2019, we are unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing our Annual Report on Form 10-K and thus substantial doubt is raised about our ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2019. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional financing to the extent needed to conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

We evaluated our Financing Agreement at December 31, 2019 to determine whether the debt liability should be classified as a long-term or current liability on our consolidated statements of financial position. We determined that we were in violation of certain debt covenants in the financing agreement as of December 31, 2019 and the Lenders were unwilling to grant a waiver to us for these events of default as of the filing date of this Form 10-K. The Financing Agreement contains negative covenants that restrict our ability to, among other things, permit the trailing nine month fixed charge coverage ratio of us and our subsidiaries to be less than 1.20 to 1.00. The Financing Agreement also requires us to receive an annual unqualified audit opinion from our external audit firm that does not include an emphasis paragraph on our ability to continue as a going concern. As of December 31, 2019, our fixed charge coverage ratio was less than 1.20 to 1.00 and our annual report on Form 10-K includes an audit opinion from our external auditors that includes an emphasis paragraph regarding our ability to continue as a going concern. Based upon these covenant violations, our debt liability is currently callable by the Lenders and we reclassified the debt liability as current.

Debt issuance costs related to the debt liability have also been reclassified to current. However, since we are currently in negotiations with our Lenders, we have not changed the amortization period of these costs. Included in debt costs are the exit fees described further in Note 11, which absent a waiver, are also callable with the accompanying debt as of December 31, 2019. (Please read Note 11 for additional discussion of our financing agreement).

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity in order to fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash used in operating activities was $11.4 million for the year ended December 31, 2019 as compared net cash provided by operating activities of $18.6 million for the year ended December 31, 2018. This decrease in cash provided by operating activities was primarily the result of higher net loss and negative working capital changes, including increases in our inventory during the fourth quarter of 2019 due to the weak coal market conditions.

Net cash provided by investing activities was $1.6 million for the year ended December 31, 2019 as compared to net cash used in investing activities of $7.6 million for the year ended December 31, 2018. The decrease in cash used in investing activities was primarily due to lower capital expenditures in 2019 compared to 2018.

Net cash provided by financing activities was $3.7 million for the year ended December 31, 2019, which was primarily attributable to proceeds from our Financing Agreement and other debt partially offset by payment of the distribution on the Series A preferred units and repayments of other debt. Net cash used in financing activities was $26.0 million for the year ended December 31, 2018, which was primarily attributable to payments on debt, deposits paid on our workers’ compensation and surety bond programs and payment of the distribution on the Series A preferred units partially offset by proceeds from our Financing Agreement.

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

Actual maintenance capital expenditures for the year ended December 31, 2019 were approximately $7.8 million. These amounts were primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the year ended December 31, 2019 were approximately $6.3 million, which were primarily related to expenditures at our new Jewell Valley mines. For the year ended December 31, 2020, we have budgeted $10 million to $12 million for maintenance capital expenditures and $1 million to $2 million for expansion capital expenditures.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement, pursuant to which the Lenders agreed to provide us with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). As of December 31, 2019, we have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. Loans made pursuant to the Financing Agreement are secured by substantially all of our assets. The Financing Agreement originally had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

On April 17, 2018, we amended our Financing Agreement to allow for certain activities, including a sale leaseback of certain pieces of equipment, the extension of the due date for lease consents required under the Financing Agreement to June 30, 2018 and the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provided that the Partnership could sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. We reduced our outstanding debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, we entered into a consent $5.0 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, we entered into a consent with our Lenders related to the Financing Agreement. The consent included the Lenders’ agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

On December 20, 2018, we entered into a limited consent and Waiver to the Financing Agreement. The Waiver related to sales of certain real property in Western Colorado, the net proceeds of which were required to be used to reduce our debt under the Financing Agreement. As of the date of the Waiver, we had sold 9 individual lots in smaller transactions. Rather than transmitting net proceeds with respect to each individual transaction, we agreed with the Lenders in principle to delay repayment until an aggregate payment could be made at the end of 2018. On December 18, 2018, we used the sale proceeds of approximately $379,000 to reduce the debt. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by us until a later date to be determined by the Lenders.

On February 13, 2019, we entered into a second amendment to the Financing Agreement. The Amendment provided the Lender’s consent for us to pay a one-time cash distribution on February 14, 2019 to the Series A Preferred Unitholders not to exceed approximately $3.2 million. The Amendment allowed us to sell our remaining shares of Mammoth Energy Services, Inc. and utilize the proceeds for payment of the one-time cash distribution to the Series A Preferred Unitholders and waived the requirement to use such proceeds to prepay the outstanding principal amount outstanding under the Financing Agreement. The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of us failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment included an amendment fee of approximately $0.6 million payable by us on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

On May 8, 2019, we entered into Third Amendment to the Financing Agreement. The Third Amendment included the Lender’s agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increased the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

On August 16, 2019, we entered into the Fourth Amendment to the Financing Agreement originally executed on December 27, 2017 with the Lenders. The Fourth Amendment provides a $5.0 million term loan provided by the Lenders to us under the delayed draw feature of the Financing Agreement, and extended the period by which an applicable premium payable to the Lenders will be calculated to the final maturity date.

On September 6, 2019, we entered into the Fifth Amendment to the Financing Agreement. The Fifth Amendment (i) extended the maturity of the Financing Agreement to December 27, 2022, (ii) provided us with a $5.0 million term loan provided by the Lenders under the delayed draw feature of the Financing Agreement, (iii) extended the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modified certain definitions and concepts to account for our recent acquisition of properties from Blackjewel, (v) permitted the disposition of the Pennyrile mining complex and (vi) provided for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.0% of the amount of term loans made under the Financing Agreement that is payable upon the maturity of the Financing Agreement.

On March 2, 2020, we entered into a sixth amendment (the “Sixth Amendment”) to the Financing Agreement. The Sixth Amendment, among other things, provides a consent by the Origination Agent to a $3.0 million delayed draw term loan and increases the lender exit fee payable by the Partnership to the Lenders upon the maturity date (or earlier termination or acceleration date) by an additional 1.0%.

At December 31, 2019, $27.5 million was outstanding under the financing agreement at a variable interest rate of Libor plus 10.00% (11.80% at December 31, 2019), $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (11.74% at December 31, 2019) and $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (11.71% at December 31, 2019).

Common Unit Warrants

On December 27, 2017, we entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 Common Unit Warrants at an exercise price of $1.95 per unit, which was the closing price of our units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Rhino common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of Rhino’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable.

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

As of December 31, 2019, we had $7.9 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $41.6 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $4.9 million serves as collateral for our self-insured workers’ compensation program. Of the $41.6 million of surety bonds, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. We can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify us for damages, including reclamation liabilities, pursuant to the agreements governing the sales of this entity, we may not be successful in obtaining any indemnity or any amounts received may be inadequate. See Part I “Business—Regulation and Laws—Surety Bonds.”

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

We performed a comprehensive review of our current coal mining operations as well as potential future development projects to ascertain any potential impairment losses during 2019. We identified two properties that were impaired based upon changes in our strategic plans, market conditions or other factors, specifically at our Rhino Eastern and Taylorville Mining undeveloped properties where market conditions related to any future development deteriorated in the fourth quarter of 2019. We determined that the probability of obtaining the financing required for these projects would be remote as of December 31, 2019. We recorded approximately $26.0 million of total asset impairment and related charges related to these undeveloped properties for the year ended December 31, 2019, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations. The $26.0 million impairment included a $17.9 million impairment related to future development of Rhino Eastern and an $8.1 million impairment related to future development of Taylorville Mining LLC.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow, and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2019 were calculated with discount rates that ranged from 11.4% to 12.6%. Changes in the asset retirement obligations for the year ended December 31, 2018 were calculated with discount rates that ranged from 10.6% to 12.1%. The discount rates changed from previous years due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.2% for 2019 and 2.3% for 2018.

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

Revenue Recognition

We adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts recorded in our financial statements (See Note 19 to the consolidated financial statements included elsewhere in this annual report for additional discussion). Most of our revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable and the title or risk of loss has passed in accordance with the terms of the sales agreement. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

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

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and notes thereto required for this Item are set forth on pages F-1 to F-32 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures.

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2019 at the reasonable assurance level. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management of Rhino Resource Partners LP

We are managed and operated by the board of directors and executive officers of our general partner, Rhino GP LLC. Employees of our general partner devote substantially all of their time and effort to our business. As the owner of our general partner, Royal Energy Resources, Inc. (“Royal”) has the right to appoint members of the board of directors of our general partner, including the independent directors. Our unitholders are not entitled to elect our general partner or its directors or otherwise directly participate in our management or operation. Our general partner owes certain fiduciary duties to our unitholders as well as a fiduciary duty to its owners. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our general partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse.

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

Executive Officers and Directors

The following table shows information for the executive officers and directors of our general partner as of March 20, 2020:

Name	Age (as of 12/31/2019)	Position With Our General Partner
William Tuorto*	50	Executive Chairman and Chairman of the Board of Directors
Richard A. Boone*	65	President, Chief Executive Officer and Director
Wendell S. Morris*	52	Senior Vice President and Chief Financial Officer
Reford C. Hunt	46	Senior Vice President and Chief Administrative Officer
Whitney C. Kegley*	44	Vice President, Secretary and General Counsel
Brian T. Aug	48	Vice President of Sales
Douglas Holsted	59	Director
Michael Thompson**	50	Director
David Hanig**	44	Director
Lazaros Nikeas (2)	43	Former Director
Brian Hughs (1)	42	Former Director

*	Officers of Royal.
**	Independent director.
(1)	Mr. Hughs submitted his resignation as a director of the board of our general partner as of April 30, 2019.
(2)	Mr. Nikeas submitted his resignation as a director of the board of our general partner as of January 13, 2020.

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

Meetings; Committees of the Board of Directors

The board of directors of our general partner held quarterly meetings during the year ended December 31, 2019. All of the directors serving during 2019 attended each meeting. The board of directors of our general partner has an audit committee, a conflicts committee and a compensation committee.

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

Compensation Committee

The compensation committee of our general partner consists of Messrs. Tuorto and Boone and operates pursuant to a written charter. This committee establishes salaries, incentives and other forms of compensation for officers and other employees. The compensation committee also administers our incentive compensation and benefit plans.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2019, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as described below.

The Form 4 reports relating to the market purchases of Partnership units during June, August, September, and October of 2019 by Mr. Tuorto were filed after the applicable due date.

Item 11. Executive Compensation

Introduction

For 2019, we are reporting as a smaller reporting company due to our market capitalization. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures with respect to our named executive officers. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers.

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

In 2019, the named executive officers of our general partner were:

●	William Tuorto—Executive Chairman and Chairman of our Board of Directors;

●	Richard A. Boone—President, Chief Executive Officer and Director;

●	Reford C. Hunt— Senior Vice President and Chief Administrative Officer.

With respect to the compensation disclosures and the tables that follow, these individuals are referred to as the “named executive officers.”

Summary Compensation Table

The following table sets forth the cash and other compensation earned by each of our named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)(2)	Unit Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
William Tuorto	2019	455,000	217,500	-	11,200	683,700
Executive Chairman and Director	2018	455,000	217,500	31,251	11,000	714,751

Richard A. Boone	2019	300,000	-	-	15,265	315,265
President, Chief Executive Officer and Director	2018	300,000	30,000	31,251	14,106	375,357

Reford C. Hunt	2019	305,000	-	-	15,674	320,674
Vice President and Chief Administrative Officer	2018	298,077	-	-	15,716	313,793

(1)	The salary column also reflects $20,000 in director fees paid to Mr. Tuorto with respect to the 2019 year. Further details regarding our director compensation program is provided below.

(2)	For each individual, the bonus amount reflects the annual cash bonus awarded to each of the named executive officers per the terms of their employment agreements, which are described further below.

(3)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of awards granted under the Rhino Long-Term Incentive Plan (the “LTIP”), computed in accordance with FASB ASC Topic 718. All phantom unit awards granted during the 2016 year were fully vested on the date of grant. We did not grant equity awards to our named executive officers during the 2018 year in their employee capacity, although Messrs. Tuorto and Boone received an equity award for their services on our Board during the 2018 fiscal year. Further details regarding our director compensation program is provided below.

(4)	Amounts reflect, as applicable with respect to the named executive officers and as provided in the supplemental table below, the use of a company provided automobile and employer contributions to the 401(k) Plan. The value of automobile use is calculated as the monthly lease payment paid by us on behalf of the executive multiplied by the monthly percentage of personal use of the automobile by the executive.

Name	Automobile Use	Employer Contribution to Rhino 401(k) Plan
William Tuorto	$-	$11,200
Richard A. Boone	4,065	11,200
Reford C. Hunt	4,474	11,200

Narrative Discussion of Summary Compensation Table

Employment Agreements

We have entered into employment agreements with each of the named executive officers. Our employment agreements may be terminated earlier in accordance with the terms of the applicable agreement or extended by mutual agreement of the parties. We entered into an employment agreement amendment with Mr. Tuorto effective January 1, 2018 that increased his annual base salary to $435,000. Mr. Boone received an annual base salary of $300,000 and Mr. Hunt received an annual base salary of $305,000 for 2019. Although our annual bonus program is ultimately a discretionary bonus program, the named executive officers’ employment agreements set forth guidelines and general target amounts for each executive based on a percentage of base salary. The target bonus percentage for Messrs. Tuorto, Boone and Hunt was 100%, 100% and 40%, respectively. Effective January 1, 2020, we entered into employment agreement amendments with Messrs. Boone and Hunt to extend their employment period to December 31, 2020.

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

Unit and Phantom Unit Awards

Certain named executives received discretionary awards of phantom units years prior to 2016 in respect of the prior fiscal year’s performance. These phantom unit awards were designed to vest in equal annual installments over a 36-month period (i.e., approximately 33.3% vest at each annual anniversary of the date of grant), provided the named executive officer remained an employee continuously from the date of grant through the applicable vesting date. The phantom units were designed to become fully vested upon a change in control or in the event that the named executive officer’s employment was terminated due to disability or death. In addition, if the named executive officer’s employment was terminated by us without cause or by the executive for good reason, the vesting of those phantom units scheduled to vest in the 12 month period following such termination would have been accelerated to the officer’s termination date. While a named executive officer holds unvested phantom units, he is entitled to receive DER credits that will be paid in cash upon vesting of the associated phantom units (and will be forfeited at the same time the associated phantom units are forfeited). No phantom units were held the named executive officers during 2019 or 2018.

Outstanding Equity Awards at Fiscal Year End

Our named executives did not have any outstanding equity awards as of December 31, 2019.

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

In 2018, in connection with his appointment as its Chief Executive Officer and principal executive officer, Mr. Boone entered into an employment agreement with Royal. The Royal employment agreement provides Mr. Boone with an annual base salary of $50,000, and states that Mr. Boone will be expected to allocate his business time to Royal and to us in proportion to the base salary he is paid at each entity. Mr. Boone’s employment agreement allows him to serve as Royal’s Chief Executive Officer.

LTIP Phantom Unit Awards

Messrs. Boone and Hunt have periodically held awards of phantom units as previously described in the section above titled “—Narrative Discussion of Summary Compensation Table—Phantom Unit Awards,” although as of December 31, 2019 none of our named executive officers held outstanding phantom unit awards.

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

Director Compensation

We provide compensation to the directors of the board of directors of our general partner, including a $20,000 annual base director fee and a grant of that number of common units having a grant date value of approximately $31,250 (except for a value of $62,500 for our independent directors) based on the preceding 10-day average price per unit). In addition, the chairs of the audit committee and conflicts committee receive a $30,000 fee, the chair of any other committee (including the compensation committee) receives a $10,000 fee, audit committee and conflicts committee members receive a $20,000 fee and the other committee members receive a $5,000 fee, for their service in such roles each year. Each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees, and each director is fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

The following table provides information concerning the compensation of our directors for the fiscal year ended December 31, 2019. All compensation for fiscal year 2019 provided to Messrs. Tuorto and Boone in their capacity as directors has been reflected within the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)
Douglas Holsted	$20,000	$-	$20,000
Michael Thompson	$87,500	$-	$87,500
David Hanig	$70,000	$-	$70,000
Lazaros Nikeas (3)	$23,261	$-	$23,261
Brian Hughs (4)	$10,000	$-	$10,000

(1)	Includes annual base director fee, committee membership fees, and committee chair fees for each non-employee director as more fully explained in the preceding paragraphs.

(2)	The amounts reported in the “Unit Awards” column reflect the aggregate grant date fair value of the awards granted in fiscal 2019, computed in accordance with FASB ASC Topic 718. See Note 2 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(3)	Mr. Nikeas submitted his resignation as a director of the board of our general partner as of January 13, 2020.

(4)	Mr. Hughs submitted his resignation as a director of the board of our general partner as of April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of common units, subordinated units and Series A preferred units as of March 20, 2020 of Rhino Resource Partners LP for:

●	beneficial owners of more than 5% of our common, subordinated and Series A preferred units;

●	each director, director nominee and named executive officer; and

●	all of our directors and executive officers as a group.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Series A Preferred Beneficially Owned	Percentage of Series A preferred units Beneficially Owned
Royal Energy Resources, Inc.(1) (2) (3)	6,468,873	49.5%	1,066,696	93.3%	—	—
Weston Energy LLC (4)	—	—	—	—	1,500,000	100.0%
William Tuorto(1)(3)	6,586,272	50.4%	1,066,696	93.3%	—	—
Rhino Resource Partners Holdings (4)	5,000,000	38.2%	—	—	—	—
Douglas Holsted (5)	33,890	*	—	—	—	—
Richard A. Boone (5)	68,521	*	—	—	—	—
Reford C. Hunt (5)	—	—	—	—	—	—
Michael Thompson (5)	67,779	*	—	—	—	—
David Hanig (5)	43,577	*	—	—	—	—
All executive officers and directors as a group (6 persons)	6,800,039	52.0%	—	0.0%

*	Represents less than 1% of the total.

(1)	6,468,873 common units and 1,066,696 of the subordinated units shown as beneficially owned by William Tuorto, reflect common units and subordinated units owned of record by Royal. William Tuorto serves as a director of Royal and as such may be deemed to share beneficial ownership of the units beneficially owned by Royal, but disclaims such beneficial ownership to the extent such beneficial ownership exceeds its pecuniary interests.

(2)	Royal has 5,000,000 Rhino units pledged as collateral for a note payable of $1.5 million.

(3)	The address for this person or entity is 56 Broad Street, Suite 2, Charleston, South Carolina 29401.

(4)	The address for this person or entity is 410 Park Avenue, 19th Floor, New York, New York 10022.

(5)	The address for this person or entity is 424 Lewis Hargett Circle, Suite 250, Lexington, Kentucky 40503.

Equity Compensation Plan Information

	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2019	Weighted-average exercise price of outstanding options, warrants and rights		Number of units remaining available for future issuance under equity compensation plans as of December 31, 2019 (excluding units reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans not approved by unitholders(1):
Long-Term Incentive Plan	-	n/a	(2)	12,996

(1)	Adopted by the board of directors of our general partner in connection with our IPO.
(2)	To date, only phantom and restricted and unrestricted units have been granted under the Long-Term Incentive Plan.

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

William Tuorto, a director of our general partner, own an equity interest in Royal. Mr. Tuorto holds all of the Series A Preferred Stock in Royal and a majority of the common stock in Royal. Because of the special voting rights of the Series A Preferred Stock (which is entitled to 54% of the total votes on any matter on which shareholders have a right to vote) of Royal, as of March 20, 2020, Mr. Tuorto controlled 76.2% of the votes on any matter requiring a vote of the Royal shareholders.

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

Transactions with Royal

On December 5, 2017, we entered into a Coal Sales Fee Agency Agreement (the “Agency Agreement”) with Royal, under which Royal acts as a non-exclusive agent to us to procure coal buyers for coal produced by us. Under the Agency Agreement, we are obligated to pay Royal $0.25 for every short ton of steam coal and $1.50 for every ton of metallurgical coal (except $0.50 per ton for one buyer) loaded and sold pursuant to a sales contract procured by Royal. The Agency Agreement provides that our obligation to pay fees in relation to coal sold to a buyer introduced by Royal will extend in perpetuity, unless the buyer does not purchase any coal from us for two consecutive years. The Agency Agreement further provides that Royal has the right, with our consent, to convert any fees due to Royal into our common units at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Agency Agreement did not become effective until we refinanced our indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. In the year ended December 31, 2019, we paid Royal approximately $0.5 million in fees earned under the Agency Agreement, which included coal sold to buyers introduced by us prior to the effective date of the Agency Agreement. An extension of the Coal Sales Fee Agency Agreement was signed in January of 2020 and extends the agreement until December 31, 2020.

On December 5, 2017, we entered into a Guaranty Fee and Indemnity Agreement (the “Guaranty Agreement”) with Royal, under which Royal acts as a guarantor of our obligations under any surety bond issued for the benefit of us by Indemnity National Insurance Company (“INIC”). In consideration for the guaranty, we are obligated to pay Royal one percent (1%) of the face value of the surety bond per year. The Guaranty Agreement has a term of three years. The Guaranty Agreement provides that, until Royal’s liability under the guaranty to INIC is extinguished, we are obligated to issue Royal additional common units sufficient to ensure that Royal’s ownership of our common units does not fall below 10% of the issued and outstanding common units at the time. The Guaranty Agreement further provides that Royal has the right, with our consent, to convert any fees due to Royal into our common units at a price equal to seventy-five percent (75%) of the volume weighted average price of the common units for the ninety (90) trading days preceding the date of conversion. By its terms, the Guaranty Agreement did not become effective until we refinanced our indebtedness with PNC Bank, N.A., which occurred on December 27, 2017. We paid Royal approximately $0.4 million for the amount due under the Guaranty Agreement in 2019.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services provided by Brown Edwards & Company, L.L.P. for the years 2019 and 2018:

	2019	2018
	(in thousands)
Audit fees	$343	$347
Audit related fees	-	-
Tax fees	-	-
Total	$343	$347

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

Item 16. Form 10-K Summary.

None.

(3) Exhibits

EXHIBIT LIST

Exhibit Number	Description
2.1	General Assignment and Assumption Agreement and Bill of Sale, dated as of August 14, 2019, by and among Blackjewel L.L.C., Blackjewel Holdings L.L.C., Revelation Energy Holdings, LLC, Revelation Management Corp., Revelation Energy, LLC, Dominion Coal Corporation, Harold Keene Coal Co. LLC, Vansant Coal Corporation, Lone Mountain Processing LLC, Powell Mountain Energy, LLC, and Cumberland River Coal LLC and Jewell Valley Mining LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on August 20, 2019.

2.2**	Asset Purchase Agreement (Riveredge Mine Assets) dated September 6, 2019, by and among Rhino Energy LLC, Pennyrile Energy LLC, CAM Mining LLC, Castle Valley Mining LLC, and Rhino Services LLC as Sellers, Rhino Resource Partners LP, the Seller’s parent, Alliance Coal, LLC as Buyer, and Alliance Resource Partners, L.P., as Buyer’s parent dated September 6, 2019, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

2.3**	Asset Purchase Agreement (Coal Supply Agreements) dated September 6, 2019, by and among Rhino Energy LLC and Pennyrile Energy LLC, as Seller, Rhino Resource Partners LP, Seller’s parent, Alliance Coal, LLC as Buyer, and Alliance Resource Partners, L.P., as Buyer’s parent, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

4.1	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

4.2*	Form of Common Unit Warrant.

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

10.1	Second Amendment to Financing Agreement dated as of February 13, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34982) filed on February 15, 2019.

10.2	Third Amendment to Financing Agreement dated as of May 8, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-34982) filed on May 10, 2019.

10.3	Fourth Amendment to Financing Agreement dated as of August 16, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-34892) filed on August 20, 2019.

10.4	Fifth Amendment to Financing Agreement dated as of September 6, 2019, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on September 12, 2019.

10.5	Sixth Amendment to Financing Agreement dated as of March 2, 2020, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 6, 2020.

10.6†*	Amended and Restated Employment Agreement of Reford C. Hunt effective January 1, 2020

10.7†*	Amended and Restated Employment Agreement of Wendell S. Morris effective January 1, 2020

10.8†*	Amended and Restated Employment Agreement of Brian T. Aug effective January 1, 2020

10.9†	Amended and Restated Employment Agreement of Richard A. Boone effective January 1, 2020

10.10†	Rhino Long-Term Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on October 1, 2010

10.11†	Form of Long-Term Incentive Plan Grant Agreement—Phantom Units with DERs, incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-166550) filed on July 23, 2010

Exhibit Number	Description

21.1*	List of Subsidiaries of Rhino Resource Partners LP

23.1*	Consent of Brown, Edwards and Company L.L.P

23.2*	Consent of Marshall Miller and Associates, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the year ended December 31, 2018

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith, as applicable.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

**	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S K. The registrant undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

By:	Rhino GP LLC, its general partner

By:	/s/ RICHARD A. BOONE
Richard A. Boone
President, Chief Executive Officer and Director

Date: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Boone	President, Chief Executive Officer and Director	March 27, 2020
Richard A. Boone	(Principal Executive Officer)

/s/ Wendell S. Morris	Senior Vice President and Chief Financial Officer	March 27, 2020
Wendell S. Morris	(Principal Financial and Accounting Officer)

/s/ WILLIAM TUORTO	Director	March 27, 2020
William Tuorto

/s/ DOUGLAS HOLSTED	Director	March 27, 2020
Douglas Holsted

/s/ Michael Thompson	Director	March 27, 2020
Michael Thompson

/s/ DAVID HANIG	Director	March 27, 2020
David Hanig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

The Managing General Partner and Partners of

Rhino Resource Partners LP

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Rhino Resource Partners LP and Subsidiaries (“the Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matters

As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Partnership entered into a sales agreement to transfer all of the real property, permits, and certain other assets and liabilities of Pennyrile Energy LLC to a third party. The total loss on disposal of $38.7 million, and associated current operating results, has been reported on the Net (Loss) from discontinued operations line of the Partnership’s consolidated statements of operations for the year ended December 31, 2019. In addition, the current and non-current assets and liabilities previously related to Pennyrile Energy LLC have been reclassified to the appropriate held for sale categories on the Partnership’s consolidated statements of financial position. Our opinion is not modified with respect to this matter.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Partnership is unable to demonstrate that it has sufficient liquidity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

/s/ Brown, Edwards & Company, L.L.P.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Partnership’s auditor since 2016.

513 State Street

Bristol, Virginia

March 27, 2020

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	As of December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112	$6,170
Accounts receivable, net of allowance for doubtful accounts ($-0- and $0.7 million as of December 31, 2019 and 2018, respectively.)	14,149	12,481
Receivable-other	2,800	-
Inventories	15,664	6,118
Advance royalties, current portion	3	8
Investment in equity securities	-	1,872
Prepaid expenses and other	2,169	2,660
Current assets held for sale	-	3,748
Total current assets	34,897	33,057
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	353,809	367,184
Less accumulated depreciation, depletion and amortization	(251,466)	(247,662)
Net property, plant and equipment	102,343	119,522
Operating lease right-of-use assets (net)	11,145	-
Advance royalties, net of current portion	119	6,587
Deposits - Workers’ Compensation and Surety Programs	7,943	8,266
Other non-current assets	31,590	24,967
Non-current assets held for sale	6,510	56,219
TOTAL	$194,547	$248,618
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,627	$10,413
Accrued expenses and other	13,207	8,650
Accrued preferred distributions	1,200	3,210
Current portion of operating lease liabilities	3,267	-
Current portion of long-term debt (net of unamortized debt issuance costs (NOTE 11)	34,244	2,174
Current portion of asset retirement obligations	420	465
Current liabilities held for sale	4,827	5,229
Total current liabilities	85,792	30,141
NON-CURRENT LIABILITIES:
Long-term debt, net	1,160	22,458
Asset retirement obligations, net of current portion	20,171	17,116
Operating lease liabilities, net of current portion	7,465	-
Other non-current liabilities	44,244	41,500
Non-current liabilities held for sale	-	968
Total non-current liabilities	73,040	82,042
Total liabilities	158,832	112,183
COMMITMENTS AND CONTINGENCIES (NOTE 16)
PARTNERS’ CAPITAL:
Limited partners	15,205	115,505
General partner	8,372	8,792
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 15)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Total partners’ capital	35,715	136,435
TOTAL	$194,547	$248,618

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2019	2018
REVENUES:
Coal sales	$178,898	$193,818
Other revenues	2,138	2,767
Total revenues	181,036	196,585
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	167,423	163,552
Freight and handling costs	4,755	9,084
Depreciation, depletion and amortization	14,461	14,432
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	14,894	12,692
Asset impairment and related charges	25,997	-
(Gain) on sale/disposal of assets, net	(6,720)	(3,254)
Total costs and expenses	220,810	196,506
(LOSS)/INCOME FROM OPERATIONS	(39,774)	79
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(7,854)	(8,483)
Interest income and other	9	64
Total interest and other (expense)	(7,845)	(8,419)
NET LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(47,619)	(8,340)
INCOME TAXES	-	-
NET LOSS FROM CONTINUING OPERATIONS	(47,619)	(8,340)
DISCONTINUED OPERATIONS (NOTE 5)
Loss from discontinued operations	(51,900)	(7,691)
NET LOSS	$(99,519)	$(16,031)

General partner’s interest in net loss:
Net loss from continuing operations	$(203)	$(49)
Net loss from discontinued operations	(216)	(32)
General partner’s interest in net loss	$(419)	$(81)
Common unitholders’ interest in net loss:
Net loss from continuing operations	$(44,712)	$(10,575)
Net loss from discontinued operations	(47,533)	(7,042)
Common unitholders’ interest in net loss:	$(92,245)	$(17,617)
Subordinated unitholders’ interest in net loss:
Net loss from continuing operations	$(3,904)	$(926)
Net loss from discontinued operations	(4,151)	(617)
Subordinated unitholders’ interest in net (loss):	$(8,055)	$(1,543)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$1,200	$3,210
Net income from discontinued operations	-	-
Preferred unitholders’ interest in net income	$1,200	$3,210
Net (loss)/income per limited partner unit, basic:
Common units:
Net loss per unit from continuing operations	$(3.41)	$(0.81)
Net loss per unit from discontinued operations	(3.63)	(0.54)
Net loss per common unit, basic	$(7.04)	$(1.35)
Subordinated units
Net loss per unit from continuing operations	$(3.41)	$(0.81)
Net loss per unit from discontinued operations	(3.63)	(0.54)
Net loss per subordinated unit, basic	$(7.04)	$(1.35)
Preferred units
Net income per unit from continuing operations	$0.80	$2.14
Net income per unit from discontinued operations	-	-
Net income per preferred unit, basic	$0.80	$2.14
Net (loss)/income per limited partner unit, diluted:
Common units
Net loss per unit from continuing operations	$(3.41)	$(0.81)
Net loss per unit from discontinued operations	(3.63)	(0.54)
Net loss per common unit, diluted	$(7.04)	$(1.35)
Subordinated units
Net loss per unit from continuing operations	$(3.41)	$(0.81)
Net loss per unit from discontinued operations	(3.63)	(0.54)
Net loss per subordinated unit, diluted	$(7.04)	$(1.35)
Preferred units
Net income per unit from continuing operations	$0.80	$2.14
Net income per unit from discontinued operations	-	-
Net income per preferred unit, diluted	$0.80	$2.14

Weighted average number of limited partner units outstanding, basic:
Common units	13,093	13,062
Subordinated units	1,143	1,144
Preferred units	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	13,093	13,062
Subordinated units	1,143	1,144
Preferred units	1,500	1,500

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In thousands)

	Limited Partners						Accumulated
	Common		Subordinated		General Partner	Preferred Partner	Other Comprehensive		Total Partners’
	Units	Capital	Units	Capital	Capital	Capital	Income/(Loss)	Other	Capital
BALANCE - December 31, 2017	12,994	$52,850	1,146	$77,383	$8,855	$15,000	$4,220	$(2,862)	$155,446
Net (loss)/income	-	(17,617)	-	(1,543)	(81)	3,210	-	-	(16,031)
Preferred partner distribution earned	-	-	-	-	-	(3,210)	-	-	(3,210)
Issuance of units	104	230	-	-	-	-	-	-	230
Subordinated units surrendered	-	-	(2)		-	-	-	-	-
Impact from adoption of ASU 2016-01	-	3,861	-	341	18	-	(4,220)	-	-
BALANCE - December 31, 2018	13,098	$39,324	1,144	$76,181	$8,792	$15,000	$-	$(2,862)	$136,435

Net (loss)/income	-	(92,245)	-	(8,055)	(419)	1,200	-	-	(99,519)
Common units surrendered	(20)	-	-	-	-	-	-	-	-
Subordinated units surrendered	-	-	(1)	-	(1)	-	-	-	-
Preferred partner distribution earned	-	-	-	-	-	(1,200)	-	-	(1,200)
BALANCE -December 31, 2019	13,078	$(52,921)	1,143	$68,126	$8,372	$15,000	$-	$(2,862)	$35,715

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(99,519)	$(16,031)
Adjustments to reconcile net (loss) to net cash (used in)/provided by operating activities:
Depreciation, depletion and amortization	20,426	22,342
Accretion on asset retirement obligations	1,341	1,269
Amortization of advance royalties	1,569	667
Amortization of debt issuance costs	2,011	1,818
Provision for doubtful accounts	-	737
Amortization of debt discount	421	421
Loss on retirement of advance royalties	281	113
(Gain)/loss on sale/disposal of assets—net	(6,723)	(3,422)
Loss on impairment of assets	64,707	-
Equity based compensation	-	230
Mark-to-market adjustment-unrealized loss	-	171
Changes in assets and liabilities:
Accounts receivable	977	4,618
Inventories	(9,091)	6,288
Advance royalties	(2,434)	(958)
Prepaid expenses and other assets	(6,226)	3,223
Accounts payable	12,374	4,640
Accrued expenses and other liabilities	9,278	(6,639)
Asset retirement obligations	(744)	(839)
Net cash (used in)/provided by operating activities	(11,352)	18,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(12,737)	(24,380)
Asset acquisition	(1,385)	-
Proceeds from sales of property, plant, and equipment	1,969	4,855
Proceeds from pipeline settlement	4,200
Proceeds from sale of Pennyrile assets	7,263	-
Proceeds from sale of Mammoth shares	2,304	11,887
Net cash provided by/(used in) investing activities	1,614	(7,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(1,500)	(15,952)
Repayments on other debt	(1,635)	(1,099)
Repayments on finance leases	(4)	-
Proceeds from financing agreement	10,000	5,000
Proceeds from issuance of other debt	1,772	1,622
Deposit for workers’ compensation and surety programs	323	(8,266)
Payments of debt issuance costs	(2,068)	(1,225)
Preferred distributions paid	(3,210)	(6,039)
Net cash provided by/(used in) financing activities	3,678	(25,959)
NET (DECREASE) IN CASH, CASH EQUIVALENTS	(6,060)	(14,949)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	6,172	21,121
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$112	$6,172

See notes to consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization—Rhino Resource Partners LP and subsidiaries (the “Partnership”) is a Delaware limited partnership formed on April 19, 2010 to acquire Rhino Energy LLC (the “Predecessor” or the “Operating Company”). The Partnership had no operations during the period from April 19, 2010 (date of inception) to October 5, 2010 (the consummation of the initial public offering (“IPO”) date of the Partnership). The Operating Company and its wholly owned subsidiaries produce and market coal from surface and underground mines in Kentucky, Ohio, Virginia, West Virginia and Utah. The majority of the Partnership’s sales are made to electric utilities, industrial consumers and other coal-related organizations in the United States.

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

Upon an evaluation of the effects on the Partnership from the weakness of the metallurgical and steam coal markets, the Partnership determined that it may not have sufficient liquidity to operate its business over the next twelve months from the date of filing the Partnership’s Annual Report on Form 10-K. Thus, substantial doubt is raised about the Partnership’s ability to continue as a going concern. Accordingly, our independent registered public accounting firm has included an emphasis paragraph with respect to our ability to continue as a going concern in its report on the Partnership’s consolidated financial statements for the year ended December 31, 2019.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern. Failure to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We may also be required to consider other options, such as selling additional assets or seeking merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

The Partnership continues to take measures, including the suspension of cash distributions on its common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity in order to fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

The Partnership is currently exploring alternatives for other sources of capital for ongoing liquidity needs and transactions to enhance its ability to comply with its financial covenants. The Partnership is working to improve its operating performance and its cash, liquidity and financial position. This includes pursuing the sale of non-strategic surplus assets, continuing to drive cost improvements across the company, continuing to negotiate alternative payment terms with creditors, and obtaining waivers of going concern and financial covenant violations under our financing agreement.

Debt Classification — The Partnership evaluated its financing agreement at December 31, 2019 to determine whether the debt liability should be classified as a long-term or current liability on the Partnership’s consolidated statements of financial position. The Partnership determined that it was in violation of certain debt covenants in the financing agreement as of December 31, 2019 and the lenders were unwilling to grant a waiver to the Partnership for these events of default as of the filing date of this Form 10-K. The financing agreement contains negative covenants that restrict the Partnership’s ability to, among other things, permit the trailing nine month fixed charge coverage ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00. The financing agreement also requires the Partnership to receive an annual unqualified audit opinion from its external audit firm that does not include an emphasis paragraph on the Partnership’s ability to continue as a going concern. As of December 31, 2019, Rhino’s fixed charge coverage ratio was less than 1.20 to 1.00 and the Partnership’s annual report on Form 10-K included an audit opinion from its external auditors that included an emphasis paragraph regarding the Partnership’s ability to continue as a going concern. Based upon these covenant violations, the Partnership’s debt liability is currently callable by the lenders and the Partnership reclassified the debt liability as current.

Debt issuance costs related to the debt liability have also been reclassified to current. However, since the Partnership is currently in negotiations with its lender, the Partnership has not changed the amortization period of these costs. Included in debt costs are the exit fees described further in Note 11, which absent a waiver, are also callable with the accompanying debt as of December 31, 2019. (Please read Note 11 for additional discussion of the Partnership’s financing agreement).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Trade Receivables and Concentrations of Credit Risk. See Note 18 for discussion of major customers. The Partnership does not require collateral or other security on accounts receivable. The credit risk is controlled through credit approvals and monitoring procedures.

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventories. Inventories are stated at the lower of cost, based on a three month rolling average, or net realizable value. Inventories primarily consist of coal contained in stockpiles.

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

Asset Impairments for Coal Properties, Mine Development Costs and Other Coal Mining Equipment and Related Facilities. The Partnership follows the accounting guidance in Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, on the impairment or disposal of property, plant and equipment for its coal mining assets, which requires that projected future cash flows from use and disposition of assets be compared with the carrying amounts of those assets when potential impairment is indicated. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. In determining such impairment losses, the Partnership must determine the fair value for the coal mining assets in question in accordance with the applicable fair value accounting guidance. Once the fair value is determined, the appropriate impairment loss must be recorded as the difference between the carrying amount of the coal mining assets and their respective fair values. Also, in certain situations, expected mine lives are shortened because of changes to planned operations or changes in coal reserve estimates. When that occurs and it is determined that the mine’s underlying costs are not recoverable in the future, reclamation and mine closing obligations are accelerated and the mine closing accrual is increased accordingly. To the extent it is determined that coal asset carrying values will not be recoverable during a shorter mine life, a provision for such impairment is recognized. See Note 7 for discussion on the Partnership’s impairment analysis for the years ended December 31, 2019 and 2018.

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the effective interest method over the life of the related debt. Debt issuance costs are presented as a direct deduction from long-term debt for the years ended December 31, 2019 and 2018. The effective interest rate for year ended December 31, 2019 was 20.88% and 23.88% for the year ended December 31 2018.

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

The adjustments to the liability from annual recosting reflect changes in expected timing, cash flow and the discount rate used in the present value calculation of the liability. Each respective year includes a range of discount rates that are dependent upon the timing of the cash flows of the specific obligations. Changes in the asset retirement obligations for the year ended December 31, 2019 were calculated with discount rates that ranged from 11.4% to 12.6%. Changes in the asset retirement obligations for the year ended December 31, 2018 were calculated with discount rates that ranged from 10.6% to 12.1%. The discount rates changed in each respective year due to changes in applicable market indicators that are used to arrive at an appropriate discount rate. Other recosting adjustments to the liability are made annually based on inflationary cost increases or decreases and changes in the expected operating periods of the mines. The related inflation rate utilized in the recosting adjustments was 2.2 % for 2019 and 2.3% for 2018.

Revenue Recognition. The Partnership adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 had no impact on revenue amounts recorded on the Partnership’s financial statements (See Note 19 for additional discussion). Most of the Partnership’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, the title or risk of loss has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, risk of loss transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title has passed.

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

Derivative Financial Instruments. On occasion, the Partnership has used diesel fuel contracts to manage the risk of fluctuations in the cost of diesel fuel. The Partnership’s diesel fuel contracts have met the requirements for the normal purchase normal sale (“NPNS”) exception prescribed by the accounting guidance on derivatives and hedging, based on management’s intent and ability to take physical delivery of the diesel fuel. As of December 31, 2019, the Partnership had no commitments to purchase diesel fuel in future years.

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

Loss Contingencies. In accordance with the guidance on accounting for contingencies, the Partnership records loss contingencies at such time that an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recorded loss is the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range is recorded. The Partnership discloses information concerning loss contingencies for which an unfavorable outcome is probable. See Note 16, “Commitments and Contingencies,” for a discussion of such matters.

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

Recently Issued Accounting Standards. In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value and recognize any changes in fair value in net income. An exception is available for equity investments without a readily determinable fair value, but provides a new measurement alternative where entities may choose to measure those investments at cost, less any impairment, plus or minus any changes resulting from observable price changes in transactions for the same issuer. ASU 2016-01 became effective for fiscal years beginning after December 15, 2017. Upon adoption during 2018, the Partnership recorded a $4.2 million reclassification from accumulated other comprehensive income to partners’ capital relating to securities with a readily determinable fair value.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize all leases (other than leases with a term of twelve months or less) on the balance sheet as lease liabilities, based upon the present value of the lease payments, with corresponding right of use assets. ASU 2016-02 also makes targeted changes to other aspects of current guidance, including identifying a lease and lease classification criteria as well as the lessor accounting model, including guidance on separating components of a contract and consideration in the contract. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Partnership adopted ASU 2016-02 in the first quarter of 2019 and elected the transition method to apply the standard prospectively and also elected the “package of practical expedients” within the standard which permits the Partnership not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Partnership made an election to not separate lease and non-lease components for all leases and will not use hindsight. Finally, the Partnership will continue its policy for accounting for land easements as executory contracts. The standard had a material impact on our Consolidated Statements of Financial Position, but did not have an impact on our Consolidated Statements of Operations. Please refer to Note 8 for disclosures related to the new standard.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480), I. Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of ASU 2017-11 will result in freestanding equity-linked financial instruments, such as warrants, and conversion options in convertible debt or preferred stock to no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification. The amendments in Part II do not require any transition guidance as the amendments do not have an accounting effect. The amendments in ASU 2017-11 will be effective on January 1, 2020, and the Part I amendments must be applied retrospectively. Early application is permitted. The Partnership early adopted ASU 2017-11, which had no material impact.

3. SUBSEQUENT EVENTS

On March 2, 2020, Rhino Energy LLC (“Rhino Energy”), Rhino Resource Partners LP (the “Partnership”), certain of Rhino Energy’s subsidiaries identified as Borrowers, and certain other Rhino Energy subsidiaries identified as Guarantors entered into a sixth amendment (the “Sixth Amendment”) to the Financing Agreement (the “Financing Agreement”) originally executed on December 27, 2017 with Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”). The Sixth Amendment, among other things, provides a consent by the Origination Agent to a $3.0 million delayed draw term loan and increases the exit fee payable by the Partnership to the Lenders upon the maturity date (or earlier termination or acceleration date) from 4.0% to 5.0%.

On March 13, 2020, the Partnership and Alliance Coal, LLC and Alliance Resource Partners, L.P. finalized and closed the Asset Purchase Agreement, which was entered into by the parties on September 6, 2019 pursuant to which the Partnership agreed to sell to Alliance Coal, LLC and Alliance Resource Partners, L.P. all of the real property, permits, equipment and inventory and certain other assets associated with its Pennyrile mine complex, as well as the buyer’s assumption of the Pennyrile reclamation obligation. (Please read below for additional discussion).

4. ACQUISITION

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

The Partnership resumed mining at two of the three Jewell Valley mines during the fourth quarter of 2019. The operating results for Jewell Valley will be reported as part of the Partnership’s Central Appalachia business segment. The Partnership reviewed the appropriate guidance within ASU 2017-01, Business Combinations (Topic 805) and determined that this transaction was an asset purchase.

The Assignment Agreement was funded by borrowings from the Partnership’s delayed draw feature of the Financing Agreement (as defined below). Please refer to Note 11 for additional details of the Financing Agreement. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Property, plant and equipment	$3,853
Land	378
Asset retirement obligation	(2,596)
Net assets acquired	$1,635
Initial cash consideration	$850
Mineral cure payments	431
Transaction costs	104
Cash consideration	1,385
Royalty payable	250
Total consideration	$1,635

5. DISCONTINUED OPERATIONS

Pennyrile Mining Complex (“Pennyrile”) Asset Purchase Agreement

On September 6, 2019, the Partnership and Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) entered into an Asset Purchase Agreement (the “Pennyrile APA”) pursuant to which the Partnership agreed to sell to the Buyer all of the real property, permits, equipment and inventory and certain other assets associated with its Pennyrile mine complex, as well as the buyer’s assumption of the Pennyrile reclamation obligation, in exchange for approximately $3.7 million, subject to certain adjustments.

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

The parties have made customary representations, warranties and covenants in the Pennyrile APA. The closing of the transactions contemplated by the Asset Purchase Agreement are subject to a number of closing conditions, including, among others, the performance of applicable covenants and accuracy of representations and warranties and absence of material adverse changes in the condition of the Pennyrile mine complex. The transaction was completed in the first quarter of 2020.

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

Discontinued Operations

The Pennyrile operating results for the years ended December 31, 2019 and 2018 are recorded as discontinued operations on the Partnership’s consolidated statements of operations including a $38.7 million impairment charge associated with the sale recorded during the third quarter of 2019. The current and non-current assets and liabilities previously related to Pennyrile have been reclassified to the appropriate held for sale categories on the Partnership’s consolidated statement of financial position at December 31, 2019 and 2018. The footnotes to the consolidated statement of financial position have been adjusted accordingly.

Major assets and liabilities of discontinued operations for Pennyrile Energy LLC as of December 31, 2019 and December 31, 2018 are summarized as follows:

	December 31,
	2019	2018
	(in thousands)
Carrying amount of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$-	$2
Accounts receivable	-	2,645
Accounts receivable-other	-	-
Inventories	-	455
Advance royalties	-	540
Prepaid expenses and other	-	106
Total current assets of the disposal group classified as held for sale in the statement of financial position	$-	$3,748

Property and equipment (net)	$6,510	$54,338
Advance royalties, net of current portion	-	1,438
Other non-current assets	-	443
Total non-current assets of the disposal group classified as held for sale in the statement of financial position	$6,510	$56,219

Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$2,117	$3,772
Accrued expenses and other	510	1,457
Asset retirement obligations, current portion	2,200	-
Total current liabilities of the disposal group classified as held for sale in the statement of financial position	$4,827	$5,229

Asset retirement obligations, net of current portion	$-	$968
Total non-current liabilities of the disposal group classified as held for sale in the statement of financial position	$-	$968

Major components of net loss from discontinued operations for Pennyrile Energy LLC for the years ended December 31, 2019 and 2018 are summarized as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Major line items constituting loss from discontinued operations for the Pennyrile Energy LLC disposal:
Coal sales	$35,009	$50,451
Total revenues	35,009	50,451

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	42,096	50,018
Depreciation, depletion and amortization	5,965	7,910
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	141	214
Asset impairment and related charges	38,709	-
(Gain) on sale/disposal of assets, net	(2)	4
Interest income	-	(4)
Total costs, expenses and other	86,909	58,142
(Loss) from discontinued operations before income taxes	(51,900)	(7,691)
Income taxes	-	-
Net (loss) from discontinued operations	$(51,900)	$(7,691)

Cash Flows. The depreciation, depletion and amortization amounts for Pennyrile for each period presented are listed in the previous table. The Pennyrile capital expenditures for the years ended December 31, 2019 and 2018 were $1.4 million and $4.1 million, respectively. The asset impairment loss of $38.7 million is the only material non-cash operating item for all periods presented related to Pennyrile. Pennyrile did not have any material non-cash investing items for any periods presented.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Other prepaid expenses	$657	$865
Prepaid insurance	1,163	1,397
Prepaid leases	56	92
Supply inventory	293	306
Total	$2,169	$2,660

Receivable-other

On June 28, 2019, the Partnership entered into a settlement agreement with a third party which allowed the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement required the third party to pay the Partnership $7.0 million in consideration. The Partnership received $4.2 million on July 3, 2019 and the balance of $2.8 million on January 2, 2020. At December 31, 2019, the $2.8 million receivable was recorded in Receivable –Other on the Partnership’s consolidated statements of financial position. A gain of $6.9 million was recorded on the Partnership’s consolidated statements of operations during the second quarter of 2019.

Investment-securities

The Partnership acquired 568,794 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) through a series of transactions in years prior to 2018. During 2018, the Partnership sold 464,694 shares for net consideration of approximately $11.9 million. As of December 31, 2018, the Partnership owned 104,100 shares of Mammoth Inc., which were recorded at fair market value as a current asset on the Partnership’s consolidated statements of financial position. During the first quarter of 2019, the Partnership sold its 104,100 shares for net consideration of approximately $2.3 million.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of December 31, 2019 and 2018 are summarized by major classification as follows:

		December 31,
	Useful Lives	2019	2018
		(in thousands)
Land and land improvements		$7,293	$13,181
Mining and other equipment and related facilities	2 - 20 Years	250,912	253,489
Mine development costs	1 - 15 Years	40,768	39,967
Coal properties	1 - 15 Years	41,466	58,424
Construction work in process		13,370	2,123
Total		353,809	367,184
Less accumulated depreciation, depletion and amortization		(251,466)	(247,662)
Net		$102,343	$119,522

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal, amortization expense for mine development costs and amortization expense for asset retirement costs for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$10,377	$10,346
Depletion expense for coal properties	1,639	1,678
Amortization expense for mine development costs	2,202	1,991
Amortization expense for asset retirement costs	243	417
Total	$14,461	$14,432

Asset Impairments-2019

The Partnership performed a comprehensive review of its current coal mining operations as well as potential future development projects to ascertain any potential impairment losses during 2019. The Partnership identified two properties that were impaired based upon changes in market conditions, potential financing alternatives or other factors, specifically at the Rhino Eastern and Taylorville Mining undeveloped properties where market conditions related to any future development deteriorated in the fourth quarter of 2019. The Partnership determined that the probability of obtaining the financing required for these projects would be remote as of December 31, 2019. The Partnership recorded approximately $26.0 million of total asset impairment and related charges related to these undeveloped properties for the year ended December 31, 2019, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations. The $26.0 million impairment included a $17.9 million impairment related to future development of Rhino Eastern and an $8.1 million impairment related to future development of Taylorville Mining LLC.

Asset Impairments-2018

The Partnership performed a comprehensive review of our coal mining operations as well as potential future development projects for the year ended December 31, 2018 to ascertain any potential impairment losses. The Partnership did not record any impairment losses for coal properties, mine development costs or coal mining equipment and related facilities for the year ended December 31, 2018.

8. LEASES

The Partnership leases various mining, transportation and other equipment under operating and finance leases. The leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 15 years. The Partnership determines if an arrangement is a lease at inception. Some of the leases include both lease and non-lease components which are accounted for as a single lease component as the Partnership has elected the practical expedient to combine these components for all leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current liabilities and non-current liabilities. Finance leases are included in property, plant and equipment, current liabilities and long-term liabilities.

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

Supplemental information related to leases was as follows:

December 31, 2019
(in thousands)
Operating leases
Operating lease right-of use assets	$11,145

Operating lease liabilities-current	$3,267
Operating lease liabilities-long-term	7,465
Total operating lease liabilities	$10,732

Finance leases
Property. Plant and Equipment, gross	$10
Accumulated depreciation	(4)
Total Property, Plant and Equipment, net	$6

Finance lease obligation - current portion	$4
Finance lease obligation - noncurrent portion	1
Total finance lease obligation	$5

Weighted Average Discount Rates and Lease Terms

December 31, 2019

Weighted Average Discount Rate
Operating leases	7.0%
Finance leases	7.0%

Weighted Average Lease Term
Operating leases	4.88 years
Finance leases	1.28 years

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,962
Operating cash flows for finance leases	$-
Financing cash flows for finance leases	$4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,267
Finance leases	$10

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
	(in thousands)
Year ending December 31,
2020	$3,899	4
2021	2,838	1
2022	1,814	-
2023	906	-
2024	911
Thereafter	2,308	-
Total lease payments	12,676	5
Less: imputed interest	(1,944)	-
Total	$10,732	$5

The components of lease expense were as follows:

Year Ended December 31,2019
(in thousands)

Operating lease cost	$3,925

Finance lease cost:
Amortization of right-of-use assets	$4
Interest on lease liabilities	-
Total finance lease cost	$4

9. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Deposits and other	$1,058	$859
Due (to) Rhino GP	(93)	(84)
Non-current receivable	30,625	24,192
Total	$31,590	$24,967

Non-current receivable. As of December 31 2019 and 2018, the non-current receivable balance of $30.6 million and $24.2 million respectively, consisted of the amount due from the Partnership’s workers’ compensation and black lung insurance providers for potential claims that are the primary responsibility of the Partnership, but are covered under the Partnership’s insurance policies. See Note 13, “Workers’ Compensation and Black Lung” for discussion of the $30.6 million and $24.2 million that is also recorded in the Partnership’s other non-current workers’ compensation liabilities.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Payroll, bonus and vacation expense	$1,881	$1,529
Non-income taxes	2,067	1,794
Royalty expenses	2,513	1,368
Accrued interest	375	35
Health claims	1,167	868
Workers’ compensation & pneumoconiosis	2,500	1,900
Other	2,704	1,156
Total	$13,207	$8,650

11. DEBT

Debt as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Note payable -Financing Agreement	$41,398	$29,048
Note payable-other debt	3,054	522
Finance lease obligation	5	-
Net unamortized debt issuance costs	(8,632)	(4,095)
Net unamortized original issue discount	(421)	(843)
Total	35,404	24,632
Less current portion	(34,244)	(2,174)
Long-term debt	$1,160	$22,458

The balance of the Financing Agreement and related debt issuance costs have been reclassified as a current liability as of December 31, 2019 (please read Note 1 for further discussion).

Other Debt. Other debt of approximately $3.1 million consists of equipment and insurance financing as of December 31, 2019.

Financing Agreement

On December 27, 2017, the Partnership entered into a Financing Agreement with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein, pursuant to which the Lenders agreed to provide the Borrowers with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount is divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). As of December 31, 2019, we have utilized $15 million of the $40 million additional commitment, which results in $25 million of the additional commitment remaining. Loans made pursuant to the Financing Agreement are secured by substantially all of the Borrowers’ and Guarantors’ assets. The Financing Agreement originally had a termination date of December 27, 2020, which was amended to December 27, 2022 per the fifth amendment to the Financing Agreement discussed further below.

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

The Financing Agreement contains customary events of default, following which the Collateral Agent may, at the request of the Lenders, terminate or reduce all commitments and accelerate the maturity of all outstanding loans to become due and payable immediately together with accrued and unpaid interest thereon and exercise any such other rights as specified under the Financing Agreement and ancillary loan documents. The Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. (See Note 15 for further discussion)

On April 17, 2018, Rhino amended its Financing Agreement to allow for certain activities including a sale leaseback of certain pieces of equipment, the extension of the due date for lease consents required under the Financing Agreement to June 30, 2018 and the distribution to holders of the Series A preferred units of $6.0 million (accrued in the consolidated financial statements at December 31, 2017). Additionally, the amendments provided that the Partnership could sell additional shares of Mammoth Inc. stock and retain 50% of the proceeds with the other 50% used to reduce debt. The Partnership reduced its outstanding debt by $3.4 million with proceeds from the sale of Mammoth Inc. stock in the second quarter of 2018.

On July 27, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent included the Lenders’ agreement to make a $5.0 million loan from the Delayed Draw Term Loan Commitment, which was repaid in full on October 26, 2018 pursuant to the terms of the consent. The consent also included a waiver of the requirements relating to the use of proceeds of any sale of the shares of Mammoth Inc. set forth in the consent to the Financing Agreement, dated as of April 17, 2018 and also waived any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended June 30, 2018.

On November 8, 2018, the Partnership entered into a consent with its Lenders related to the Financing Agreement. The consent includes the Lender’s agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended September 30, 2018.

On December 20, 2018, the Partnership, entered into a limited waiver and consent (the “Waiver”) to the Financing Agreement. The Waiver related to the sales by the Partnership of certain real property in Western Colorado, the net proceeds of which are required to be used to reduce the Partnership’s debt under the Financing Agreement. As of the date of the Waiver, the Partnership had sold 9 individual lots in smaller transactions. On December 31, 2018, the Partnership used the sale proceeds of approximately $379,000 to reduce the debt. Rather than transmitting net proceeds with respect to each individual transaction, the Partnership and Lenders agreed in principle to delay repayment until an aggregate payment could be made at the end of 2018. The Waiver (i) contains a ratification by the Lenders of the sale of the individual lots to date and waives the associated technical defaults under the Financing Agreement for not making immediate payments of net proceeds therefrom, (ii) permits the sale of certain specified additional lots and (iii) subject to Lender consent, permits the sale of other lots on a going forward basis. The net proceeds of future sales will be held by the Partnership until a later date to be determined by the Lenders.

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

The Amendment also waived any Event of Default that has or would otherwise arise under Section 9.01(c) of the Financing Agreement solely by reason of the Borrowers failing to comply with the Fixed Charge Coverage Ratio covenant in Section 7.03(b) of the Financing Agreement for the fiscal quarter ending December 31, 2018. The Amendment included an amendment fee of approximately $0.6 million payable by the Partnership on May 13, 2019 and an exit fee equal to 1% of the principal amount of the term loans made under the Financing Agreement that is payable on the earliest of (w) the final maturity date of the Financing Agreement, (x) the termination date of the Financing Agreement, (y) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (z) the date of any refinancing of the term loan under the Financing Agreement. The Amendment amended the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2019.

On May 8, 2019, the Partnership entered into a third amendment (“Third Amendment”) to the Financing Agreement. The Third Amendment includes the Lender’s agreement to waive any Event of Default that arose or would otherwise arise under the Financing Agreement for failing to comply with the Fixed Charge Coverage Ratio for the six months ended March 31, 2019. The Third Amendment increases the original exit fee of 3.0% to 6.0%. The original exit fee of 3% was included in the Financing Agreement at the execution date and the increase of the total exit fee to 6% was included as part of the amendment dated February 13, 2019 discussed above and this Third Amendment. The exit fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (a) the final maturity date, (b) the termination date of the Financing agreement for any reason, (c) the acceleration of the obligations in the Financing Agreement for any reason and (d) the date of any refinancing of the term loan under the Financing Agreement.

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

On September 6, 2019, the Partnership entered into a fifth amendment (the “Fifth Amendment”) to the Financing Agreement. The Fifth Amendment (i) extended the maturity of the Financing Agreement to December 27, 2022, (ii) provided a $5.0 million term loan provided by the Lenders to the Partnership under the delayed draw feature of the Financing Agreement, (iii) extended the period by which an applicable premium payable to the Lenders will be calculated to December 31, 2021, (iv) modified certain definitions and concepts to account for the Partnership’s recent acquisition of properties from Blackjewel, (v) permitted the disposition of the Pennyrile mining complex and (vi) provided for the payment of additional fees to the Lenders, including a consent fee of $1.0 million, an amendment fee of $825,000 and an increase in the lender exit fee of 1.00% to a total exit fee of 7.00% of the amount of term loans made under the Financing Agreement that is payable at final maturity of the Financing Agreement.

At December 31, 2019, $27.5 million was outstanding under the Financing Agreement at a variable interest rate of Libor plus 10.00% (11.80% at December 31, 2019), $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (11.74% at December 31, 2019) and $5.0 million of borrowings outstanding at a variable interest rate of Libor plus 10.00% (11.71% at December 31, 2019).

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

The Partnership did not capitalize any interest costs during the year ended December 31, 2019 or 2018.

Principal payments on debt (including unamortized debt issuance costs and unamortized warrant costs) due subsequent to December 31, 2019 are as follows:

(in thousands)

2020	$43,297
2021	891
2022	86
2023	90
2024	93
Total principal payments	$44,457
Debt discount and deferred financing costs	(9,053)
Total	$35,404

12. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance at beginning of period (including current portion)	$17,581	$18,662
Accretion expense	1,341	1,269
Adjustments to the liability from annual recosting and other	(823)	(1,083)
Jewell Valley LLC acquisition	2,596	-
Reclassification to held for sale	(38)	(968)
Liabilities settled	(66)	(299)
Balance at end of period	20,591	17,581
Less current portion of asset retirement obligation	(420)	(465)
Long-term portion of asset retirement obligation	$20,171	$17,116

13. WORKERS’ COMPENSATION AND BLACK LUNG

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

The Partnership’s black lung benefit liability is calculated using the service cost method that considers the calculation of the actuarial present value of the estimated black lung obligation. The Partnership’s actuarial calculations using the service cost method for its black lung benefit liability are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and interest rates. The Partnership’s liability for traumatic workers’ compensation injury claims is the estimated present value of current workers’ compensation benefits, based on actuarial estimates. The Partnership’s actuarial estimates for its workers’ compensation liability are based on numerous assumptions including claim development patterns, mortality, medical costs and interest rates. The discount rate used to calculate the estimated present value of future obligations for black lung was 3.4% and 4.0%, for December 31, 2019 and 2018, respectively and for workers’ compensation the discount rate was 2.69% and 3.4% at December 31, 2019 and 2018, respectively.

The uninsured black lung and workers’ compensation expenses for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Black lung benefits:	(in thousands)
Service cost	$660	$(296)
Interest cost	391	391
Actuarial loss/(gain)	1,282	(893)
Total black lung	2,333	(798)
Workers’ compensation expense	2,967	3,912
Total expense	$5,300	$3,114

The changes in the black lung benefit liability for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Benefit obligations at beginning of year	$10,094	$11,446
Service cost	660	(296)
Interest cost	391	391
Actuarial loss/(gain)	1,282	(893)
Benefits and expenses paid	(629)	(554)
Benefit obligations at end of year	$11,798	$10,094

The classification of the amounts recognized for the Partnership’s workers’ compensation and black lung benefits liability as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(in thousands)
Uninsured black lung claims	$11,798	$10,094
Insured black lung and workers’ compensation claims	30,625	24,191
Workers’ compensation claims	4,218	4,706
Total obligations	$46,641	$38,991
Less current portion	(2,500)	(1,900)
Non-current obligations	$44,141	$37,091

The balance for insured black lung and workers’ compensation claims as of December 31, 2019 and 2018 consisted of $30.6 million and $24.2 million, respectively. This is a primary obligation of the Partnership, but is also due from the Partnership’s insurance providers and is included in Note 9 as non-current receivables. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210. This presentation has no impact on the Partnership’s results of operations or cash flows.

14. EMPLOYEE BENEFITS

401(k) Plans—The Partnership and certain subsidiaries sponsor defined contribution savings plans for all employees. Under one defined contribution savings plan, the Partnership matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
401(k) plan expense	$1,421	$1,224

15. PARTNERS’ CAPITAL/EQUITY-BASED COMPENSATION

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

During the first quarter of 2019, the Partnership paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. During the first quarter of 2018, the Partnership paid the holders of Series A preferred units $6.0 million in distributions earned for the year ended December 31, 2017. The Partnership has accrued approximately $1.2 million for distributions to holders of the Series A preferred units for the year ended December 31, 2019.

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

Accumulated Distribution Arrearages— Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended December 31, 2018, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of December 31, 2019, the Partnership had accumulated arrearages of $907.2 million.

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

Since the Partnership did not grant any awards in 2019 and since all grants made in 2018 vested immediately, the Partnership did not have any unrecognized compensation expense of any non-vested LTIP awards as of December 31, 2019.

16. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of December 31, 2019, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons	Number of customers
	(in thousands)
2020	1,734	12
2021	400	3
2022	250	3

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchase Commitments—As of December 31, 2019, the Partnership had no commitments to purchase diesel fuel in future years.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchase coal expense from coal purchase contracts and expense from OTC purchases for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Purchased coal expense	$-	$31
OTC expense	$-	$-

Leases—The Partnership leases various mining, transportation, other equipment and facilities under operating leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease and royalty expense for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Lease expense	$4,734	$3,509
Royalty expense	$12,532	$10,342

Approximate future royalty payments (not including advance royalties already paid and recorded as assets in the accompanying statements of financial position) are as follows:

Years Ending December 31,	Royalties
(in thousands)
2020	$1,344
2021	1,344
2022	1,344
2023	1,344
Thereafter	6,720
Total minimum royalty and lease payments	$12,096

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

Yorktown and Weston Litigation

On May 3, 2019, the Partnership (the “Plaintiffs”) filed a complaint in the Court of Chancery in the State of Delaware against Rhino Resource Partners Holdings LLC (“Holdings”), Weston Energy LLC (“Weston”), Yorktown Partners LLC and certain Yorktown funds (collectively, the “Yorktown entities”), as well as Mr. Ronald Phillips, Mr. Bryan H. Lawrence and Mr. Bryan R. Lawrence (the “Yorktown Litigation”).

The complaint alleges that Holdings violated certain representations and negative covenants under an option agreement, dated December 30, 2016 among Holdings, the Plaintiffs, and Weston (the “Option Agreement”), as a result of Holdings’ entry into a Restructuring Support Agreement with Armstrong Energy, Inc. (“Armstrong”), its creditors and certain other parties, which agreement was entered into in advance of Armstrong’s filing for bankruptcy relief under Chapter 11 of the United States Code in November 2017. The complaint further alleges that (i) Mr. Phillips violated fiduciary and contractual duties owed to the Plaintiffs and solicited, accepted and agreed to accept certain benefits from Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence without the Plaintiff’s knowledge or consent and during a period in which Mr. Phillips was the President of Royal and a director on the Partnership’s board and(ii) Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence aided and abetted Mr. Phillips’ breaches of his fiduciary duties, tortuously interfered with the observance of Mr. Phillips’ duties under the respective organizational agreements and conferred, offered to confer and agreed to confer benefits on Mr. Phillips without the Plaintiff’s knowledge or consent.

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

The Yorktown entities filed an answer to the lawsuit on May 31, 2019, followed by a Motion for Judgment on the Pleadings and Motion to Dismiss. A hearing will be held on the Motion for Judgment on the Pleadings on April 7, 2020.

On November 7, 2019, Weston filed a claim in the Court of Chancery of the State of Delaware against the Partnership. Weston holds 1,500,000 Series A preferred units representing limited partner interests in the Partnership (“Series A Preferred Units”). The claims allege that the Partnership breached certain representations, covenants and rights contained in the Partnership’s Fourth Amended and Restated Limited Partnership Agreement and the purchase agreement relating to the sale of the Series A Preferred Units to Weston, as a result of the Partnership (i) effecting the previously reported $7 million settlement with a third party in June 2019, which allowed the third party to maintain certain pipelines pursuant to designated permits at the Partnership’s Central Appalachia operations, without Weston’s consent, and (ii) refusing to distribute what Weston, as a holder of Series A Preferred Units, claims is its pro rata share of such settlement. The Partnership believes these claims are without merit and intends to vigorously defend against them.

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the consolidated statements of financial position. The Partnership had no outstanding letters of credit at December 31, 2019. The Partnership had outstanding surety bonds with third parties of $41.6 million as of December 31, 2019 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Partnership’s surety bond provider. Of the $41.6 million, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. The Partnership can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor is the Partnership aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, the Partnership may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify the Partnership for damages, including reclamation liabilities, pursuant to the agreements governing the sales of this entity, the Partnership may not be successful in obtaining any indemnity or any amounts received may be inadequate.

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

The Financing Agreement is fully and unconditionally, jointly and severally guaranteed by the Partnership and substantially all of its wholly owned subsidiaries. Borrowings under the financing agreement are collateralized by the unsecured assets of the Partnership and substantially all of its wholly owned subsidiaries. See Note 11, for additional discussion of the Partnership’s debt obligations.

17. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the years ended December 31, 2019 and 2018:

Year Ended December 31, 2019	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(203)	$(44,712)	$(3,904)	$1,200
Net (loss) from discontinued operations	(216)	(47,533)	(4,151)	-
Total interest in net (loss)/income	$(419)	$(92,245)	$(8,055)	$1,200
Denominator:
Weighted average units used to compute basic EPU	n/a	13,093	1,143	1,500
Weighted average units used to compute diluted EPU	n/a	13,093	1,143	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(3.41)	$(3.41)	$0.80
Net (loss) per unit from discontinued operations	n/a	(3.63)	(3.63)	-
Net (loss)/income per common unit, basic	n/a	$(7.04)	$(7.04)	$0.80
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(3.41)	$(3.41)	0.80
Net (loss) per unit from discontinued operations	n/a	(3.63)	(3.63)	-
Net (loss)/income per common unit, diluted	n/a	$(7.04)	$(7.04)	0.80

Year Ended December 31, 2018	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
Numerator:	(in thousands, except per unit data)
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(49)	$(10,575)	$(926)	$3,210
Net (loss) from discontinued operations	(32)	(7,042)	(617)	-
Total interest in net (loss)/income	$(81)	$(17,617)	$(1,543)	3,210
Denominator:
Weighted average units used to compute basic EPU	n/a	13,062	1,144	1,500
Weighted average units used to compute diluted EPU	n/a	13,062	1,144	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.81)	$(0.81)	$2.14
Net (loss) per unit from discontinued operations	n/a	(0.54)	(0.54)	-
Net (loss)/income per common unit, basic	n/a	$(1.35)	$(1.35)	$2.14
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.81)	$(0.81)	$2.14
Net (loss) per unit from discontinued operations	n/a	(0.54)	(0.54)	-
Net (loss)/income per common unit, diluted	n/a	$(1.35)	$(1.35)	$2.14

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred a total net loss for the years ended December 31, 2019 and 2018, all potential dilutive units were excluded from the diluted EPU calculation for this period because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 11 for the year ended December 31, 2019.

18. MAJOR CUSTOMERS

The Partnership had revenues or receivables from the following major customers that in each period equaled or exceeded 10% of revenues or receivables (Note: customers with “n/a” had revenue or receivables below the 10% threshold in any period where this is indicated):

	December 31, 2019 Receivable Balance	Year Ended December 31, 2019 Sales	December 31, 2018 Receivable Balance	Year Ended December 31, 2018 Sales
	(in thousands)
Javelin Global	$1,007	$43,707	$4,347	$52,777
Wolverine Fuel Sales Inc. (formerly Bowie Coal Sales)	$3,093	$23,157	$2,677	$21,855
Integrity Coal	$-	$6,182	$937	$24,089

The amounts in the above table include sales and receivables from the Pennyrile mining operation, which discontinued operations in September of 2019.

19. REVENUE

The Partnership adopted ASC Topic 606 on January 1, 2018, using the modified retrospective method. The adoption of Topic 606 has no impact on revenue amounts recorded on the Partnership’s financial statements. The new disclosures required by ASC Topic 606, as applicable, are presented below. The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the years ended December 31, 2019 and 2018. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the years ended December 31, 2019 and 2018.

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

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the year ended December 31, 2019:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$42,384	$23,796	$39,434	$-	$105,614
Met coal	73,284	-	-	-	73,284
Other revenue	448	1,636	1	53	2,138
Total	$116,116	$25,432	$39,435	$53	$181,036

The following table disaggregates revenue by type for each reportable segment for the year ended December 31, 2018:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$52,380	$18,237	$36,186	$-	$106,803
Met coal	87,015	-	-	-	87,015
Other revenue	374	2,205	9	179	2,767
Total	$139,769	$20,442	$36,195	$179	$196,585

20. FAIR VALUE MEASUREMENTS

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s financing agreement was determined based upon a market approach and approximates the carrying value at December 31, 2019. The fair value of the Partnership’s financing agreement is a Level 2 measurement.

For the year ended December 31, 2019, the Partnership had a nonrecurring fair value measurement related to an asset impairment. The Partnership performed a comprehensive review of its current coal mining operations as well as potential future development projects to ascertain any potential impairment losses during 2019. The Partnership identified two properties that were impaired based upon changes in market conditions, potential financing alternatives or other factors, specifically at the Rhino Eastern and Taylorville Mining undeveloped properties where market conditions related to any future development deteriorated in the fourth quarter of 2019. The Partnership recorded approximately $26.0 million of total asset impairment and related charges related to these undeveloped properties for the year ended December 31, 2019, which is recorded on the Asset impairment and related charges line of the consolidated statements of operations. The $26.0 million impairment included a $17.9 million impairment related to future development of Rhino Eastern and an $8.1 million impairment related to future development of Taylorville Mining LLC. Measurement of the impairment is a Level 3 measurement.

As of December 31, 2018, the Partnership had a recurring fair value measurement relating to its investment in Mammoth Inc. As discussed in Note 6, the Partnership sold the balance of its Mammoth Inc. shares (104,100 shares) during the first quarter of 2019. The Partnership’s shares of Mammoth Inc. were classified as an investment on the Partnership’s consolidated statements of financial position as of December 31, 2018. Based on the availability of a quoted price, the recurring fair value measurement of the Mammoth Inc. shares was a Level 1 measurement.

21. RELATED PARTY AND AFFILIATE TRANSACTIONS

Related Party	Description	2019	2018
		(in thousands)
Royal Energy Resources, Inc.	Commissions and other fees	$871	$588
Weston Energy LLC	Series A preferred unit distribution	$1,200	$3,210
Mammoth Energy Services, Inc.	Proceeds from sale of shares	$2,304	$11,887

22. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $4.7 million and $6.0 million for the years ended December 31, 2019 and 2018, respectively.

The consolidated statement of cash flows for the year ended December 31, 2019 is exclusive of approximately $2.4 million of property, plant and equipment additions which are recorded in debt.

The consolidated statement of cash flows for the year ended December 31, 2019 is exclusive of approximately $5.4 million of property, plant and equipment additions which are recorded in Accounts payable.

The consolidated statement of cash flows for the year ended December 31, 2018 is exclusive of approximately $1.2 million of property, plant and equipment additions which are recorded in Accounts payable.

23. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, Virginia, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States.

As of December 31, 2019, the Partnership has three reportable business segments: Central Appalachia, Northern Appalachia, and Rhino Western. Additionally, the Partnership has an Other category that includes its ancillary businesses. Prior to the third quarter of 2019, the Partnership included the Illinois Basin as a reportable segment, which included the Pennyrile mining operation and Taylorville Mining LLC. The financial results for Pennyrile have been reclassified to discontinued operations and all remaining held for sale assets and liabilities have been reclassified to the Other category for purposes of segment reporting. Taylorville Mining LLC has also been moved to the Other category. The Partnership impaired the Taylorville Mining LLC undeveloped properties based upon changes in market conditions, potential financing alternatives or other factors, as market conditions related to any future development of the properties deteriorated in the fourth quarter of 2019. The remaining activities for Taylorville Mining LLC are not material for separate segment reporting.

The Partnership’s Other category, as reclassified, is comprised of the Partnership’s ancillary businesses. For 2019 and 2018 reporting purposes, held for sale assets are included in the Other category. The Partnership has not provided disclosure of total expenditures by segment for long-lived assets, as the Partnership does not maintain discrete financial information concerning segment expenditures for long lived assets, and accordingly such information is not provided to the Partnership’s chief operating decision maker. The information provided in the following tables represents the primary measures used to assess segment performance by the Partnership’s chief operating decision maker.

Reportable segment results of operations and financial position for the year ended December 31, 2019 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Total assets	$100,329	$13,424	$29,914	$50,880	$194,547
Total revenues	116,116	25,432	39,435	53	181,036
DD&A	8,069	1,736	4,336	320	14,461
Interest expense	-	-	21	7,833	7,854
Net (loss)/income	$(16,171)	$(8,412)	$4,466	$(27,502)	$(47,619)

Reportable segment results of operations and financial position for the year ended December 31, 2018 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Total assets	$92,605	$10,888	$30,028	$115,097	$248,618
Total revenues	139,769	20,442	36,195	179	196,585
DD&A	8,747	1,221	4,098	366	14,432
Interest expense	1	-	-	8,482	8,483
Net income/(loss)	$8,777	$(4,443)	$1,380	$(14,054)	$(8,340)

For additional information on the Partnership’s revenue by product category for the periods ended December 31, 2019 and 2018 please refer to Note 19.

