Form 10-Q
period 2020-03-31
Rhino Resource Partners LP
filed 2020-05-22
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 15, 2020, 13,078,668 common units, 1,143,171 subordinated units and 1,500,000 Series A preferred units were outstanding.

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

Any differences could be caused by a number of factors, including, but not limited to: our ability to maintain adequate cash flow and to obtain financing necessary to fund our capital expenditures, meet working capital needs and maintain and grow our operations; our future levels of indebtedness and compliance with debt covenants; sustained depressed levels of or further decline in coal prices, which depend upon several factors such as the supply of domestic and foreign coal, the demand for domestic and foreign coal, governmental regulations, price and availability of alternative fuels for electricity generation and prevailing economic conditions; our ability to comply with the qualifying income requirement necessary to maintain our status as a partnership for U.S. federal income tax purposes; declines in demand for electricity and coal; current and future environmental laws and regulations, which could materially increase operating costs or limit our ability to produce and sell coal; extensive government regulation of mine operations, especially with respect to mine safety and health, which imposes significant actual and potential costs; difficulties in obtaining and/or renewing permits necessary for operations; a variety of operating risks, such as unfavorable geologic conditions, adverse weather conditions and natural disasters, mining and processing equipment unavailability, failures and unexpected maintenance problems and accidents, including fire and explosions from methane; poor mining conditions resulting from the effects of prior mining; the availability and costs of key supplies and commodities such as steel, diesel fuel and explosives; fluctuations in transportation costs or disruptions in transportation services, which could increase competition or impair our ability to supply coal; a shortage of skilled labor, increased labor costs or work stoppages; our ability to secure or acquire new or replacement high-quality coal reserves that are economically recoverable; material inaccuracies in our estimates of coal reserves and non-reserve coal deposits; existing and future laws and regulations regulating the emission of sulfur dioxide and other compounds, which could affect coal consumers and reduce demand for coal; federal and state laws restricting the emissions of greenhouse gases; our ability to acquire or failure to maintain, obtain or renew surety bonds used to secure obligations to reclaim mined property; our dependence on a few customers and our ability to find and retain customers under favorable supply contracts; changes in consumption patterns by utilities away from the use of coal, such as changes resulting from low natural gas prices; changes in governmental regulation of the electric utility industry; defects in title in properties that we own or losses of any of our leasehold interests; our ability to retain and attract senior management and other key personnel; material inaccuracy of assumptions underlying reclamation and mine closure obligations; weakness in global economic conditions; and our current liquidity constraints, which may require us to sell assets, restructure our debt, or seek protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). Other factors that could cause our actual results to differ from our projected results are described elsewhere in (1) this Form 10-Q, (2) our Annual Report on Form 10-K for the year ended December 31, 2019, (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission and (4) other announcements we make from time to time. In addition, we may be subject to unforeseen risks that may have a materially adverse effect on us. Accordingly, no assurances can be given that the actual events and results will not be materially different from the anticipated results described in the forward-looking statements.

The forward-looking statements speak only as of the date made, and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

RHINO RESOURCE PARTNERS LP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands)

	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,281	$112
Restricted cash	475	$-
Accounts receivable	10,703	14,149
Receivable-other	-	2,800
Inventories	15,607	15,664
Advance royalties, current portion	1	3
Prepaid expenses and other	1,919	2,169
Total current assets	29,986	34,897
PROPERTY, PLANT AND EQUIPMENT:
At cost, including coal properties, mine development and construction costs	361,511	353,809
Less accumulated depreciation, depletion and amortization	(260,575)	(251,466)
Net property, plant and equipment	100,936	102,343
Operating lease right-of-use assets (net)	10,341	11,145
Advance royalties, net of current portion	262	119
Deposits - Workers’ Compensation and Surety Programs	7,943	7,943
Other non-current assets	31,941	31,590
Non-current assets held for sale	-	6,510
TOTAL	$181,409	$194,547
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,270	$28,627
Accrued expenses and other	11,369	13,207
Accrued preferred distributions	1,500	1,200
Current portion of operating lease liabilities	3,195	3,267
Current portion of long-term debt-net of unamortized debt issuance costs (NOTE 10)	36,781	34,244
Current portion of asset retirement obligations	420	420
Current liabilities held for sale	-	4,827
Total current liabilities	83,535	85,792
NON-CURRENT LIABILITIES:
Long-term debt, net	855	1,160
Asset retirement obligations, net of current portion	20,560	20,171
Operating lease liabilities, net of current portion	6,741	7,465
Other non-current liabilities	44,293	44,244
Total non-current liabilities	72,449	73,040
Total liabilities	155,984	158,832
COMMITMENTS AND CONTINGENCIES (NOTE 15)
PARTNERS’ CAPITAL:
Limited partners	4,958	15,205
General partner	8,329	8,372
Preferred partners	15,000	15,000
Investment in Royal common stock (NOTE 13)	(4,126)	(4,126)
Common unit warrants	1,264	1,264
Total partners’ capital	25,425	35,715
TOTAL	$181,409	$194,547

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Coal sales	$37,314	$44,863
Other revenues	182	874
Total revenues	37,496	45,737
COSTS AND EXPENSES:
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	36,123	40,213
Freight and handling costs	1,040	1,155
Depreciation, depletion and amortization	3,949	3,491
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	4,160	2,722
(Gain) on sale/disposal of assets, net	63	222
Total costs and expenses	45,335	47,803
LOSS FROM OPERATIONS	(7,839)	(2,066)
INTEREST AND OTHER (EXPENSE)/INCOME:
Interest expense and other	(2,072)	(1,701)
Total interest and other (expense)	(2,072)	(1,701)
NET LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	(9,911)	(3,767)
INCOME TAXES	-	-
NET LOSS FROM CONTINUING OPERATIONS	(9,911)	(3,767)
DISCONTINUED OPERATIONS (NOTE 4)
Loss from discontinued operations	(79)	(3,512)
NET LOSS	$(9,990)	$(7,279)

General partner’s interest in net (loss):
Net loss from continuing operations	$(43)	$(17)
Net loss from discontinued operations	-	(15)
General partner’s interest in net loss	$(43)	$(32)
Common unitholders’ interest in net (loss):
Net loss from continuing operations	$(9,351)	$(3,725)
Net loss from discontinued operations	(72)	(3,216)
Common unitholders’ interest in net loss:	$(9,423)	$(6,941)
Subordinated unitholders’ interest in net loss:
Net (loss) from continuing operations	$(817)	$(325)
Net (loss) from discontinued operations	(7)	(281)
Subordinated unitholders’ interest in net loss:	$(824)	$(606)
Preferred unitholders’ interest in net income:
Net income from continuing operations	$300	$300
Net income from discontinued operations	-	-
Preferred unitholders’ interest in net income	$300	$300
Net (loss)/income per limited partner unit, basic:
Common units:
Net loss per unit from continuing operations	$(0.72)	$(0.28)
Net loss per unit from discontinued operations	-	(0.25)
Net loss per common unit, basic	$(0.72)	$(0.53)
Subordinated units
Net loss per unit from continuing operations	$(0.72)	$(0.28)
Net loss per unit from discontinued operations	-	(0.25)
Net loss per subordinated unit, basic	$(0.72)	$(0.53)
Preferred units
Net income per unit from continuing operations	$0.20	$0.20
Net income per unit from discontinued operations	-	-
Net income per preferred unit, basic	$0.20	$0.20
Net (loss)/income per limited partner unit, diluted:
Common units
Net loss per unit from continuing operations	$(0.72)	$(0.28)
Net loss per unit from discontinued operations	-	(0.25)
Net loss per common unit, diluted	$(0.72)	$(0.53)
Subordinated units
Net loss per unit from continuing operations	$(0.72)	$(0.28)
Net loss per unit from discontinued operations	-	(0.25)
Net loss per subordinated unit, diluted	$(0.72)	$(0.53)
Preferred units
Net income per unit from continuing operations	$0.20	$0.20
Net income per unit from discontinued operations	-	-
Net income per preferred unit, diluted	$0.20	$0.20

Weighted average number of limited partner units outstanding, basic:
Common units	13,078	13,098
Subordinated units	1,143	1,144
Preferred units	1,500	1,500
Weighted average number of limited partner units outstanding, diluted:
Common units	13,078	13,098
Subordinated units	1,143	1,144
Preferred units	1,500	1,500

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

(In thousands)

	Limited Partners				General	Preferred		Total
	Common		Subordinated		Partner	Partner		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Other	Capital

BALANCE - December 31, 2019	13,078	$(52,921)	1,143	$68,126	$8,372	$15,000	$(2,862)	$35,715
Net (loss)/income	-	(9,423)	-	(824)	(43)	300	-	(9,990)
Preferred partner distribution earned	-	-	-	-	-	(300)	-	(300)
BALANCE - March 31, 2020	13,078	$(62,344)	1,143	$67,302	$8,329	$15,000	$(2,862)	$25,425

	Limited Partners				General	Preferred		Total
	Common		Subordinated		Partner	Partner		Partners’
	Units	Capital	Units	Capital	Capital	Capital	Other	Capital
BALANCE - December 31, 2018	13,098	$39,324	1,144	$76,181	$8,792	$15,000	$(2,862)	$136,435
Net (loss)/income	-	(6,941)	-	(606)	(32)	300	-	(7,279)
Preferred distribution earned	-	-	-	-	-	(300)	-	(300)
BALANCE - March 31, 2019	13,098	$32,383	1,144	$75,575	$8,760	$15,000	$(2,862)	$128,856

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(9,990)	$(7,279)
Adjustments to reconcile net (loss) to net cash (used in)/provided by operating activities:
Depreciation, depletion and amortization	3,949	5,549
Accretion on asset retirement obligations	389	319
Amortization of advance royalties	3	407
Amortization of debt issuance costs	755	516
Amortization of debt discount	35	105
Loss on retirement of advance royalties	-	112
Loss on sale/disposal of assets—net	63	655
(Gain) on sale of Mammoth shares	-	(433)
Asset impairment adjustment	(343)	-
Changes in assets and liabilities:
Accounts receivable	4,110	(1,855)
Inventories	56	(4,847)
Advance royalties	(144)	(677)
Prepaid expenses and other assets	196	537
Accounts payable	(962)	6,463
Accrued expenses and other liabilities	(1,090)	977
Asset retirement obligations	-	(15)
Net cash (used in)/provided by operating activities	(2,973)	534
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(1,623)	(2,001)
Proceeds from sales of property, plant, and equipment	-	1,401
Proceeds from pipeline settlement	2,800	-
Proceeds from sale of Pennyrile assets	3,000	-
Proceeds from sale of Mammoth shares	-	2,304
Net cash provided by investing activities	4,177	1,704
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(375)	(375)
Repayments on other debt	(1,034)	(522)
Repayments on finance leases	(1)	(1)
Proceeds from financing agreement	3,000	-
Payments of debt issuance costs	(1,150)	(101)
Preferred distributions paid	-	(3,210)
Net cash provided by/(used in) financing activities	440	(4,209)
NET (DECREASE) IN CASH, CASH EQUIVALENTS	1,644	(1,971)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	112	6,172
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$1,756	$4,201

Summary Statement of Financial Position:
Cash and cash equivalents	$1,281	$4,201
Restricted cash	475	-
	$1,756	$4,201

See notes to unaudited condensed consolidated financial statements.

RHINO RESOURCE PARTNERS LP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019 AND FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

1. BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited interim financial statements include the accounts of Rhino Resource Partners LP and its subsidiaries (the “Partnership”). Intercompany transactions and balances have been eliminated in consolidation.

Upon an evaluation of the effects on the Partnership from the weakness of the metallurgical and steam coal markets, which have been further negatively impacted from the effects of the COVID-19 pandemic, the Partnership determined that it may not have sufficient liquidity to operate its business over the next twelve months from the date of filing this Form 10-Q. Thus, substantial doubt is raised about the Partnership’s ability to continue as a going concern. Our independent registered public accounting firm included an emphasis paragraph with respect to our ability to continue as a going concern in its report on the Partnership’s consolidated financial statements for the year ended December 31, 2019. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Partnership be unable to continue as a going concern. Failure to generate sufficient cash flow from operations could cause us to further curtail our operations and reduce spending and alter our business plan. We may also be required to consider other options, such as selling additional assets or seeking merger opportunities, and depending on the urgency of our liquidity constraints, we may be required to pursue such an option at an inopportune time.

The Partnership continues to take measures, including the suspension of cash distributions on its common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity in order to fund our ongoing operations and necessary capital expenditures to meet our financial commitments and debt service obligations.

The Partnership is currently exploring alternatives for other sources of capital for ongoing liquidity needs and transactions to enhance its ability to comply with its financial covenants. As disclosed on the Partnership’s Form 8-K filed with the SEC on March 27, 2020, the Partnership has engaged legal and financial advisors to assist it in evaluating its strategic options. The Partnership is working to improve its operating performance and its cash, liquidity and financial position. This includes pursuing the sale of non-strategic surplus assets, continuing to drive cost improvements across the company, continuing to negotiate alternative payment terms with creditors, and obtaining waivers of going concern and financial covenant violations under our financing agreement, or alternatively, pursuing a court-supervised reorganization under Chapter 11 and related financing needs.

Debt Classification — The Partnership evaluated its financing agreement at March 31, 2020 to determine whether the debt liability should be classified as a long-term or current liability on the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership determined that it was in violation of certain debt covenants in the financing agreement as of March 31, 2020 and the lenders were unwilling to grant a waiver to the Partnership for these events of default as of the filing date of this Form 10-Q. The financing agreement contains negative covenants that restrict the Partnership’s ability to, among other things, permit the trailing nine month fixed charge coverage ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00. The financing agreement also requires the Partnership to receive an annual unqualified audit opinion from its external audit firm that does not include an emphasis paragraph on the Partnership’s ability to continue as a going concern. As of March 31, 2020, Rhino’s fixed charge coverage ratio was less than 1.20 to 1.00 and the Partnership’s annual report on Form 10-K for 2019 included an audit opinion from its external auditors that included an emphasis paragraph regarding the Partnership’s ability to continue as a going concern. Based upon these covenant violations, the Partnership’s debt liability is currently callable by the lenders and is classified as current as of March 31, 2020 and December 31, 2019.

Debt issuance costs related to the debt liability are also classified as current. However, since the Partnership is currently in negotiations with its lender, the Partnership has not changed the amortization period of these costs. Included in debt costs are the exit fees described further in Note 10, which absent a waiver, are also callable with the accompanying debt as of March 31, 2020. (Please read Note 10 for additional discussion of the Partnership’s financing agreement).

Cash, Cash Equivalents and Restricted Cash. The Partnership considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash is combined with cash and cash equivalents on the unaudited condensed consolidated statement of cash flows.

Unaudited Interim Financial Information. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The condensed consolidated statement of financial position as of March 31, 2020, condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, consolidated statements of partners’ capital for the three months ended March 31, 2020 and 2019 and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 include all adjustments that the Partnership considers necessary for a fair presentation of the financial position, partners’ capital, operating results and cash flows for the periods presented. The condensed consolidated statement of financial position as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2019 with the Securities and Exchange Commission (“SEC”), which included all information and notes necessary for such presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year or any future period. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Revenue Recognition. Most of the Partnership’s revenues are generated under coal sales contracts with electric utilities, coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations. Revenue is recognized and recorded when shipment or delivery to the customer has occurred, prices are fixed or determinable, control has passed in accordance with the terms of the sales agreement and collectability is reasonably assured. Under the typical terms of these agreements, control transfers to the customers at the mine or port, when the coal is loaded on the rail, barge, truck or other transportation source that delivers coal to its destination. Advance payments received are deferred and recognized in revenue as coal is shipped and title passes.

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

Debt Issuance Costs. Debt issuance costs reflect fees incurred to obtain financing and are amortized (included in interest expense) using the straight-line method over the life of the related debt, which approximates the effective interest method. Debt issuance costs are presented as a direct deduction from long-term debt as of March 31, 2020 and December 31, 2019. The effective interest rate for the three months ended March 31, 2020 was 20.58% and 21.93% for the three months ended March 31, 2019.

Recently Issued Accounting Standards. On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in ASC 848 provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASC 848 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Partnership is currently evaluating this guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 revise the disclosure requirements for fair value measurements. These changes are to be applied prospectively for only the most recent interim or annual period present in the year of adoption. The Partnership adopted ASU 2018-13 during the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on the Partnership’s unaudited condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480), I. Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” Part I of ASU 2017-11 will result in freestanding equity-linked financial instruments, such as warrants, and conversion options in convertible debt or preferred stock to no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification. The amendments in Part II do not require any transition guidance as the amendments do not have an accounting effect. The amendments in ASU 2017-11 were effective on January 1, 2020, and the Part I amendments must be applied retrospectively. Early application is permitted. The Partnership early adopted ASU 2017-11, which did not have any material impact.

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

The Partnership resumed mining at two of the three Jewell Valley mines during the fourth quarter of 2019. The operating results for Jewell Valley is reported as part of the Partnership’s Central Appalachia business segment. The Partnership reviewed the appropriate guidance within ASU 2017-01, Business Combinations (Topic 805) and determined that this transaction was an asset purchase.

The Assignment Agreement was funded by borrowings from the Partnership’s delayed draw feature of the financing agreement. Please refer to Note 10 for additional details of the financing agreement. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Property, plant and equipment	$3,853
Land	378
Asset retirement obligation	(2,596)
Net assets acquired	$1,635
Initial cash consideration	$850
Mineral cure payments	431
Transaction costs	104
Cash consideration	1,385
Royalty payable	250
Total consideration	$1,635

4. DISCONTINUED OPERATIONS

Pennyrile Asset Purchase Agreement

On September 6, 2019, the Partnership and Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) entered into an Asset Purchase Agreement (the “Pennyrile APA”) pursuant to which the Partnership agreed to sell to the Buyer all of the real property, permits, equipment and inventory and certain other assets associated with its Pennyrile mine complex, as well as the buyer’s assumption of the Pennyrile reclamation obligation, in exchange for approximately $3.7 million, subject to certain adjustments. The final adjustments included the Partnership retaining certain equipment originally included in the assets to be sold to the Buyer, which resulted in a $0.3 million favorable adjustment to the impairment loss originally recorded by the Partnership in the third quarter of 2019 and a decrease in the final purchase price paid by the Buyer. The transaction was completed in March of 2020 and the Partnership received cash consideration of $3.0 million.

Coal Supply Asset Purchase Agreement

On September 6, 2019, the Partnership, the Buyer and the Buyer Parent entered into an Asset Purchase Agreement for the sale and assignment of certain coal supply agreements associated with the Pennyrile mine complex (the “Coal Supply APA”) in exchange for approximately $7.3 million. The Coal Supply APA included customary representations of the parties thereto and indemnification for losses arising from the breaches of such representations and for liabilities arising during the period in which the relevant parties were not party to the coal supply agreements. The transactions contemplated by the Coal Supply APA closed upon the execution thereof.

Discontinued Operations

The Pennyrile operating results for the months ended March 31, 2020 and 2019 are recorded as discontinued operations on the Partnership’s unaudited condensed consolidated statements of operations. The current and non-current assets and liabilities previously related to Pennyrile have been reclassified to the appropriate held for sale categories on the Partnership’s unaudited condensed consolidated statement of financial position at December 31, 2019. The footnotes to the consolidated statement of financial position have been adjusted accordingly.

Major assets and liabilities of discontinued operations for Pennyrile Energy LLC as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Carrying amount of major classes of assets included as part of discontinued operations:
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Accounts receivable-other	-	-
Inventories	-	-
Advance royalties	-	-
Prepaid expenses and other	-	-
Total current assets of the disposal group classified as held for sale in the statement of financial position	$-	$-

Property and equipment (net)	$-	$6,510
Advance royalties, net of current portion	-	-
Other non-current assets	-	-
Total non-current assets of the disposal group classified as held for sale in the statement of financial position	$-	$6,510

Carrying amount of major classes of liabilities included as part of discontinued operations:
Accounts payable	$-	$2,117
Accrued expenses and other	-	510
Asset retirement obligations, current portion	-	2,200
Total current liabilities of the disposal group classified as held for sale in the statement of financial position	$-	$4,827

Asset retirement obligations, net of current portion	$-	$-
Total non-current liabilities of the disposal group classified as held for sale in the statement of financial position	$-	$-

Major components of net loss from discontinued operations for Pennyrile Energy LLC for three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Major line items constituting loss from discontinued operations for the Pennyrile Energy LLC disposal:
Coal sales	$-	$13,000
Total revenues	-	13,000

Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	422	14,433
Depreciation, depletion and amortization	-	2,058
Selling, general and administrative (exclusive of depreciation, depletion and amortization shown separately above)	-	21
Asset impairment adjustment	(343)	-
Total costs, expenses and other	79	16,512
(Loss) from discontinued operations before income taxes	(79)	(3,512)
Income taxes	-	-
Net (loss) from discontinued operations	$(79)	$(3,512)

Cash Flows. The depreciation, depletion and amortization amounts for Pennyrile for each period presented are listed in the previous table. The Pennyrile capital expenditures for the three months ended March 31, 2019 were $0.3 million. The Partnership recorded a $0.3 million favorable adjustment to asset impairment expense during the first quarter of 2020 as discussed above. Pennyrile did not have any material investing items for any periods presented.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Other prepaid expenses	$851	$657
Prepaid insurance	709	1,163
Prepaid leases	66	56
Supply inventory	293	293
Total	$1,919	$2,169

Receivable-other

On June 28, 2019, the Partnership entered into a settlement agreement with a third party which allowed the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations. The agreement required the third party to pay the Partnership $7.0 million in consideration. The Partnership received $4.2 million on July 3, 2019 and the balance of $2.8 million on January 2, 2020. At December 31, 2019, the $2.8 million receivable was recorded in Receivable –Other on the Partnership’s consolidated statements of financial position. A gain of $6.9 million was recorded on the Partnership’s unaudited condensed consolidated statements of operations during the second quarter of 2019.

Investment-securities

The Partnership acquired 568,794 shares of Mammoth Energy Services, Inc. (NASDAQ: TUSK) (“Mammoth Inc.”) through a series of transactions in years prior to 2018. As of December 31, 2018, the Partnership owned 104,100 shares of Mammoth Inc., which were recorded at fair market value as a current asset on the Partnership’s unaudited condensed consolidated statements of financial position. During the first quarter of 2019, the Partnership sold its 104,100 shares for net consideration of approximately $2.3 million. A gain of $0.4 million was recorded on the Partnership’s unaudited condensed consolidated statements of operations during the first quarter of 2019.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, including coal properties and mine development and construction costs, as of March 31, 2020 and December 31, 2019 are summarized by major classification as follows:

		March 31,	December 31,
	Useful Lives	2020	2019
		(in thousands)
Land and land improvements		$7,223	$7,293
Mining and other equipment and related facilities	2 - 20 Years	260,309	250,912
Mine development costs	1 - 15 Years	41,262	40,768
Coal properties	1 - 15 Years	41,464	41,466
Construction work in process		11,253	13,370
Total		361,511	353,809
Less accumulated depreciation, depletion and amortization		(260,575)	(251,466)
Net		$100,936	$102,343

Depreciation expense for mining and other equipment and related facilities, depletion expense for coal properties, amortization expense for mine development costs and amortization expense for asset retirement costs for the three months ended March 31, 2020 and 2019 was as follows:

	March 31,
	2020	2019
	(in thousands)
Depreciation expense-mining and other equipment and related facilities	$3,255	$2,503
Depletion expense for coal properties	307	406
Amortization expense for mine development costs	369	516
Amortization expense for asset retirement costs	18	66
Total	$3,949	$3,491

7. LEASES

The Partnership leases various mining, transportation and other equipment under operating and finance leases. The leases have remaining lease terms of 1 year to 8 years, some of which include options to extend the leases for up to 15 years. The Partnership determines if an arrangement is a lease at inception. Some of the leases include both lease and non-lease components which are accounted for as a single lease component as the Partnership has elected the practical expedient to combine these components for all leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current liabilities and non-current liabilities. Finance leases are included in property, plant and equipment, current liabilities and long-term liabilities.

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

Supplemental information related to leases was as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
	(in thousands)
Operating leases
Operating lease right-of use assets	$10,341	$11,145

Operating lease liabilities-current	$3,195	$3,267
Operating lease liabilities-long-term	6,741	7,465
Total operating lease liabilities	$9,936	$10,732

Finance leases
Property. Plant and Equipment, gross	$10	$10
Accumulated depreciation	(6)	(4)
Total Property, Plant and Equipment, net	$4	$6

Finance lease obligation - current portion	$5	$4
Finance lease obligation - noncurrent portion	-	1
Total finance lease obligation	$5	$5

Weighted Average Discount Rates and Lease Terms

	March 31, 2020	March 31, 2019

Weighted Average Discount Rate
Operating leases	7.0%	7.0%
Finance leases	7.0%	7.0%

Weighted Average Lease Term
Operating leases	4.79 years	5.4 years
Finance leases	1.03 years	2.1 years

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$974	$977
Operating cash flows for finance leases	$-	$-
Financing cash flows for finance leases	$1	$1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$13,896
Finance leases	$-	$10

Maturities of lease liabilities are as follows:

	Operating leases	Finance leases
	(in thousands)
2020 (excluded the three months ended March 31, 2020	$3,769	$5
2021	2,635	-
2022	1,382	-
2023	906	-
2024	912
Thereafter	2,097	-
Total lease payments	11,701	5
Less: imputed interest	(1,765)	-
Total	$9,936	$5

The components of lease expense were as follows:

	March 31, 2020	March 31, 2019
	(in thousands)

Operating lease cost	$981	$983

Finance lease cost:
Amortization of right-of-use assets	$1	$1
Interest on lease liabilities	-	-
Total finance lease cost	$1	$1

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Deposits and other	$1,463	$1,058
Due (to) Rhino GP	(147)	(93)
Non-current receivable	30,625	30,625
Total	$31,941	$31,590

Non-current receivable. The non-current receivable balance of $30.6 million as of March 31, 2020 and December 31, 2019 consisted of the amount due from the Partnership’s workers’ compensation insurance providers for potential claims against the Partnership that are the primary responsibility of the Partnership, which are covered under the Partnership’s insurance policies. The $30.6 million is also included in the Partnership’s accrued workers’ compensation benefits liability balance, which is included in the other non-current liabilities section of the Partnership’s unaudited condensed consolidated statements of financial position. The Partnership presents this amount on a gross asset and liability basis since a right of setoff does not exist per the accounting guidance in ASC Topic 210, Balance Sheet. This presentation has no impact on the Partnership’s results of operations or cash flows.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Payroll, bonus and vacation expense	$1,117	$1,881
Non-income taxes	2,399	2,067
Royalty expenses	2,541	2,513
Accrued interest	98	375
Health claims	1,091	1,167
Workers’ compensation & pneumoconiosis	2,500	2,500
Other	1,623	2,704
Total	$11,369	$13,207

10. DEBT

Debt as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Note payable -Financing Agreement	$44,813	$41,398
Note payable-other debt	2,021	3,054
Finance lease obligation	5	5
Net unamortized debt issuance costs	(8,817)	(8,632)
Net unamortized original issue discount	(386)	(421)
Total	37,636	35,404
Less current portion	(36,781)	(34,244)
Long-term debt	$855	$1,160

The balance of the financing agreement and related debt issuance costs have been classified as a current liability as of March 31, 2020 and December 31, 2019 (please read Note 1 for further discussion).

Other Debt. Other debt consisting of equipment and insurance financing was approximately $2.0 million and $3.1 million as of March 31, 2020 and December 31, 2019, respectively.

Financing Agreement

On December 27, 2017, the Partnership entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), pursuant to which the Lenders agreed to provide the Partnership with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount was divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). As of March 31, 2020, the Partnership had utilized $18 million of the $40 million additional commitment, which results in $22 million of the additional commitment remaining. The Financing Agreement contains negative covenants that restrict the Partnership’s ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing nine month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00.

The Lenders are entitled to certain fees, including: (i) 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount (“Make-Whole Amount”) equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by the Partnership, and (iii) audit and collateral monitoring fees and origination and exit fees. Commencing December 31, 2018, the principal for each loan made under the Financing Agreement is payable on a quarterly basis in an amount equal to $375,000 per quarter. All remaining unpaid principal and accrued and unpaid interest is due on the loan termination date. The Financing Agreement originally had a termination date of December 27, 2020, which was amended to December 27, 2022. Loans made pursuant to the Financing Agreement are secured by substantially all of the Partnerships’ assets.

The Partnership entered into various amendments and consents to the Financing Agreement during 2018 and 2019, which (a) increased the original lender exit fee (“Exit Fee”) of 3.0% to 7.0% as of December 31, 2019. The Exit Fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (i) the final maturity date of the Financing Agreement, (ii) the termination date of the Financing Agreement, (iii) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (iv) the date of any refinancing of the term loan under the Financing Agreement, (b) modified certain definitions and concepts to account for the Partnership’s 2019 acquisition of properties from Blackjewel, (c) permitted the 2019 disposition of the Pennyrile mining complex, (d) required the Partnership to pay a $1.0 million consent fee related to the Pennyrile sale (paid March 2020), (e) allowed the Partnership to sell certain real property in Western Colorado and adjusted the timing for remittance to the Lender of the proceeds from the sales, (f) provided $15.0 million in additional terms loans under the Delayed Draw Term Loan Commitment feature of the Financing Agreement, (g) revised the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2021 and (h) extended the termination date of the Financing Agreement to December 27, 2022.

On March 3, 2020, the Partnership entered into a sixth amendment (the “Sixth Amendment”) to the Financing Agreement originally executed on December 27, 2017 with the Lenders. The Sixth Amendment, among other things, provided a consent by the Origination Agent to a $3.0 million term loan under the Delayed Draw Term Loan Commitment feature of the Financing Agreement and increased the Exit Fee payable by the Partnership to the Lenders by 1.0% to a total of 8.0% (payment terms discussed above).

The following table presents the loan balances and applicable interest rates for each term loan made under the Financing Agreement as of March 31, 2020:

Loan Date	Loan Balance	Interest rate*
	(in millions)
12/27/2017	$27.2	10.99%
8/16/2019	$5.0	11.20%
9/16/2019	$5.0	10.86%
3/3/2020	$3.0	11.52%

* Variable interest rate of Libor plus 10.0%

11. ASSET RETIREMENT OBLIGATIONS

The changes in asset retirement obligations for the three months ended March 31, 2020 and the year ended December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Balance at beginning of period (including current portion)	$20,591	$17,581
Accretion expense	389	1,341
Adjustments to the liability from annual recosting and other	-	(823)
Jewell Valley LLC acquisition	-	2,596
Reclassification to held for sale	-	(38)
Liabilities settled	-	(66)
Balance at end of period	20,980	20,591
Less current portion of asset retirement obligation	(420)	(420)
Long-term portion of asset retirement obligation	$20,560	$20,171

12. EMPLOYEE BENEFITS

401(k) Plans

The Operating Company sponsors a defined contribution savings plans for all employees. Under the defined contribution savings plan, the Operating Company matches voluntary contributions of participants up to a maximum contribution based upon a percentage of a participant’s salary with an additional matching contribution possible at the Partnership’s discretion. The expense under these plans for the three months ended March 31, 2020 and 2019 is included in Cost of operations and Selling, general and administrative expense in the Partnership’s unaudited condensed consolidated statements of operations and was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
401(k) plan expense	$391	$343

13. PARTNERS’ CAPITAL

Common Unit Warrants

In December 2017, the Partnership entered into a warrant agreement with certain parties that are also parties to the Financing Agreement discussed above. The warrant agreement included the issuance of a total of 683,888 warrants for common units (“Common Unit Warrants”) of the Partnership at an exercise price of $1.95 per unit, which was the closing price of the Partnership’s common units on the OTC market as of December 27, 2017. The Common Unit Warrants have a five year expiration date. The Common Unit Warrants and the Partnership’s common units after exercise are both transferable, subject to applicable US securities laws. The Common Unit Warrant exercise price is $1.95 per unit, but the price per unit will be reduced by future common unit distributions and other further adjustments in price included in the warrant agreement for transactions that are dilutive to the amount of the Partnership’s common units outstanding. The warrant agreement includes a provision for a cashless exercise where the warrant holders can receive a net number of common units. Per the warrant agreement, the warrants are detached from the Financing Agreement and fully transferable. The Partnership analyzed the Common Unit Warrants in accordance with the applicable accounting literature and concluded the Common Unit Warrants should be classified as equity. The Partnership allocated the $40.0 million proceeds from the Financing Agreement between the Common Unit Warrants and the Financing Agreement based upon their relative fair values. The allocation based upon relative fair values resulted in approximately $1.3 million being recorded for the Common Unit Warrants in the Partner’s Capital equity section and a corresponding reduction in Long-term debt, net on the Partnership’s unaudited condensed consolidated statements of financial position.

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

During the first quarter of 2019, the Partnership paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. The Partnership accrued approximately $1.2 million for distributions to holders of the Series A preferred units for the year ended December 31, 2019 and approximately $0.3 million for the three months ended March 31, 2020.

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

Accumulated Distribution Arrearages

Pursuant to the Partnership’s partnership agreement, the Partnership’s common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2020, the Partnership has suspended the cash distribution on its common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, the Partnership announced cash distributions per common unit at levels lower than the minimum quarterly distribution. The Partnership has not paid any distribution on its subordinated units for any quarter after the quarter ended March 31, 2012. As of March 31, 2020, the Partnership had accumulated arrearages of $965.7 million.

14. EARNINGS PER UNIT (“EPU”)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPU calculations for the periods ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(43)	$(9,351)	$(817)	$300
Net (loss) from discontinued operations	-	(72)	(7)	-
Total interest in net (loss)/income	$(43)	$(9,423)	$(824)	$300
Denominator:
Weighted average units used to compute basic EPU	n/a	13,078	1,143	1,500
Weighted average units used to compute diluted EPU	n/a	13,078	1,143	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.72)	$(0.72)	$0.20
Net (loss) per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, basic	n/a	$(0.72)	$(0.72)	$0.20
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.72)	$(0.72)	0.20
Net (loss) per unit from discontinued operations	n/a	-	-	-
Net (loss)/income per common unit, diluted	n/a	$(0.72)	$(0.72)	0.20

Three Months Ended March 31, 2019	General Partner	Common Unitholders	Subordinated Unitholders	Preferred Unitholders
	(in thousands, except per unit data)
Numerator:
Interest in net (loss)/income:
Net (loss)/income from continuing operations	$(17)	$(3,725)	$(325)	$300
Net (loss) from discontinued operations	(15)	(3,216)	(281)	-
Total interest in net (loss)/income	$(32)	$(6,941)	$(606)	300
Denominator:
Weighted average units used to compute basic EPU	n/a	13,098	1,144	1,500
Weighted average units used to compute diluted EPU	n/a	13,098	1,144	1,500

Net (loss)/income per limited partner unit, basic
Net (loss)/income per unit from continuing operations	n/a	$(0.28)	$(0.28)	$0.20
Net (loss) per unit from discontinued operations	n/a	(0.25)	(0.25)	-
Net (loss)/income per common unit, basic	n/a	$(0.53)	$(0.53)	$0.20
Net (loss)/income per limited partner unit, diluted
Net (loss)/income per unit from continuing operations	n/a	$(0.28)	$(0.28)	$0.20
Net (loss) per unit from discontinued operations	n/a	(0.25)	(0.25)	-
Net (loss)/income per common unit, diluted	n/a	$(0.53)	$(0.53)	$0.20

Diluted EPU gives effect to all dilutive potential common units outstanding during the period using the treasury stock method. Diluted EPU excludes all dilutive potential units calculated under the treasury stock method if their effect is anti-dilutive. Since the Partnership incurred net losses for three months ended March 31, 2020 and 2019, all potential dilutive units were excluded from the diluted EPU calculation for these periods because when an entity incurs a net loss in a period, potential dilutive units shall not be included in the computation of diluted EPU since their effect will always be anti-dilutive. There were 683,888 potential dilutive common units related to the Common Unit Warrants as discussed in Note 13 for the three months ended March 31, 2020 and 2019.

15. COMMITMENTS AND CONTINGENCIES

Coal Sales Contracts and Contingencies—As of March 31, 2020, the Partnership had commitments under sales contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons	Number of customers

2020 (Q2-Q4)	1,366,138	12
2021	400,000	3
2022	250,000	2

Some of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Purchased Coal Expenses—The Partnership incurs purchased coal expense from time to time related to coal purchase contracts. In addition, the Partnership incurs expense from time to time related to coal purchased on the over-the-counter market (“OTC”). Purchase coal expense from coal purchase contracts or expense from OTC purchases for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Purchased coal expense	$120	$-
OTC expense	$-	$-

Leases—The Partnership leases/rents various mining, transportation and other equipment under operating lease or rental agreements. Please read Note 7 for additional discussion of leases. The Partnership also leases coal reserves under agreements that call for royalties to be paid as the coal is mined. Lease/rental and royalty expense for the three months ended March 31, 2020 and 2019 are included in Cost of operations in the Partnership’s unaudited condensed consolidated statements of operations and was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Lease/rental expense	$1,103	$1,161
Royalty expense	$2,447	$3,035

Guarantees/Indemnifications and Financial Instruments with Off-Balance Sheet Risk— In the normal course of business, the Partnership is a party to certain guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds. No liabilities related to these arrangements are reflected in the unaudited consolidated statements of financial position. The Partnership had no outstanding letters of credit at March 31, 2020. The Partnership had outstanding surety bonds with third parties of $41.3 million as of March 31, 2020 to secure reclamation and other performance commitments, which are secured by $3.0 million in cash collateral on deposit with the Partnership’s surety bond provider. Of the $41.3 million in surety bonds, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. The Partnership can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor is the Partnership aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, the Partnership may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify the Partnership for damages, including reclamation liabilities, pursuant to the agreements governing the sales of this entity, the Partnership may not be successful in obtaining any indemnity or any amounts received may be inadequate.

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

16. MAJOR CUSTOMERS

The Partnership had sales or receivables from the following major customers that in each period equaled or exceeded 10% of revenues:

	March 31, 2020 Receivable Balance	December 31, 2019 Receivable Balance	Three Months Ended March 31, 2020 Sales	Three Months Ended March 31, 2019 Sales
	(in thousands)
Javelin Global	$2,095	$1,007	$12,270	$12,911
Haverhill North Coke Co.	$2,628	$1,335	$5,191	$-

17. REVENUE

The majority of the Partnership’s revenues are generated under coal sales contracts. Coal sales accounted for approximately 99.0% of the Partnership’s total revenues for the three months ended March 31, 2020 and 2019. Other revenues generally consist of coal royalty revenues, coal handling and processing revenues, rebates and rental income, which accounted for approximately 1.0% of the Partnership’s total revenues for the three months ended March 31, 2020 and 2019.

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

In the tables below, the Partnership has disaggregated its revenue by category for each reportable segment as required by ASC Topic 606.

The following table disaggregates revenue by type for each reportable segment for the three months ended March 31, 2020:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$5,405	$7,409	$8,692	$-	$21,506
Met coal	15,808	-	-	-	15,808
Other revenue	54	103	-	25	182
Total	$21,267	$7,512	$8,692	$25	$37,496

The following table disaggregates revenue by type for each reportable segment for the three months ended March 31, 2019:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Coal sales
Steam coal	$13,389	$6,065	$8,711	$-	$28,165
Met coal	16,698	-	-	-	16,698
Other revenue	320	554	-	-	874
Total	$30,407	$6,619	$8,711	$-	$45,737

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

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values because of the immediate short-term maturity of these financial instruments. The fair value of the Partnership’s Financing Agreement was determined based upon a market approach and approximates the carrying value March 31, 2020. The fair value of the Partnership’s Financing Agreement is a Level 2 measurement.

19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for interest were $1.3 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

The unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2020 and 2019 excludes approximately $5.9 million and $1.4 million, respectively, of property, plant and equipment additions which are recorded in Accounts payable.

20. SEGMENT INFORMATION

The Partnership primarily produces and markets coal from surface and underground mines in Kentucky, Virginia, West Virginia, Ohio and Utah. The Partnership sells primarily to electric utilities in the United States as well as coal brokers, domestic and non-U.S. steel producers, industrial companies or other coal-related organizations.

As of March 31, 2020, the Partnership had three reportable business segments: Central Appalachia, Northern Appalachia and Rhino Western. Additionally, the Partnership has an Other category that includes its ancillary businesses.

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

Reportable segment results of operations for the three months ended March 31, 2020 are as follows (Note: “DD&A” refers to depreciation, depletion and amortization):

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Total revenues	$21,267	$7,512	$8,692	$25	$37,496
DD&A	2,401	530	973	45	3,949
Interest expense	-	-	39	2,033	2,072
Net (loss)/income	$(5,647)	$(26)	$1,209	$(5,447)	$(9,911)

Reportable segment results of operations for the three months ended March 31, 2019 are as follows:

	Central Appalachia	Northern Appalachia	Rhino Western	Other	Total Consolidated
	(in thousands)
Total revenues	$30,407	$6,619	$8,711	$-	$45,737
DD&A	1,901	408	1,094	88	3,491
Interest expense	-	-	-	1,701	1,701
Net income/(loss)	$1,183	$(1,123)	$(327)	$(3,500)	$(3,767)

20. SUBSEQUENT EVENTS

On April 22, 2020, the Partnership, entered into a promissory note evidencing an unsecured $10.0 million loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan to the Partnership is being made through Blue Ridge Bank, N.A. (the “Lender”).

The PPP Loan has a two year term and bears interest at a rate of 1.000% per annum. Principal and interest payments are deferred for six (6) months from the date of the PPP Loan and will commence monthly thereafter. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee staffing levels and compensation levels. No assurance is provided that the Partnership will obtain forgiveness of the PPP Loan in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us” or similar terms refer to Rhino Resource Partners LP and its subsidiaries. References to “our general partner” refer to Rhino GP LLC, the general partner of Rhino Resource Partners LP.

The following discussion of the historical financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in such Annual Report on Form 10-K.

In addition, this discussion includes forward looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. Please read the section “Cautionary Note Regarding Forward Looking Statements”. In addition, factors that could cause actual results to differ include those risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” also included in our Annual Report on Form 10-K for the year ended December 31, 2019.

On September 6, 2019, we entered into an Asset Purchase Agreement with Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) pursuant to which we agreed to sell to Buyer all of the real property, permits, equipment and inventory and certain other assets associated with the Pennyrile mining complex (“Pennyrile”). The transaction was completed in March 2020. On September 6, 2019, we also entered into an Asset Purchase Agreement with the Buyer and Buyer Parent for the sale and assignment of certain coal supply agreements associated with Pennyrile. The transaction was completed during the third quarter of 2019. Our unaudited condensed consolidated statements of operation have been retrospectively adjusted to reclassify Pennyrile operating results to discontinued operations for the three months ended March 31, 2020 and 2019.

COVID-19

To date, the current and anticipated economic impact of the COVID-19 pandemic, including the actions of governments and countries here in the United States and around the world designed to decrease the spread of the virus, have caused significant declines in demand for met and steam coal. In response to this reduced demand and to the significant health threats to our employees, on March 20, 2020, we temporarily idled production at several of our mines. We have since restarted production at the majority of our operations. We will continue to monitor conditions to ensure the health and welfare of our employees. The idling of the coal production activities did not affect our ability to fulfill current customer commitments, as loading and shipping crews remained in place to ship coal from existing inventories.

If the impact of the COVID-19 pandemic, including the significant decrease in economic activity, continue for an extended period of time or worsen, it could further reduce the demand for met and steam coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations.

In addition, while our business operations have not been significantly restricted by the response to the COVID-19 pandemic from various governmental agencies, which exempt or exclude essential critical infrastructure businesses from various restrictions they impose (other than encouraging remote work where possible), the spread of COVID-19 has caused us to modify our business practices (including requiring remote working where possible, restricting employee travel and congregation of onsite personnel, and increased frequency of cleaning schedules), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers or other stakeholders or the communities in which we operate. Such measures may disrupt our normal operations, and there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will not adversely impact our business or results of operations.

Overview

Through a series of transactions completed in the first quarter of 2016, Royal Energy Resources, Inc. (“Royal”) acquired a majority ownership and control of us and 100% ownership of our general partner.

We are a diversified coal producing limited partnership formed in Delaware that is focused on coal and energy related assets and activities. We produce, process and sell high quality coal of various steam and metallurgical grades. We market our steam coal primarily to electric utility companies as fuel for their steam powered generators. Customers for our metallurgical coal are primarily steel and coke producers who use our coal to produce coke, which is used as a raw material in the steel manufacturing process

We have a geographically diverse asset base with coal reserves located in Central Appalachia, Northern Appalachia and the Western Bituminous region. As of December 31, 2019, we controlled an estimated 277.6 million tons of proven and probable coal reserves, consisting of an estimated 171.1 million tons of steam coal and an estimated 106.5 million tons of metallurgical coal. In addition, as of December 31, 2019, we controlled an estimated 190.7 million tons of non-reserve coal deposits.

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

For the three months ended March 31, 2020, we generated revenues from continuing operations of approximately $37.5 million and a net loss from continuing operations of $9.9 million. For the three months ended March 31, 2020, we produced approximately 0.7 million tons of coal from continuing operations and sold approximately 0.6 million tons of coal from continuing operations, of which approximately 75% were sold pursuant to supply contracts.

Current Liquidity and Outlook

As of March 31, 2020, our available liquidity was $1.3 million. We also have a delayed draw term loan commitment in the amount of $22 million contingent upon the satisfaction of certain conditions precedent specified in our Financing Agreement discussed below.

On December 27, 2017, we entered into a Financing Agreement (the “Financing Agreement”) with Cortland Capital Market Services LLC, as Collateral Agent and Administrative agent, CB Agent Services LLC, as Origination Agent and the parties identified as Lenders therein (the “Lenders”), which provides us with a multi-draw loan in the original aggregate principal amount of $80 million. The total principal amount is divided into a $40 million commitment, the conditions for which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. As of March 31, 2020, we had utilized $18 million of the $40 million additional commitment, which results in $22 million of the additional commitment remaining. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022. For more information about our Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

Beginning in the later part of the third quarter of 2019, we have experienced significantly weaker market demand and have seen prices move lower for the qualities of met and steam coal we produce. This downward price trend has been exacerbated by the recent coronavirus pandemic. In response to this reduced demand and to the significant health threats to our employees, on March 20, 2020, we temporarily idled production at several of our mines. We have since restarted production at the majority of our operations. We will continue to monitor conditions to ensure the health and welfare of our employees. The idling of the coal production activities did not affect our ability to fulfill current customer commitments, as loading and shipping crews remained in place to ship coal from existing inventories.

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

As of March 31, 2020, we were unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the filing date of this Form 10-Q and thus substantial doubt is raised about our ability to continue as a going concern. Our independent registered public accounting firm included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2019. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional financing to the extent needed to conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and cost and productivity improvements, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

We are currently exploring alternatives for other sources of capital for ongoing liquidity needs and transactions to enhance its ability to comply with its financial covenants. As disclosed on the Form 8-K filed with the SEC on March 27, 2020, we have engaged legal and financial advisors to assist us in evaluating our strategic options. We are working to improve our operating performance and our cash, liquidity and financial position. This includes pursuing the sale of non-strategic surplus assets, continuing to drive cost improvements across the company, continuing to negotiate alternative payment terms with creditors, and obtaining waivers of going concern and financial covenant violations under our Financing Agreement, or alternatively, pursuing a court-supervised reorganization under Chapter 11 and related financing needs.

Recent Developments

Financing Agreement

On March 2, 2020, we entered into a sixth amendment (the “Sixth Amendment”) to the Financing Agreement. The Sixth Amendment, among other things, provides a consent by the Lenders to a $3.0 million term loan from the delayed draw term loan commitment and increased the exit fee payable by us to the Lenders upon the maturity date (or earlier termination or acceleration date) by 1.0% to a total exit fee of 8.0%. For more information about our Financing Agreement, please read “— Liquidity and Capital Resources—Financing Agreement.”

Pennyrile Mine Complex (“Pennyrile”) Asset Purchase Agreement

On September 6, 2019, we entered into an Asset Purchase Agreement (the “Pennyrile APA”) with Alliance Coal, LLC (“Buyer”) and Alliance Resource Partners, L.P. (“Buyer Parent”) pursuant to which we sold to Buyer all of the real property, permits, equipment and inventory and certain other assets associated with Pennyrile in exchange for approximately $3.7 million, subject to certain adjustments. The final adjustments included us retaining certain equipment originally included in the assets to be sold to the Buyer, which resulted in a $0.3 million favorable adjustment to the impairment loss originally recorded by us in the third quarter of 2019 and a decrease in the final purchase price paid by the Buyer. The transaction was completed in March of 2020 and we received cash consideration of $3.0 million.

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

Distribution Suspension

Pursuant to our limited partnership agreement, our common units accrue arrearages every quarter when the distribution level is below the minimum level of $4.45 per unit. Beginning with the quarter ended June 30, 2015 and continuing through the quarter ended March 31, 2020, we have suspended the cash distribution on our common units. For each of the quarters ended September 30, 2014, December 31, 2014 and March 31, 2015, we announced cash distributions per common unit at levels lower than the minimum quarterly distribution. We have not paid any distribution on our subordinated units for any quarter after the quarter ended March 31, 2012. As of March 31, 2020, we had accumulated arrearages of $965.7 million.

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

We have historically sold a majority of our coal through long-term supply contracts, although we have starting selling a larger percentage of our coal under short-term and spot agreements. As of March 31, 2020, we had commitments under supply contracts to deliver annually scheduled base quantities of coal as follows:

Year	Tons	Number of customers

2020 (Q2-Q4)	1,366,138	12
2021	400,000	3
2022	250,000	2

Certain of the contracts have sales price adjustment provisions, subject to certain limitations and adjustments, based on a variety of factors and indices.

Results of Operations

Segment Information

As of March 31, 2020, we have three reportable business segments: Central Appalachia, Northern Appalachia and Rhino Western. Additionally, we have an Other category that includes our ancillary businesses. Our Central Appalachia segment consists of three mining complexes: Tug River, Rob Fork and Jewell Valley, which, as of March 31, 2020, together included five underground mines, three surface mines and four preparation plants and loadout facilities in eastern Kentucky, Virginia and southern West Virginia. Our Northern Appalachia segment consists of the Hopedale mining complex and the Leesville field. The Hopedale mining complex, located in northern Ohio, includes one underground mine and one preparation plant and loadout facility as of March 31, 2020. Our Rhino Western segment includes one underground mine in the Western Bituminous region at our Castle Valley mining complex in Utah.

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

Summary. (Unless otherwise specified, the following discussion of the results of operations for the three months ended March 31, 2020 and 2019 excludes operating results relating to Pennyrile. The Pennyrile operating results are recorded as discontinued operations in our unaudited condensed consolidated statements of operations.)

The following table sets forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	% *
	(in millions, except per ton data and %)
Statement of Operations Data:

Coal revenues	$37.3	$44.9	$(7.6)	(16.8)%
Other revenues	0.2	0.8	(0.6)	(79.2)%
Total revenues	37.5	45.7	(8.2)	(18.0)%
Costs and expenses:
Cost of operations (exclusive of DD&A shown separately below)	36.1	40.2	(4.1)	(10.2)%
Freight and handling costs	1.0	1.2	(0.2)	(9.9)%
Depreciation, depletion and amortization	3.9	3.5	0.4	13.1%
Selling, general and administrative (exclusive of DD&A shown separately above)	4.2	2.7	1.5	52.9%
Loss on sale/disposal of assets	0.1	0.2	(0.1)	(71.8)%
Loss from operations	(7.8)	(2.1)	(5.7)	279.5%
Interest expense and other	(2.1)	(1.7)	(0.4)	21.8%
Interest income and other	-	-	-	n/a
Total interest and other (income) expense	(2.1)	(1.7)	(0.4)	21.8%
Net (loss) from continuing operations	(9.9)	(3.8)	(6.1)	163.1%
Net (loss) from discontinued operations	(0.1)	(3.5)	3.4	(97.8)%
Net (loss)	$(10.0)	$(7.3)	(2.7)	37.2%

Total tons sold (in thousands except %)	645.8	748.0	(102.2)	(13.7)%
Coal revenues per ton	$57.78	$59.97	$(2.19)	(3.7)%
Cost of operations per ton	$55.94	$53.76	$2.18	4.1%

Other Financial Data
Adjusted EBITDA from continuing operations	$(3.9)	$2.1	$(6.0)	(284.2)%
Adjusted EBITDA from discontinued operations	$(0.4)	$(1.5)	$1.1	(71.0)%
Adjusted EBITDA	$(4.3)	$0.6	$(4.9)	(754.2)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues. Our coal revenues for the three months ended March 31, 2020 decreased by approximately $7.6 million, or 16.8%, to approximately $37.3 million from approximately $44.9 million for the three months ended March 31, 2019. Coal revenues per ton was $57.78 for the three months ended March 31, 2020, a decrease of $2.19 or 3.7%, from $59.97 per ton for the three months ended March 31, 2019. The decrease in coal revenues was primarily the result of fewer tons sold at our Central Appalachia operations due to ongoing weak market demand for our steam and metallurgical coal. The decrease in coal revenues per ton was due to a larger mix of lower price coal sold during the three months ended March 31, 2020 compared to the same period in 2019.

Cost of Operations. Total cost of operations decreased by $4.1 million or 10.2% to $36.1 million for the three months ended March 31, 2020 as compared to $40.2 million for the three months ended March 31, 2019. Our cost of operations per ton was $55.94 for the three months ended March 31, 2020, an increase of $2.18, or 4.1%, from the three months ended March 31, 2019. The decrease in total cost of operations was primarily due to fewer tons produced and sold from our Central Appalachia operations during the first quarter of 2020 compared to the same period in 2019. We also temporarily idled production activities at many of our mining operations in response to the coronavirus pandemic during March 2020.

Freight and Handling. Total freight and handling cost decreased to $1.0 million for the three months ended March 31, 2020 from approximately $1.2 million for the three months ended March 31, 2019. The decrease in freight and handling costs was primarily the result of fewer export sales that require us to pay railroad transportation to the port of export during the first quarter of 2020.

Depreciation, Depletion and Amortization (“DD&A”). Total DD&A expense for the three months ended March 31, 2020 was $3.9 million as compared to $3.5 million for the three months ended March 31, 2019.

For the three months ended March 31, 2020, our depreciation expense was $3.2 million and for the three months ended March 31, 2019 it was $2.5 million. The increase in depreciation expense was primarily the result of additional equipment placed in service at our Jewell Valley operation.

For the three months ended March 31, 2020 and 2019, our depletion expense was $0.3 million and $0.4 million, respectively. The decrease in the depletion expense was primarily due to the decrease in tons of coal sold during the first quarter of 2020 compared to the same period in 2019.

For the three months ended March 31, 2020 and 2019 our amortization expense was $0.4 million and $0.6 million, respectively. The decrease was primarily the result of decreased production during the first quarter of 2020.

Selling, General and Administrative. SG&A expense for the three months ended March 31, 2020 increased to $4.2 million as compared to $2.7 million for the three months ended March 31, 2019 as we experienced an increase in corporate legal and outside professional expenses.

Interest Expense. Interest expense for the three months ended March 31, 2020 increased to $2.1 million as compared to $1.7 million for the three months ended March 31, 2019. This increase was primarily due to a higher average outstanding debt balance during the three months ended March 31, 2020 compared to the same period in 2019.

Net Income/Loss. Net loss was $9.9 million for the three months ended March 31, 2020 compared to net loss of $3.8 million for the three months ended March 31, 2019. The increase in net loss was primarily due to the decrease in coal revenue and an increase in SG&A as discussed above.

Adjusted EBITDA. Adjusted EBITDA from continuing operations decreased by $6.0 million for the three months ended March 31, 2020 to $(3.9) million from $2.1 million for the three months ended March 31, 2019. The decrease was primarily due to the increase in net loss for the three months ended March 31, 2020 as discussed above. Including net loss from discontinued operations of approximately $0.1 million, our net loss was $10.0 million and Adjusted EBITDA was $(4.3) million for the three months ended March 31, 2020. Including net loss from discontinued operations of approximately $3.5 million, which related to Pennyrile, our net loss was $7.3 million and Adjusted EBITDA was $0.6 million for the three months ended March 31, 2019. Please read “—Reconciliations of Adjusted EBITDA” for reconciliations of Adjusted EBITDA to net income/(loss) on a segment basis.

Segment Results

The following tables set forth certain information regarding our revenues, operating expenses, other income and expenses, and operational data by reportable segment for the three months ended March 31 2020 and 2019:

Central Appalachia	Three months ended March 31,		Increase/(Decrease)
	2020	2019	$	% *
	(in millions, except per ton data and %)

Coal revenues	$21.2	$30.1	$(8.9)	(29.5)%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	0.3	(0.2)	(83.1)%
Total revenues	21.3	30.4	(9.1)	(30.1)%
Coal revenues per ton	$77.86	$77.29	$0.57	0.7%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	24.0	26.6	(2.6)	(9.7)%
Freight and handling costs	0.3	0.7	(0.4)	(48.4)%
Depreciation, depletion and amortization	2.4	1.9	0.5	(26.4)%
Selling, general and administrative costs	0.1	0.1	-	75.9%
Cost of operations per ton	$88.27	$68.37	$19.90	29.1%
Net (loss)/income from continuing operations	(5.6)	1.2	(6.8)	(577.4)%
Adjusted EBITDA from continuing operations	(3.2)	3.1	(6.3)	(205.3)%
Tons sold (in thousands except %)	272.4	389.3	(116.9)	(30.0)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold in our Central Appalachia segment decreased by approximately 30.0% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to weakness in the met and steam coal markets, which has resulted in some of our customers pushing out shipments to a future date. We also had some uncontracted tons in Central Appalachia and we were unable to sell the coal on the spot market due to weak market demand.

Coal revenues decreased by approximately $8.9 million, or 29.5%, to approximately $21.2 million for the three months ended March 31, 2020 from approximately $30.1 million for the three months ended March 31, 2019. The decrease in coal revenues was due to a decrease in tons sold from our Central Appalachia operations during the first quarter of 2020 compared to 2019. Coal revenues per ton for our Central Appalachia segment increased by $0.57, or 0.7%, to $77.86 per ton for the three months ended March 31, 2020 as compared to $77.29 for the three months ended March 31, 2019. The increase in coal revenues per ton was primarily due to a higher mix of met coal tons sold during the three months ended March 31, 2020 compared to 2019.

Cost of operations decreased by $2.6 million, or 9.7%, to $24.0 million for the three months ended March 31, 2020 from $26.6 million for the three months ended March 31, 2019. The decrease in cost of operations was primarily due to fewer tons produced and sold during the third quarter of 2020 compared to the same period in 2019. Our cost of operations per ton of $88.27 for the three months ended March 31, 2020 increased 29.1% compared to $68.37 per ton for the three months ended March 31, 2019. Cost of operations per ton increased as fixed costs were allocated to fewer tons sold from our Central Appalachia operations during the first quarter of 2020.

Total freight and handling cost was $0.3 million for the three months ended March 31, 2020, which was a decrease of $0.4 million from the three months ended March 31, 2019. The decrease in freight and handling costs was primarily the result of fewer export sales during the first quarter of 2020 that require us to pay railroad transportation to the port of export.

For our Central Appalachia segment, net loss was approximately $5.6 million for the three months ended March 31, 2020 compared to net income of $1.2 million for the three months ended March 31, 2019. The decrease in net income was primarily the result of the decrease in revenue resulting from fewer sales during the first quarter of 2020 compared to the same period in 2019.

Central Appalachia Overview of Results by Product. Additional information for the Central Appalachia segment detailing the types of coal produced and sold, premium high-vol met coal and steam coal for the three months ended March 31, 2020 and 2019, is presented below. Note that our Northern Appalachia and Rhino Western segments currently produce and sell only steam coal.

(In thousands, except per ton data and %)	Three months ended March 31, 2020	Three months ended March 31, 2019	Increase (Decrease) %*
Met coal tons sold	161.6	149.1	8.4%
Steam coal tons sold	110.8	240.2	(53.9)%
Total tons sold	272.4	389.3	(30.0)%

Met coal revenue	$15,808	$16,698	(5.3)%
Steam coal revenue	$5,405	$13,389	(59.6)%
Total coal revenue	$21,213	$30,087	(29.5)%

Met coal revenues per ton	$97.82	$111.98	(12.7)%
Steam coal revenues per ton	$48.77	$55.75	(12.5)%
Total coal revenues per ton	$77.86	$77.29	0.8%

Met coal tons produced	140.0	122.5	14.3%
Steam coal tons produced	142.3	308.8	(53.9)%
Total tons produced	282.3	431.3	(34.5)%

Northern Appalachia	Three months ended March 31,		Increase/(Decrease)
	2020	2019	$	% *
	(in millions, except per ton data and %)

Coal revenues	$7.4	$6.1	$1.3	22.2%
Freight and handling revenues	-	-	-	n/a
Other revenues	0.1	0.5	(0.4)	(81.4)%
Total revenues	7.5	6.6	0.9	13.5%
Coal revenues per ton	$50.26	$50.19	$0.07	0.1%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	6.3	6.8	(0.5)	(7.8)%
Freight and handling costs	0.7	0.5	0.2	44.8%
Depreciation, depletion and amortization	0.5	0.4	0.1	29.9%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$42.77	$56.60	$(13.83)	(24.4)%
Net (loss) from continuing operations	-	(1.1)	1.1	(97.7)%
Adjusted EBITDA from continuing operations	0.5	(0.7)	1.2	(170.5)%
Tons sold (in thousands except %)	147.5	120.8	26.7	22.0%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

For our Northern Appalachia segment, tons of coal sold increased by approximately 22.0% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as we experienced increased demand for coal from this region.

Coal revenues were approximately $7.4 million for the three months ended March 31, 2020, an increase of approximately $1.3 million, or 22.2%, from approximately $6.1 million for the three months ended March 31, 2019. The increase in coal revenues was primarily due to the increase in tons of coal sold from our Hopedale operations during the first quarter of 2020. Coal revenues per ton were relatively flat at $50.26 for the three months ended March 31, 2020 as compared to $50.19 for the three months ended March 31, 2019.

Cost of operations decreased by $0.5 million, or 7.8%, to $6.3 million for the three months ended March 31, 2020 from $6.8 million for the three months ended March 31, 2019. Our cost of operations per ton was $42.77 for the three months ended March 31, 2020, a decrease of $13.83, or 24.4%, compared to $56.60 for the three months ended March 31, 2019. Cost of operations per ton decreased primarily as the result of fixed costs being allocated to more tons sold from our Hopedale operation in the first quarter of 2020 compared to the same period in 2019 as well as improved mining conditions in the first quarter of 2020.

Net loss in our Northern Appalachia segment was $26,000 for the three months ended March 31, 2020 compared to net loss of $1.1 million for the three months ended March 31, 2019. The decrease in net loss was primarily due to the increase in coal sales revenue during the current period.

Rhino Western	Three months ended March 31,		Increase/(Decrease)
	2020	2019	$	% *
	(in millions, except per ton data and %)

Coal revenues	$8.7	$8.7	$-	(0.2)%
Freight and handling revenues	-	-	-	n/a
Other revenues	-	-	-	n/a
Total revenues	8.7	8.7	-	(0.2)%
Coal revenues per ton	$38.47	$36.61	$1.86	5.1%
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	6.5	7.2	(0.7)	(10.6)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	1.0	1.1	(0.1)	(11.1)%
Selling, general and administrative costs	-	-	-	n/a
Cost of operations per ton	$28.58	$30.35	$(1.77)	(5.8)%
Net income/(loss) from continuing operations	1.2	(0.3)	1.5	(469.6)%
Adjusted EBITDA from continuing operations	2.2	1.5	0.7	52.8%
Tons sold (in thousands except %)	225.9	237.9	(12.0)	(5.0)%

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

Tons of coal sold from our Rhino Western segment decreased by approximately 5.0% for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in demand for coal from this region.

Coal revenues remained flat at approximately $8.7 million for the three months ended March 31, 2020 and 2019. Coal revenues per ton for our Rhino Western segment increased by $1.86 or 5.10% to $38.47 per ton for the three months ended March 31, 2020 as compared to $36.61 per ton for the three months ended March 31, 2019. The increase in coal revenues per ton was primarily due to higher contracted sale prices.

Cost of operations decreased by $0.7 million, or 10.6%, to $6.5 million for the three months ended March 31, 2020 from $7.2 million for the three months ended March 31, 2019. Our cost of operations per ton was $28.58 for the three months ended March 31, 2020, a decrease of $1.77, or 5.8%, compared to $30.35 for the three months ended March 31, 2019. Total cost of operations decreased for the three months ended March 31, 2020 compared to the same period in 2019 due to a decrease in operating costs at our Castle Valley mine operation.

Net income in our Rhino Western segment was $1.2 million for the three months ended March 31, 2020, compared to a net loss of $0.3 million for the three months ended March 31, 2019. This increase in net income was primarily the result of an increase in our contracted sale prices for tons sold at our Castle Valley operation and lower operating costs during the first quarter of 2020.

Other	Three months ended March 31,		Increase/(Decrease)
	2020	2019	$	% *
	(in millions, except per ton data and %)

Coal revenues	$-	$-	n/a	n/a
Freight and handling revenues	-	-	n/a	n/a
Other revenues	-	-	n/a	n/a
Total revenues	-	-	-	n/a
Coal revenues per ton**	n/a	n/a	n/a	n/a
Cost of operations (exclusive of depreciation, depletion and amortization shown separately below)	(0.7)	(0.4)	(0.3)	(48.1)%
Freight and handling costs	-	-	-	n/a
Depreciation, depletion and amortization	-	0.1	(0.1)	(100.0)%
Selling, general and administrative costs	4.1	2.6	1.5	54.5%
Cost of operations per ton**	n/a	n/a	n/a	n/a
Net (loss) from continuing operations	(5.5)	(3.6)	(1.9)	(55.7)%
Adjusted EBITDA from continuing operations	(3.4)	(1.8)	(1.6)	97.0%
Tons sold (in thousands except %)	n/a	n/a	n/a	n/a

*	Percentages and per ton amounts are calculated based on actual amounts and not the rounded amounts presented in this table.

**	The Other category includes results for our ancillary businesses. The activities performed by these ancillary businesses do not directly relate to coal production. As a result, coal revenues and coal revenues per ton are not presented for the Other category. Cost of operations presented for our Other category includes costs incurred by our ancillary businesses. As a result, cost per ton measurements are not presented for this category.

For the Other category, we had net loss of $5.5 million for the three months ended March 31, 2020 as compared to net loss of $3.6 million for the three months ended March 31, 2019. The increase in net loss was primarily the result of an increase to selling, general and administrative costs during the first quarter of 2020 compared to the same period in 2019.

Reconciliations of Adjusted EBITDA

The following tables present reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures for each of the periods indicated:

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2020	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net (loss)/income from continuing operations	$(5.6)	$-	$1.2	$-	$(5.5)	$(9.9)
Plus:
DD&A	2.4	0.5	1.0	-	-	3.9
Interest expense	-	-	-	-	2.1	2.1
EBITDA from continuing operations†	$(3.2)	$0.5	$2.2	$-	$(3.4)	$(3.9)
Adjusted EBITDA from continuing operations	(3.2)	0.5	2.2	-	(3.4)	(3.9)
Plus: Adjusted EBITDA from discontinued operations	-	-	-	(0.4)	-	(0.4)
Adjusted EBITDA	$(3.2)	$0.5	$2.2	$(0.4)	$(3.4)	$(4.3)

	Central	Northern	Rhino	Illinois
Three months ended March 31, 2019	Appalachia	Appalachia	Western	Basin	Other	Total
	(in millions)
Net income/(loss) from continuing operations	$1.2	$(1.1)	$(0.3)	$-	$(3.6)	$(3.8)
Plus:						-
DD&A	1.9	0.4	1.1	-	0.1	3.5
Interest expense	-	-	-	-	1.7	1.7
EBITDA from continuing operations†	$3.1	$(0.7)	$0.8	$-	$(1.8)	$1.4
Plus: Loss from sale of non-core asset (1)	-	-	0.7	-	-	0.7
Adjusted EBITDA from continuing operations†	$3.1	$(0.7)	$1.5	$-	$(1.8)	$2.1
Plus: Adjusted EBITDA from discontinued operations	-	-	-	(1.5)	-	(1.5)
Adjusted EBITDA	$3.1	$(0.7)	$1.5	$(1.5)	$(1.8)	$0.6

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Net cash (used in)/provided by operating activities	$(3.0)	$0.5
Plus:
Interest expense	2.1	1.7
Adjustment on impairment of assets (1)	0.3	-
Less:
Decrease in net operating assets	2.1	0.7
Amortization of advance royalties	0.1	0.4
Amortization of debt discount	-	0.1
Amortization of debt issuance costs	0.8	0.5
Loss on sale of assets	-	0.2
Loss on retirement of advance royalties	-	0.1
Accretion on asset retirement obligations	0.4	0.3
EBITDA†	(4.0)	(0.1)
Plus: Loss from sale of non-core assets (2)	-	0.7
Less: Adjustment on impairment of assets (1)	(0.3)	-
Adjusted EBITDA	(4.3)	0.6
Less: Adjusted EBITDA from discontinued operations	(0.4)	(1.5)
Adjusted EBITDA from continuing operations	$(3.9)	$2.1

(1)

During the three months ended March 31, 2020, we finalized the Pennyrile APA. The final adjustments included us retaining certain equipment originally included in the assets to be sold to the Buyer, which resulted in a $0.3 million favorable adjustment to the impairment loss originally recorded by us in the third quarter of 2019.

(2)	During the three months ended March 31, 2019, we sold parcels of land owned in western Colorado for proceeds less than our carrying value of the land that resulted in losses of approximately $0.7. This land is a non-core asset that we chose to monetize despite the loss incurred. We believe that the isolation and presentation of this specific item to arrive at Adjusted EBITDA is useful because it enhances investors’ understanding of how we assess the performance of our business. We believe the adjustment of this item provides investors with additional information that they can utilize in evaluating our performance. Additionally, we believe the isolation of this item provides investors with enhanced comparability to prior and future periods of our operating results.

† Calculated based on actual amounts and not the rounded amounts presented in this table.

Liquidity and Capital Resources

Liquidity

As of March 31, 2020, our available liquidity was $1.3 million. We also have a delayed draw term loan commitment in the amount of $22 million contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement.

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount was divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement (the “Effective Date Term Loan Commitment”) and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement (“Delayed Draw Term Loan Commitment”). As of March 31, 2020, we had utilized $18 million of the $40 million additional commitment, which results in $22 million of the additional commitment remaining. The Financing Agreement initially had a termination date of December 27, 2020, which was amended to December 27, 2022. Please read below for more information about our Financing Agreement.

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

Beginning in the later part of the third quarter of 2019, we have experienced significantly weaker market demand and have seen prices move lower for the qualities of met and steam coal we produce. This downward price trend has been exacerbated by the recent coronavirus pandemic. In response to this reduced demand and to the significant health threats to our employees, on March 20, 2020, we temporarily idled production at several of our mines. We have since restarted production at the majority of our operations. We will continue to monitor conditions to ensure the health and welfare of our employees. The idling of the coal production activities did not affect our ability to fulfill current customer commitments, as loading and shipping crews remained in place to ship coal from existing inventories.

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

As of March 31, 2020, we were unable to demonstrate that we have sufficient liquidity to operate our business over the next twelve months from the date of filing this Form 10-Q and thus substantial doubt is raised about our ability to continue as a going concern. Our independent registered public accounting firm included an emphasis paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended December 31, 2019. The presence of the going concern emphasis paragraph in our auditors’ report may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, making it difficult to raise additional financing to the extent needed to conduct normal operations. As a result, our business, results of operations, financial condition and prospects could be materially adversely affected.

We evaluated our Financing Agreement at March 31, 2020 to determine whether the debt liability should be classified as a long-term or current liability on our unaudited condensed consolidated statements of financial position. We determined that we were in violation of certain debt covenants in the Financing Agreement as of March 31, 2020 and the Lenders were unwilling to grant a waiver to us for these events of default as of the filing date of this Form 10-Q. The Financing Agreement contains negative covenants that restrict our ability to, among other things, permit the trailing nine month fixed charge coverage ratio of us and our subsidiaries to be less than 1.20 to 1.00. The Financing Agreement also requires us to receive an annual unqualified audit opinion from our external audit firm that does not include an emphasis paragraph on our ability to continue as a going concern. As of March 31, 2020, our fixed charge coverage ratio was less than 1.20 to 1.00 and our annual report on Form 10-K for 2019 includes an audit opinion from our external auditors that includes an emphasis paragraph regarding our ability to continue as a going concern. Based upon these covenant violations, our debt liability is currently callable by the Lenders and the debt liability is classified as current.

Debt issuance costs related to the debt liability have also been classified as current. However, since we are currently in negotiations with our Lenders, we have not changed the amortization period of these costs. Included in debt costs are the exit fees described below, which absent a waiver, are also callable with the accompanying debt as of March 31, 2020.

We continue to take measures, including the suspension of cash distributions on our common and subordinated units and taking steps to improve productivity and control costs, to enhance and preserve our liquidity so that we can fund our ongoing operations and necessary capital expenditures and meet our financial commitments and debt service obligations.

Cash Flows

Net cash used in operating activities was $3.0 million for the three months ended March 31, 2020 as compared to net cash provided by operating activities of $0.5 million for the three months ended March 31, 2019. This decrease in cash provided by operating activities was the result of a higher net loss during the three months ended March 31, 2020.

Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2020 as compared to net cash provided by investing activities of $1.7 million for the three months ended March 31, 2019. The increase in cash provided by investing activities was primarily due to an increase in proceeds from the sale of assets during the three months ended March 31, 2020 compared to the same period in 2019.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2020 and net cash used in financing activities was $4.2 million for the three months ended March 31, 2019. Net cash provided by financing activities for the three months ended March 31, 2020 was primarily attributable to proceeds from our Financing Agreement. Net cash used in financing activities for the three months ended March 31, 2019 was primarily attributable to repayments on our Financing Agreement and by the payment of the distribution on the Series A preferred units.

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

Actual maintenance capital expenditures for the three months ended March 31, 2020 were approximately $0.9 million. This amount was primarily used to rebuild, repair or replace older mining equipment. Expansion capital expenditures for the three months ended March 31, 2020 were approximately $0.7 million, which were primarily related to development costs at our Blackjewel mine.

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

During the first quarter of 2019, we paid $3.2 million to the holders of Series A preferred units for distributions earned for the year ended December 31, 2018. We have accrued $1.2 million for distributions to holders of the Series A preferred units for the year ended December 31, 2019 and $0.3 million for the three months ended March 31, 2020.

Financing Agreement

On December 27, 2017, we entered into a Financing Agreement, which provides us with a multi-draw term loan in the original aggregate principal amount of $80 million, subject to the terms and conditions set forth in the Financing Agreement. The total principal amount was divided into a $40 million commitment, the conditions of which were satisfied at the execution of the Financing Agreement and a $40 million additional commitment that was contingent upon the satisfaction of certain conditions precedent specified in the Financing Agreement. As of March 31, 2020, we had utilized $18 million of the $40 million additional commitment, which results in $22 million of the additional commitment remaining. The Financing Agreement contains negative covenants that restrict our ability to, among other things: (i) incur liens or additional indebtedness or make investments or restricted payments, (ii) liquidate or merge with another entity, or dispose of assets, (iii) change the nature of their respective businesses; (iv) make capital expenditures in excess, or, with respect to maintenance capital expenditures, lower than, specified amounts, (v) incur restrictions on the payment of dividends, (vi) prepay or modify the terms of other indebtedness, (vii) permit the Collateral Coverage Amount to be less than the outstanding principal amount of the loans outstanding under the Financing Agreement or (viii) permit the trailing nine month Fixed Charge Coverage Ratio of the Partnership and its subsidiaries to be less than 1.20 to 1.00.

The Lenders are entitled to certain fees, including: (i) 1.50% per annum of the unused Delayed Draw Term Loan Commitment for as long as such commitment exists, (ii) for the 12-month period following the execution of the Financing Agreement, a make-whole amount (“Make-Whole Amount”) equal to the interest and unused Delayed Draw Term Loan Commitment fees that would have been payable but for the occurrence of certain events, including among others, bankruptcy proceedings or the termination of the Financing Agreement by the Partnership, and (iii) audit and collateral monitoring fees and origination and exit fees. Commencing December 31, 2018, the principal for each loan made under the Financing Agreement is payable on a quarterly basis in an amount equal to $375,000 per quarter. All remaining unpaid principal and accrued and unpaid interest is due on the loan termination date. The Financing Agreement originally had a termination date of December 27, 2020, which was amended to December 27, 2022. Loans made pursuant to the Financing Agreement are secured by substantially all of our assets.

We entered into various amendments and consents to the Financing Agreement during 2018 and 2019, which (a) increased the original lender exit fee (“Exit Fee”) of 3.0% to 7.0% as of December 31, 2019. The Exit Fee is applied to the principal amount of the loans made under the Financing Agreement that is payable on the earliest of (i) the final maturity date of the Financing Agreement, (ii) the termination date of the Financing Agreement, (iii) the acceleration of the obligations under the Financing Agreement for any reason, including, without limitation, acceleration in accordance with Section 9.01 of the Financing Agreement, including as a result of the commencement of an insolvency proceeding and (iv) the date of any refinancing of the term loan under the Financing Agreement, (b) modified certain definitions and concepts to account for our 2019 acquisition of properties from Blackjewel, (c) permitted the 2019 disposition of the Pennyrile mining complex, (d) required us to pay a $1.0 million consent fee related to the Pennyrile sale (paid March 2020), (e) allowed us to sell certain real property in Western Colorado and adjusted the timing for remittance to the Lender of the sale proceeds, (f) provided $15.0 million in additional terms loans under the Delayed Draw Term Loan Commitment feature of the Financing Agreement, (g) revised the definition of the Make-Whole Amount under the Financing Agreement to extend the date of the Make-Whole Amount period to December 31, 2021 and (h) extended the termination date of the Financing Agreement to December 27, 2022.

On March 3, 2020, we entered into the Sixth Amendment to the Financing Agreement, which among other things, provided us with a $3.0 million term loan under the Delayed Draw Term Loan Commitment feature of the Financing Agreement and increased the Exit Fee payable to the Lenders upon the maturity date (or earlier termination or acceleration date) by 1.0% to a total of 8.0%.

The following table presents the loan balances and applicable interest rates for each term loan made under the Financing Agreement as of March 31, 2020:

Loan Date	Loan Balance	Interest rate*
	(in millions)
12/27/2017	$27.2	10.99%
8/16/2019	$5.0	11.20%
9/16/2019	$5.0	10.86%
3/3/2020	$3.0	11.52%

* Variable interest rate of Libor plus 10.0%

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to off-balance sheet arrangements that include guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit and surety bonds. No liabilities related to these arrangements are reflected in our unaudited condensed consolidated balance sheet, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

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

As of March 31, 2020, we had $7.9 million in cash collateral held by third-parties of which $3.0 million serves as collateral for approximately $41.3 million in surety bonds outstanding that secure the performance of our reclamation obligations. The other $4.9 million serves as collateral for our self-insured workers’ compensation program. Of the $41.3 million in surety bonds, approximately $0.4 million relates to surety bonds for Deane Mining, LLC, which have not been transferred or replaced by the buyer of Deane Mining LLC as was agreed to by the parties as part of the transaction. We can provide no assurances that a surety company will underwrite the surety bonds of the purchaser of Deane Mining LLC, nor are we aware of the actual amount of reclamation at any given time. Further, if there was a claim under these surety bonds prior to the transfer or replacement of such bonds by the buyer of Deane Mining, LLC, we may be responsible to the surety company for any amounts it pays in respect of such claim. While the buyer is required to indemnify us for damages, including reclamation liabilities, pursuant to the agreements governing the sales of this entity, we may not be successful in obtaining any indemnity or any amounts received may be inadequate.

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

We had no letters of credit outstanding as of March 31, 2020.

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

The accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are fully described in our Annual Report on Form 10-K for the year ended December 31, 2019. We adopted ASU 2016-02- Leases (Topic 842) and all related clarification standards on January 1, 2019 using the transition method to apply the standard prospectively. The standard had a material impact on our unaudited condensed consolidated statements of financial position, but did not have an impact on our unaudited condensed consolidated statements of operations. Please refer to Note 7 of the notes to the unaudited condensed consolidated financial statements for further discussion of the standard and the related disclosures. There have been no other significant changes in these policies and estimates as of March 31, 2020

Recent Accounting Pronouncements

Refer to Part-I— Item 1. Financial Statements, Note 2 of the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements. There are no known future impacts or material changes or trends of new accounting guidance beyond the disclosures provided in Note 2.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Yorktown and Weston Litigation

On May 3, 2019, we (the “Plaintiffs”) filed a complaint in the Court of Chancery in the State of Delaware against Rhino Resource Partners Holdings LLC (“Holdings”), Weston Energy LLC (“Weston”), Yorktown Partners LLC and certain Yorktown funds (collectively, the “Yorktown entities”), as well as Mr. Ronald Phillips, Mr. Bryan H. Lawrence and Mr. Bryan R. Lawrence (the “Yorktown Litigation”).

The complaint alleges that Holdings violated certain representations and negative covenants under an option agreement, dated December 30, 2016 among Holdings, the Plaintiffs, and Weston (the “Option Agreement”), as a result of Holdings’ entry into a Restructuring Support Agreement with Armstrong Energy, Inc. (“Armstrong”), its creditors and certain other parties, which agreement was entered into in advance of Armstrong’s filing for bankruptcy relief under Chapter 11 of the United States Code in November 2017. The complaint further alleges that (i) Mr. Phillips violated fiduciary and contractual duties owed to the Plaintiffs and solicited, accepted and agreed to accept certain benefits from Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence without the Plaintiff’s knowledge or consent and during a period in which Mr. Phillips was the President of Royal and a director on the Partnership’s board and (ii) Holdings, Weston, the Yorktown entities and Messrs. Lawrence and Lawrence aided and abetted Mr. Phillips’ breaches of his fiduciary duties, tortuously interfered with the observance of Mr. Phillips’ duties under the respective organizational agreements and conferred, offered to confer and agreed to confer benefits on Mr. Phillips without the Plaintiff’s knowledge or consent.

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

The Yorktown entities filed an answer to the lawsuit on May 31, 2019, followed by a Motion for Judgment on the Pleadings and Motion to Dismiss. A hearing was scheduled to be held on the Motion for Judgment on the Pleadings on April 7, 2020. Due to the COVID-19 pandemic situation, the hearing was postponed and will be scheduled for a later date that has yet to be determined.

On November 7, 2019, Weston filed a claim in the Court of Chancery of the State of Delaware against us. Weston holds 1,500,000 Series a preferred units representing limited partner interests in us (“Series a Preferred Units”). The claims allege that we breached certain representations, covenants and rights contained in our Fourth Amended and Restated Limited Partnership Agreement and the purchase agreement relating to the sale of the Series A Preferred Units to Weston, as a result of us (i) effecting the previously reported $7 million settlement with a third party in June 2019, which allowed the third party to maintain certain pipelines pursuant to designated permits at our Central Appalachia operations, without Weston’s consent, and (ii) refusing to distribute what Weston, as a holder of Series A Preferred Units, claims is its pro rata share of such settlement. We believe these claims are without merit and intend to vigorously defend against them.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which risks could materially affect our business, financial condition or future results. Except as stated below, there has been no material change in our risk factors from those described in the Annual Report on Form 10-K for the year ended December 31, 2019. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Our results of operations will be negatively impacted by the coronavirus pandemic.

To date, the current and anticipated economic impact of the COVID-19 pandemic, including the actions of governments and countries here in the United States and around the world designed to decrease the spread of the virus, have caused significant declines in demand for met and steam coal. In response to this reduced demand and to the significant health threats to our employees, on March 20, 2020, we temporarily idled production at several of our mines. We will continue to monitor conditions to ensure the health and welfare of our employees. We do not expect the idling of the coal production activities will affect our ability to fulfill current customer commitments, as loading and shipping crews will remain in place to ship coal from existing inventories.

If the impact of the COVID-19 pandemic, including the significant decrease in economic activity, continue for an extended period of time or worsen, it could further reduce the demand for met and steam coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations.

In addition, while our business operations have not been significantly restricted by the response to the COVID-19 pandemic from various governmental agencies, which exempt or exclude essential critical infrastructure businesses from various restrictions they impose (other than encouraging remote work where possible), the spread of COVID-19 has caused us to modify our business practices (including requiring remote working where possible, restricting employee travel and congregation of onsite personnel, and increased frequency of cleaning schedules), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers or other stakeholders or the communities in which we operate. Such measures may disrupt our normal operations, and there is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will not adversely impact our business or results of operations.

As a result of prolonged adverse conditions in the coal industry and our business, we are currently evaluating several strategic options to enhance our ability to generate liquidity and service our debt, as well as meet our financial covenants under the Financing Agreement on an ongoing basis. To the extent these options are not successful, we may pursue a court-supervised reorganization under Chapter 11.

The Partnership is currently exploring alternatives for other sources of capital for ongoing liquidity needs and transactions to enhance its ability to comply with its financial covenants, and is working to improve its operating performance and its cash, liquidity and financial position. This includes pursuing the sale of non-strategic surplus assets, continuing to drive cost improvements across the company, continuing to negotiate alternative payment terms with creditors, and obtaining waivers of going concern and financial covenant violations under our Financing Agreement. To the extent that these options are not successful or adequate to address our liquidity needs or our ability to meet our Financing Agreement covenants on an ongoing basis, we may pursue a court-supervised reorganization under Chapter 11.

A bankruptcy proceeding could have a material adverse effect on our business, financial condition, results of operations and liquidity. It is impossible for us to predict with certainty the amount of time needed to complete a potential Chapter 11 proceeding. For as long as a Chapter 11 proceeding were to continue, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization as well as focusing on our business operations. A Chapter 11 proceeding may involve significant additional professional fees and expenses and create additional liquidity needs for our business. A bankruptcy proceeding also could make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, while we are in a bankruptcy proceeding, our customers and suppliers may lose confidence in our ability to reorganize our business successfully and could seek to establish other commercial relationships, particularly if the process is prolonged.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the three months ended March 31, 2020 is included as Exhibit 95.1 to this report.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of Rhino Resource Partners LP, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-166550) filed on May 5, 2010

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated as of December 30, 2016, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 6, 2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Rhino Resource Partners LP, dated January 25, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-34892) filed on January 25, 2018

4.1	Registration Rights Agreement, dated as of March 21, 2016, by and between Rhino Resource Partners LP and Royal Energy Resources, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 23, 2016

4.2*	Form of Common Unit Warrant.

10.1	Sixth Amendment to Financing Agreement dated as of March 2, 2020, by and among Rhino Resource Partners LP, as Parent, Rhino Energy LLC and each subsidiary of Rhino Energy listed as a borrower on the signature pages thereto, as Borrowers, Parent and each subsidiary of Parent listed as a guarantor on the signature pages thereto, as Guarantors, the lenders from time to time party thereto, as Lenders, Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent and CB Agent Services LLC, as Origination Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on March 6, 2020.

10.2	Promissory Note dated April 22, 2020, by and between Rhino Energy LLC and Blue Ridge Bank, NA, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-34892) filed on April 28, 2020.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

95.1*	Mine Health and Safety Disclosure pursuant to §1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act for the three months ended March 31, 2019

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: May 22, 2020	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 22, 2020	By:	/s/ W. Scott Morris
W. Scott Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

