Form 10-Q/A
period 2020-03-31
Rhino Resource Partners LP
filed 2020-06-02
CIK 1490630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Rhino Resource Partners LP (the “Partnership”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2020 (the “Quarterly Report”), to disclose that it was relying on the conditional filing relief provided under the SEC’s Order, as amended (Release No. 34-88465) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to delay the filing of such Quarterly Report due to circumstances related to the novel coronavirus (“COVID-19”) pandemic. The effects of the COVID-19 pandemic have limited the abilities of the Partnership’s employees to conduct normal business activities, including the preparation and review of the Quarterly Report. The Partnership is following the recommendations of governmental health authorities to minimize exposure risk for its employees, including having some employees work remotely. As a result of the implementation of such measures and due to the limited size of the Partnership’s accounting staff, the Partnership experienced difficulties in completing the normal financial closing processes and internal reviews that were required to timely file the Quarterly Report.

In addition, as required by Rule 12b-15 under the Exchange Act, the Partnership is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Quarterly Report. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of, the Quarterly Report. This Amendment should be read in conjunction with the Quarterly Report.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241)

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

The exhibits marked with the asterisk symbol (*) are filed with this Amendment.

The exhibits marked with the asterisk symbol (**) were furnished with the Quarterly Report. These certifications are not deemed “filed” for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RHINO RESOURCE PARTNERS LP

	By:	Rhino GP LLC, its General Partner

Date: June 2, 2020	By:	/s/ Richard A. Boone
Richard A. Boone
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 2, 2020	By:	/s/ W. Scott Morris
W. Scott Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)